Form 10-K
period 2020-12-31
KINGSTONE COMPANIES, INC.
filed 2021-03-31
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒

Note – Checking the box above will not relieve any registrant required to ?le reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Persons who respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

SEC 1673 (04-20)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $43,436,197 based on the closing sale price as reported on the Nasdaq Global Select Market.

Note.—If a determination as to whether a particular person or entity is an aﬃliate cannot be made without involving unreasonable eﬀort and expense, the aggregate market value of the common stock held by non-aﬃliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has ﬁled all documents and reports required to be ﬁled by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conﬁrmed by a court.Yes ☐ No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 17, 2021, there were 10,701,407 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward‑looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to, the risks and uncertainties discussed in Part I Item 1A (“Risk Factors”) of this Annual Report under “Factors That May Affect Future Results and Financial Condition.”

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

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”), domiciled in the state of New York. KICO is a licensed property and casualty insurance company in New York, New Jersey, Connecticut, Massachusetts, Pennsylvania, Rhode Island, Maine, and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts and Connecticut. Although in 2020 KICO wrote 80% of its direct written premiums in New York, we believe that New Jersey, Connecticut, Massachusetts, and Rhode Island will represent an increasing portion of the total over the coming years.

In addition, through our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, we access alternative distribution channels. Through Cosi, we have the opportunity to partner with name-brand carriers and access nationwide insurance agencies. See “Distribution” below for a discussion of our distribution channels. Cosi receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid. Net Cosi revenue is deducted against commission expense and Cosi related expenses are included in other operating expenses. Cosi related operating expenses are not included in our stand-alone insurance underwriting business and, accordingly, its expenses are not included in the calculation of our combined ratio as described below.

Recent Developments

Developments During 2020

•	Quota Share Reinsurance

            Effective December 30, 2020, KICO terminated the 25% quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ policies, covering the period December 15, 2019 through December 30, 2020.

•	Catastrophe Reinsurance Coverage

Effective July 1, 2020, KICO decreased the top limit of its catastrophe reinsurance coverage from $610,000,000 to $485,000,000, which, at the time, equated to more than a 1-in-130 year storm event according to the primary industry catastrophe model that we follow.

•	A.M. Best Rating

In July 2020, A.M. Best downgraded KICO’s financial strength rating from A- (excellent) to B++ (Good) as a result of KICO’s revision to its catastrophe reinsurance program effective July 1, 2020 as described above.

Developments During 2019

•	Quota Share Reinsurance

Effective December 15, 2019, KICO entered into a 25% quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ policies, covering the period from December 15, 2019 through December 31, 2020 (“2019/2020 Treaty”).

In addition to the 2019/2020 Treaty, KICO’s quota share reinsurance treaties in effect during the year ended December 31, 2019 for its personal lines business were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). Effective July 1, 2019, the 2017/2019 Treaty expired on a run-off basis.

•	Catastrophe Reinsurance Coverage

Effective July 1, 2019, KICO increased the top limit of its catastrophe reinsurance coverage from $450,000,000 to $610,000,000, which, at the time, equated to more than a 1-in-250 year storm event according to the primary industry catastrophe model that we follow.

•	Expansion into Connecticut

In the first quarter of 2019, KICO’s homeowners insurance product was launched in Connecticut.

•	Exit Commercial Liability Business

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

 For the year ended December 31, 2020, our gross written premiums totaled $169.3 million, a decrease of 1.1% from the $171.2 million in gross written premiums for the year ended December 31, 2019. While gross written premiums were generally flat between the two years, in the year ended December 31, 2020, there was a decrease of $10.2 million of commercial lines gross written premiums as a result of our exit from this line, which was offset by an increase in the core homeowners gross written premiums of $11.2 million.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners and dwelling fire multi-peril, cooperative/condominiums, renters, and personal umbrella policies. Personal lines policies accounted for 95.7% of our gross written premiums for the year ended December 31, 2020.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs, primarily based in New York City. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 4.2% of our gross written premiums for the year ended December 31, 2020.

Commercial liability – Through July 2019, we offered businessowners policies, which consist primarily of small business retail, service, and office risks, with limited property exposures. We also wrote artisan’s liability policies for small independent contractors with smaller sized workforces. In addition, we wrote special multi-peril policies for larger and more specialized businessowners risks. Further, we offered commercial umbrella policies written above our supporting commercial lines policies. In July 2019, due to the poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In force policies for these lines were non-renewed at the end of their annual terms. Commercial lines policies accounted for 5.9% of our gross written premiums for the year ended December 31, 2019. We have no in force commercial lines policies as of December 31, 2020.

Other - We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.1% of our gross written premiums for the year ended December 31, 2020.

Our Competitive Strengths

History of Growing Our Profitable Operations

KICO has been in operation in the State of New York for over 130 years. We have consistently grown the amount of profitable business that we write by introducing new products, increasing volume written with our selected producers in existing markets, and developing new producer relationships and markets. KICO has earned an underwriting profit in eight of the past ten years, including in 2012 and 2013 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the markets in which we operate is a competitive advantage with producers and insureds.

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

In 2020, we implemented the Kingstone 2.0 program which is an effort to modernize our systems. In 2020 we implemented our new claims system, filed our new homeowners program in New York, and filed our new condo/tenant and dwelling fire programs in New York, introduced a new interface for our select producers and started the conversion to our new policy management system. We have been able to make these investments without an increase in underwriting expenses.

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

	Year ended		Year ended
($ in thousands)	December 31, 2020		December 31, 2019

Direct Written Pemiums	Amount	Percent	Amount	Percent

Core Independent	$123,755	76.4%	$120,625	80.6%
Expansion Independent (1)	30,953	19.1%	24,253	16.2%
Alternative Distribution through Cosi	7,233	4.5%	4,799	3.2%
Total	$161,941	100.0%	$149,677	100.0%

(1)	Outside of New York

For the years ended December 31, 2020 and 2019, Alternative Distribution comprised of 4.5% and 3.2% respectively, of direct written premiums for our homeowners and dwelling fire components of personal lines.

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

In 2019, KICO was the 14th largest writer of homeowners insurance in the State of New York, according to data compiled by SNL Financial LLC. Based on the same data, in 2019, we had a 1.6% market share for this business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York and other states. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in Northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region.

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

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2020	2019

Balance at beginning of period	$80,498,611	$56,197,106
Less reinsurance recoverables	(15,728,224)	(15,671,247)
Net balance, beginning of period	64,770,387	40,525,859

Incurred related to:
Current year	66,389,907	79,044,301
Prior years	41,165	11,138,023
Total incurred	66,431,072	90,182,324

Paid related to:
Current year	41,100,578	42,861,207
Prior years	27,453,904	23,076,589
Total paid	68,554,482	65,937,796

Net balance at end of period	62,646,977	64,770,387
Add reinsurance recoverables	20,154,251	15,728,224
Balance at end of period	$82,801,228	$80,498,611

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development of reserves held as of each calendar year-end from 2011 through 2020.

The first section of the table reflects the changes in our loss and LAE reserves after each subsequent calendar year of development. The table displays the re-estimated values of incurred losses and LAE at each succeeding calendar year-end, including payments made during the years indicated. The second section of the table shows by year the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. An example with respect to the net loss and LAE reserves of $7,280,000 as of December 31, 2010 is as follows. By December 31, 2012 (two years later), $4,947,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2010. The re-estimated ultimate reserves for those claims as of December 31, 2012 (two years later) had grown to $8,289,000.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2020, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	7,280	8,520	12,065	17,139	21,663	23,170	25,960	32,051	40,526	64,770	62,647
Net reserve estimated as of One year later	7,483	9,261	13,886	18,903	21,200	23,107	25,899	33,203	51,664	64,811
Two years later	8,289	11,022	16,875	18,332	21,501	24,413	26,970	42,723	55,145
Three years later	9,170	12,968	16,624	18,687	22,576	25,509	33,298	43,780
Four years later	10,128	12,552	16,767	19,386	23,243	28,638	33,342
Five years later	9,925	12,440	16,985	19,449	25,442	28,506
Six years later	9,932	12,367	16,959	20,265	25,353
Seven years later	9,779	12,307	17,198	20,069
Eight years later	9,676	12,317	17,089
Nine years later	9,736	12,325
Ten years later	9,728
Net cumulative redundancy (deficiency)	(2,448)	(3,805)	(5,024)	(2,930)	(3,690)	(5,336)	(7,382)	(11,729)	(14,619)	(41)

(in thousands of $)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	3,201	3,237	4,804	6,156	8,500	8,503	9,900	15,795	23,075	27,454
Two years later	4,947	5,661	8,833	10,629	12,853	14,456	17,187	26,168	35,924
Three years later	6,199	8,221	11,873	13,571	16,564	19,533	23,484	32,704
Four years later	7,737	10,100	13,785	16,166	19,838	22,816	27,203
Five years later	8,585	10,903	15,479	17,262	21,976	25,210
Six years later	8,941	11,417	15,882	18,265	23,280
Seven years later	9,275	11,725	16,152	18,954
Eight years later	9,559	11,864	16,516
Nine years later	9,629	12,205
Ten years later	9,630

Net reserve -
December 31,	7,280	8,520	12,065	17,139	21,663	23,170	25,960	32,051	40,526	64,770	62,647
* Reinsurance Recoverable	10,432	9,960	18,420	17,364	18,250	16,707	15,777	16,749	15,671	15,728	20,154
* Gross reserves -
December 31,	17,712	18,480	30,485	34,503	39,913	39,877	41,737	48,800	56,197	80,499	82,801

Net re-estimated reserve	9,728	12,325	17,089	20,069	25,353	28,506	33,342	43,780	55,145	64,811
Re-estimated reinsurance recoverable	13,140	13,577	28,342	22,512	23,667	21,667	21,300	21,264	19,551	16,496
Gross re-estimated reserve	22,868	25,902	45,431	42,581	49,020	50,173	54,642	65,044	74,696	81,307

Gross cumulative redundancy (deficiency)	(5,156)	(7,422)	(14,946)	(8,078)	(9,107)	(10,296)	(12,905)	(16,244)	(18,499)	(808)

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

Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ policies, which covered the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut-off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our quota share reinsurance treaties in effect during the year ended December 31, 2019 for our personal lines business were covered under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the year ended December 31, 2019 was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”).

Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold. The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines occurrence for dates of loss on or after December 15, 2019 through December 30, 2020 was $750,000. Effective December 31, 2020, our maximum net retention increased to $1,000,000. Our maximum net retention under the excess of loss treaties for any one commercial general liability occurrence for dates of loss on or after July 1, 2020 is $750,000.

We earned ceding commission revenue under the quota share reinsurance treaties based on a provisional commission rate on all premiums ceded to the reinsurers as adjusted by a sliding scale based on the ultimate treaty year loss ratios on the policies reinsured under each agreement. The sliding scale provided minimum and maximum ceding commission rates in relation to specified ultimate loss ratios.

Under the 2019/2020 Treaty, KICO received a fixed provisional rate with no adjustment for sliding scale contingent commissions. Under the 2017/2019 Treaty, KICO received a higher upfront fixed provisional rate than in prior years’ treaties. In exchange for the higher provisional rate, KICO had a reduced opportunity to earn sliding scale contingent commissions.

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

In 2020, we purchased catastrophe reinsurance to provide coverage of up to $485,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-130 year storm event. The direct retention for any single catastrophe event is $10,000,000. For the period December 15, 2019 through December 30, 2020 losses on personal lines policies were subject to the 25% quota share treaty, which resulted in a net retention by us of $5,625,000 of exposure per catastrophe occurrence. Effective July 1, 2020, we have reinstatement premium protection on the first $70,000,000 layer of catastrophe coverage in excess of $10.000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level.

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

 Kingstone has a financial strength rating from A.M. Best of B++ (Good). Other ratings assigned to KICO and Kingstone by A.M. Best and Kroll Bond Rating Agency are as follows:

Kingstone
	KICO	Companies

A.M. Best Long-Term issuer credit rating (ICR)	bbb (negative outlook)	bb (negative outlook)
A.M. Best Long-Term issue credit rating (IR)
$30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	bb (negative outlook)
Kroll Bond Rating Agency insurance financial strength rating (IFSR)	A- (stable outlook)	n/a
Kroll Bond Rating Agency issuer rating	n/a	BBB- (stable outlook)
$30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	BBB- (stable outlook)

KICO also has a Demotech financial stability rating of A (Exceptional) which generally makes its policies acceptable to mortgage lenders that require homeowners to purchase insurance from highly rated carriers.

Catastrophe Losses

In 2020 we had catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers. Our predominant market, downstate New York, was affected by several events, including one large event, Tropical Storm Isaias, during 2020. The effects of this catastrophe and other minor catastrophes during the year increased our net loss ratio by 10.8 percentage points in 2020. Our predominant market, downstate New York, was affected by several events, including one large event, during the winter of 2019. These claims were primarily from losses due to frozen pipes and related water damage resulting from abnormally low temperatures for an extended period. The effects of this catastrophe and other minor catastrophes during the year increased our net loss ratio by 6.0 percentage points in 2019.

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

In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the insurance regulatory authority. The state regulator may reject a plan that may lead to market disruption. Laws and regulations, including those in New York, that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of KICO to exit unprofitable markets. Such laws did not affect KICO’s ability to withdraw from the commercial liability market in New York State in 2019 and the commercial auto market in New York State in 2015. In January 2019, KICO was granted permission by the Texas Department of Insurance to withdraw from the Texas insurance market for which it never commenced business since receiving its certificate of authority in August 2015.

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

State Regulatory Examinations

As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The New York DFS commenced its examination of KICO in 2019 as of December 31, 2018. The examination was completed on April 30, 2020.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is above the ACL and is in compliance with New York’s RBC requirements as of December 31, 2020.

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

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2020, KICO did not have any ratios outside the usual range.

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

Employees

As of December 31, 2020, we had 87 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Revenues. We expect that the impact of COVID-19 on general economic activity will negatively impact our premium volumes. We began to experience this impact in March 2020 and it became more significant during the remainder of 2021. We also expect this impact will further persist but to a lesser extent for the duration of 2020, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material.

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

Because of the exposure of our property and casualty business to catastrophic events (such as Superstorm Sandy) and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We currently have catastrophe reinsurance coverage with regard to losses of up to $485,000,000 ($475,000,000 in excess of $10,000,000). The initial $7,500,000 of losses in a catastrophe were subject to a 25% quota share reinsurance treaty through December 30, 2020, such that we retain $8,125,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $475.000,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

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

Approximately 80% of our revenue is currently derived from sources located in the State of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the state. Changes in any of these conditions could make it costlier or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

We are highly dependent on a relatively small number of insurance brokers for a large portion of our revenues.

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. For the year ended December 31, 2020, thirty brokers provided a total of 36.3% of our total gross premiums written. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

State insurance laws limit the ability of KICO to pay dividends and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2020, the maximum permissible distribution that KICO could pay without prior regulatory approval was approximately $2,560,000. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies. Our ability to pay interest on the Notes as it comes due and the principal of the Notes at their maturity may be limited by these regulatory constraints.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President, Chief Executive Officer and Executive Chairman, and Meryl Golden, our Chief Operating Officer. The loss of Mr. Goldstein or Ms. Golden or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition prevailing in the market for qualified personnel. Mr. Goldstein entered into an amended and restated employment agreement effective January 1, 2020 and expiring December 31, 2022. Ms. Golden entered into an amended and restated employment agreement effective January 1, 2021 and expiring on December 31, 2022.

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

All of these systems are subject to “cyber attacks” by sophisticated third parties with substantial computing resources and capabilities, and to unauthorized or illegitimate actions by employees, consultants, agents and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:

•	steal, corrupt, or destroy data, including our intellectual property, financial data or the personal information of our customers or employees
•	misappropriate funds
•	disrupt or shut down our systems
•	deny customers, agents, brokers, or others access to our systems, or
•	infect our systems with viruses or malware.

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

We have an effective registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), an aggregate of 1,400,000 shares of our common stock issuable under our 2014 Equity Participation Plan (the “2014 Plan”).

As of December 31, 2020, options to purchase 119,966 shares of our common stock, and 370,964 shares subject to unvested restricted stock grants, were outstanding under the 2014 Plan and 843,316 shares were reserved for issuance thereunder.  We have also registered up to $39,290,000 of our securities pursuant to registration statements on Form S-3, which we may sell from time to time in one or more offerings.  The shares subject to the registration statements on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by our affiliates.

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

As of March 17, 2021, our executive officers and directors beneficially owned 881,383 shares of our common, representing 8.2% of the outstanding shares of our common stock.

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

ITEM 3. None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “KINS.”

Holders

As of March 17, 2021, there were 199 record holders of our common stock.

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

Our ability to pay dividends depends, in part, on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. These restrictions are related to surplus and net investment income. Without the prior approval of the DFS, dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2020, the maximum distribution that KICO could pay without prior regulatory approval was approximately $2,560,000, which is based on investment income for the trailing 36 months, net of dividends paid by KICO during such period. See “Business – Government Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1 and 7, respectively, of this Annual Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to purchases of common stock made by us during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Be Purchased Under the Plans or Programs

10/1/20 – 10/31/20	-	-	-	-
11/1/20 – 11/30/20	9,000	$6.66	-	-
12/1/20 – 12/31/20	49,383	$6.48	-	-
Total	58,383	$6.54	-	-

(1)	Purchases were made by us in open market transactions.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not applicable to smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the year ended December 31, 2020, 80.0% of KICO’s direct written premiums came from the New York policies.

In addition, through our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, we access alternative distribution channels. Through Cosi, we have the opportunity to partner with name-brand carriers and access nationwide insurance agencies. See “Distribution Channels” below for a discussion of our distribution channels. Cosi receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid. Net Cosi revenue is eliminated against commission expense and Cosi related operating expenses are included in other operating expenses. Cosi related operating expenses are not included in our stand-alone insurance underwriting business and, accordingly, its expenses are not included in the calculation of our combined ratio as described below.

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

Other operating expenses include our corporate expenses as a holding company and operating expenses of Cosi. These corporate expenses include legal and auditing fees, executive employment costs, and other costs directly associated with being a public company. Cosi operating expenses primarily include employment, occupancy and consulting costs.

Principal Revenue and Expense Items

Net premiums earned: Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2020, we would earn half of the premiums in 2020 and the other half in 2021.

Ceding commission revenue: Commissions on reinsurance premiums ceded to quota share treaties are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net investment income and net gains (losses) on investments: We invest in cash and cash equivalents, short-term investments, fixed-maturity and equity securities, and other investments. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify our fixed-maturity securities as either available-for-sale or held-to-maturity. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive income on our balance sheet while our equity securities and other investments report changes in fair value through earnings. See Note 2 in the accompanying consolidated financial statements for further discussion over our accounting policies following Item 16 of this Annual Report.

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

Other operating expenses: Other operating expenses include the corporate expenses of our holding company, Kingstone Companies, Inc., and operating expenses of Cosi. These expenses include executive employment costs, legal and auditing fees, and other costs directly associated with being a public company. Cosi operating expenses primarily include employment costs, occupancy costs and consulting costs.

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

Income tax expense: We incur federal income tax expense on our consolidated statement of operations as well as state income tax expense for our non-insurance underwriting subsidiaries.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of December 31, 2020 there are no commercial liability policies in-force. For the year ended December 31, 2020, these expired policies represent approximately 2.5% of net premiums earned and 33.7% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

	Year ended		Year ended
($ in thousands)	December 31, 2020		December 31, 2019

Direct Written Pemiums	Amount	Percent	Amount	Percent

Core Independent	$123,755	76.4%	$120,625	80.6%
Expansion Independent (1)	30,953	19.1%	24,253	16.2%
Alternative Distribution through Cosi	7,233	4.5%	4,799	3.2%
Total	$161,941	100.0%	$149,677	100.0%

(1)	Outside of New York

(Percent components may not sum to totals due to rounding)

For the years ended December 31, 2020 and 2019, Alternative Distribution made up 4.5% and 3.2%, respectively, of direct written premiums for our homeowners and dwelling fire components of personal lines. As discussed above, on July 10, 2020, KICO’s A.M. Best Financial Strength Rating was downgraded from A- (Excellent) to B++ (Good). This action has resulted in and will continue to result in a decrease in the business from Cosi, a multi-state licensed general agent that had partnered with name-brand carriers, some of which require an A.M. Best rating of A- (Excellent) from its partners.

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

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

	Years ended December 31,
($ in thousands)	2020	2019	Change	Percent
Revenues
Direct written premiums	$169,318	$171,214	$(1,896)	(1.1)%
Assumed written premiums	-	1	(1)	na %
	169,318	171,215	(1,897)	(1.1)%
Ceded written premiums
Ceded to quota share treaties in force during the period	33,250	7,623	25,627	336.2%
Unearned premiums ceded to new quota share treaty (1)	-	16,320	(16,320)	(100.0)%
Return of premiums previously ceded to prior quota share treaties (1)	(17,440)	-	(17,440)	na %
Ceded to quota share treaties	15,810	23,943	(8,133)	(34.0)%
Ceded to excess of loss treaties	2,007	1,879	128	6.8%
Ceded to catastrophe treaties	24,438	19,814	4,624	23.3%
Total ceded written premiums	42,255	45,636	(3,381)	(7.4)%

Net written premiums	127,063	125,579	1,484	1.2%

Change in unearned premiums
Direct and assumed	374	(11,351)	11,725	(103.3)%
Ceded to quota share treaties	(19,356)	13,395	(32,751)	244.5%
Change in net unearned premiums	(18,982)	2,044	(21,026)	1,028.7%

Premiums earned
Direct and assumed	169,692	159,864	9,828	6.1%
Ceded to reinsurance treaties	(61,611)	(32,240)	(29,371)	(91.1)%
Net premiums earned	108,081	127,624	(19,543)	(15.3)%

Ceding commission revenue	14,202	4,651	9,551	205.4%
Net investment income	6,506	6,869	(363)	(5.3)%
Net gains on investments	1,591	4,591	(3,000)	(65.3)%
Other income	990	1,385	(395)	(28.5)%
Total revenues	131,370	145,120	(13,750)	(9.5)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	72,842	94,775	(21,933)	(23.1)%
Losses from catastrophes, tropical storm Isaias (2)(3)	16,857	-	16,857	na %
Losses from catastrophes, all others (2)	4,683	8,177	(3,494)	(42.7)%
Total direct and assumed loss and loss adjustment expenses	94,382	102,952	(8,570)	(8.3)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	18,013	12,287	5,726	46.6%
Losses from catastrophes, tropical storm Isaias (2)(3)	8,732	-	8,732	na %
Losses from catastrophes, all others (2)	1,206	482	724	150.2%
Total ceded loss and loss adjustment expenses	27,951	12,769	15,182	118.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	54,829	82,488	(27,659)	(33.5)%
Losses from catastrophes, tropical storm Isaias (2)(3)	8,125	-	8,125	na %
Losses from catastrophes, all others (2)	3,477	7,695	(4,218)	(54.8)%
Net loss and loss adjustment expenses	66,431	90,183	(23,752)	(26.3)%

Commission expense	31,828	30,093	1,735	5.8%
Other underwriting expenses	25,425	24,420	1,005	4.1%
Other operating expenses	4,283	3,835	448	11.7%
Depreciation and amortization	2,865	2,546	319	12.5%
Interest expense	1,826	1,826	-	-%
Total expenses	132,659	152,903	(20,245)	(13.2)%

Loss before taxes	(1,288)	(7,783)	6,495	83.5%
Income tax benefit	(2,260)	(1,816)	(444)	(24.4)%
Net income (loss)	$972	$(5,967)	$6,939	116.3%

(1)	Effective July 1, 2019, our personal lines 10% quota share treaty expired on a run-off basis. Effective December 15, 2019, we entered into a 25% quota share treaty. Effective December 31, 2020, our personal lines 25% quota share treaty expired on a cut-off basis.
(2)	The years ended December 31, 2020 and 2019 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.
(3)	The year ended December 31, 2020 includes catastrophe losses from Tropical Storm Isaias, which has been designated PCS Storm 2044.

	Years ended December 31,
	2020	2019	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	61.5%	70.7%	(9.2)	(13.0)%
Net underwriting expense ratio	38.9%	38.0%	0.9	2.4%
Net combined ratio	100.4%	108.7%	(8.3)	(7.6)%

Direct Written Premiums

Direct written premiums during the year ended December 31, 2020 (“Year Ended 2020”) were $169,318,000 compared to $171,214,000 during the year ended December 31, 2019 (“Year Ended 2019”). The decrease of $1,896,000, or 1.1%, was primarily due to the decrease in premiums from our commercial lines business as result of our decision in July 2019 to no longer underwrite this line of business. Direct written premiums from our personal lines business in Year Ended 2020 were $162,184,000, an increase of $12,264,000, or 8.2%, from $149,920,000 in Year Ended 2019.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $33,914,000 in Year Ended 2020, an increase of $8,267,000, or 32.2% compared to $25,647,000 in Year Ended 2019.

Net Written Premiums and Net Premiums Earned

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Our personal lines quota share reinsurance treaty in effect for Year Ended 2019 was covered through June 30, 2019 (together with the run-off period) under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during Year Ended 2019 was covered through June 30, 2019 (together with the run-off period) under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). The following table describes the quota share reinsurance ceding rates in effect for each treaty year during Year ended 2020 and Year Ended 2019 under the 2019/2020 Treaty and the 2017/2019 Treaty, respectively. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Years ended December 31,
	2020		2019
	("2019/2020 Treaty")		("2018/2019 Treaty Year")

Quota share reinsurance rates
Personal lines	25	% (2)	10	% (1)

(1)	The 2018/2019 Treaty Year, covered under the 2017/2019 Treaty, expired on a run-off basis effective July 1, 2019 through June 30, 2020 (the “2019 Run-off”).
(2)	The 2019/2020 Treaty was effective December 15, 2019 with a quota share reinsurance rate of 25%.
See “Reinsurance” below for changes to our personal lines quota share treaty effective December 15, 2019, and July 1, 2019 and 2018.

Net written premiums increased $1,484,000, or 1.2%, to $127,063,000 in Year Ended 2020 from $125,579,000 in Year Ended 2019. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in net written premiums in Year Ended 2020 was attributable to the inception of the 2019/2020 Treaty on December 15, 2019 on a cut-off basis (see table above) and the decrease in commercial lines premiums, which are not subject to a quota share treaty. In Year Ended 2020, our premiums ceded under quota share treaties in force increased by $25,627,000 over the comparable ceded premiums in Year Ended 2019. Our personal lines business was subject to the 2019/2020 Treaty from December 15, 2019 through December 30, 2020. Our personal lines business was subject to the 2017/2019 Treaty under the 2018/2019 Treaty Year through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force continued to be ceded under the 10% quota share rate until such policies expired (run-off) over the next year. The 2019 run-off period was from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Year Ended 2020, our ceded excess of loss reinsurance premiums increased by $128,000 over the comparable ceded premiums for Year Ended 2019. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Year Ended 2020, our premiums ceded under catastrophe treaties increased by $4,624,000 over the comparable ceded premiums in Year Ended 2019. The change was due to an increase in our catastrophe limit purchased through June 30, 2020, partially offset by a decrease in our limit effective July 1, 2020and an increase in reinsurance rates effective July 1, 2019. Through June 30, 2020, our ceded catastrophe premiums were paid based on the total direct written premiums subject to the catastrophe reinsurance treaty. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums will be paid based on the total insured value of our risks calculated as of August 31, 2021.

Net premiums earned

Net premiums earned decreased $19,543,000, or 15.3%, to $108,081,000 in Year Ended 2020 from $127,624,000 in Year Ended 2019. The decrease was due to the inception of the 2019/2020 Treaty on December 15, 2019 and the decrease in commercial lines premiums, which are not subject to a quota share treaty. The expired 2017/2019 Treaty under the 2018/2019 Treaty Year was in run-off through June 30, 2020.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2020	2019	Change	Percent

Provisional ceding commissions earned	$14,119	$5,446	$8,673	159.3%
Contingent ceding commissions earned	83	(795)	878	n/a

Total ceding commission revenue	$14,202	$4,651	$9,551	205.4%

Ceding commission revenue was $14,202,000 in Year Ended 2020 compared to $4,651,000 in Year Ended 2019. The increase of $9,551,000, or 205.4%, was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. The increase in provisional ceding commissions occurred due to the increase in quota share reinsurance rates effective December 15, 2019 (see below for discussion of provisional ceding commissions earned and contingent ceding commissions earned).

Provisional Ceding Commissions Earned

We receive a provisional ceding commission based on ceded written premiums. The $8,673,000 increase in provisional ceding commissions earned is primarily due to the increase in the quota share ceding rate effective December 15, 2019 to 25%, from the 10% rate in effect for part of Year Ended 2019. There was an increase in ceded premiums in Year Ended 2020 available from which to earn ceding commissions compared to Year Ended 2019 due to the changes in quota share ceding rates, the elimination of the 10% quota share treaty on effective July 1, 2019, and an increase in personal lines direct written premiums subject to the quota share.

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

Net Investment Income

Net investment income was $6,506,000 in Year Ended 2020 compared to $6,869,000 in Year Ended 2019, a decrease of $363,000, or 5.3%. The average yield on invested assets was 3.39% as of December 31, 2020 compared to 3.51% as of December 31, 2019.

Cash and invested assets were $222,314,000 as of December 31, 2020 compared to $231,700,000 as of December 31, 2019. The $9,386,000 decrease in cash and invested assets was primarily attributable to a decrease in operating cash flows for the Year Ended 2020.

Net Gains and Losses on Investments

Net gains on investments were $1,591,000 in Year Ended 2020 compared to net gains of $4,591,000 in Year Ended 2019. Unrealized gains on our equity securities and other investments in Year Ended 2020 were $758,000, compared to unrealized gains of $4,562,000 in Year Ended 2019. Realized gains on sales of investments were $832,000 in Year Ended 2020 compared to realized gains of $29,000 in Year Ended 2019.

Other Income

Other income was $990,000 in Year Ended 2020 compared to $1,385,000 in Year Ended 2019. The decrease of $395,000, or 28.5%, was primarily due to a decrease in finance and service charges during Year Ended 2020.

Net Loss and LAE

Net loss and LAE was $66,431,000 in Year Ended 2020 compared to $90,182,000 in Year Ended 2019. The net loss ratio was 61.5% in Year Ended 2020 compared to 70.7% in Year Ended 2019, a decrease of 9.2 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

The net loss ratio was 61.5% for Year Ended 2020. Despite the significant impact from Tropical Storm Isaias in August, the loss ratio for Year Ended 2020 still improved 9.2 points, from 70.7% in Year Ended 2019. The loss ratio improved due to several factors, including a reduced impact from prior year loss development and an improvement in underlying loss ratio driven by reduced severity.

Prior year development was stable for Year Ended 2020, with minimal impact on the overall loss ratio. This compared to 8.7 points of unfavorable impact in Year Ended 2019, which was primarily related to adverse loss development from commercial lines business of which there were no in-force policies as of December 31, 2020.

The impact of catastrophe losses was larger in Year Ended 2020. The total catastrophe loss ratio for Year Ended 2020 was 10.7 points, compared to 6.0 points for Year Ended 2019. During Tropical Storm Isaias we incurred $8.125 million of losses, or a 7.5-point impact on the overall loss ratio. There were 13 PCS catastrophe events (excluding Tropical Storm Isaias) during Year Ended 2020, with a 3.2-point impact on the overall loss ratio compared to 9 PCS catastrophe events during Year Ended 2019 with a 6.0-point impact on the overall loss ratio as noted above.

The underlying loss ratio (loss ratio excluding impact of catastrophe and prior year development) was 50.7% for Year Ended 2020, a decrease of 5.3 points from the 56.0% underlying loss ratio for Year Ended 2019. The improvement was primarily due to reduced severity and our exit from the commercial liability lines of business. Excluding commercial lines, the underlying loss ratio improved 3.3 points to 49.8% for Year Ended 2020 compared to from 53.1% for Year Ended 2019.

Commission Expense

Commission expense was $31,828,000 in Year Ended 2020 or 18.8% of direct earned premiums. Commission expense was $30,093,000 in Year Ended 2019 or 18.8% of direct earned premiums. The increase of $1,735,000 is primarily due to the increase in direct earned premiums in Year Ended 2020 as compared to Year Ended 2019.

Other Underwriting Expenses

Other underwriting expenses were $25,425,000 in Year Ended 2020 compared to $24,420,000 in Year Ended 2019. The increase of $1,005,000, or 4.1%, was primarily due to expenses related to growth in personal lines direct written premiums and salaries. Expenses directly related to the increase in personal lines direct written premiums primarily consist of underwriting expenses, software usage fees, and state premium taxes. Expenses indirectly related to the increase in personal lines direct written premiums primarily consist of salaries along with related other employment costs.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $10,830,000 in Year Ended 2020 compared to $10,358,000 in Year Ended 2019. The increase of $472,000, or 4.6%, was less than the 8.2% increase in personal lines direct written premiums. The increase in employment costs was attributable to the hiring of additional highly experienced management and separation payments to terminated employees, offset by staff reductions.

Our net underwriting expense ratio in Year Ended 2020 was 38.9% compared to 38.0% in Year Ended 2019. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Year ended
	December 31,		Percentage
	2020	2019	Point Change

Other underwriting expenses
Employment costs	10.0%	8.1%	1.9
Underwriting fees (inspections/data services)	2.6	2.4	0.2
Other expenses	11.0	8.6	2.4
Total other underwriting expenses	23.6	19.1	4.5

Commission expense	29.4	23.6	5.8

Ceding commission revenue
Provisional	(13.1)	(4.3)	(8.8)
Contingent	(0.1)	0.6	(0.7)
Total ceding commission revenue	(13.2)	(3.7)	(9.5)

Other income	(0.9)	(1.0)	0.1

Net underwriting expense ratio	38.9%	38.0%	0.9

The overall 9.5 percentage point increase in the benefit from ceding commissions was driven entirely by the change in our quota share ceding rates and its impact on provisional ceding commission revenue. The components of our net underwriting expense ratio related to other underwriting expenses, other income and commissions increased in all categories due to less retention beginning with the inception of the 2019/2020 Treaty on December 15, 2019, resulting in an overall 0.9 percentage point increase in the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $4,283,000 for Year Ended 2020 compared to $3,835,000 for Year Ended 2019. The increase in Year Ended 2020 of $448,000, or 11.7%, as compared to Year Ended 2019 was primarily due to increases in equity compensation. The increase in equity compensation was due to an annual restricted stock award pursuant to the employment agreement with Barry B. Goldstein, our Chief Executive Officer. Executive bonus compensation is accrued pursuant to the employment agreement in effect through December 31, 2022, however, no bonus expense was accrued for Year Ended 2020.The bonus, when applicable, is a one-time payment computed at the end of the three-year period ended December 31, 2019, and as of December 31, 2019 the three-year computation did not meet the required terms of profitability, resulting in no payment and a reversal of the $698,000 previously accrued.

Depreciation and Amortization

Depreciation and amortization was $2,865,000 in Year Ended 2020 compared to $2,546,000 in Year Ended 2019. The increase of $319,000, or 12.5%, in depreciation and amortization was primarily due to depreciation of our new systems platform for handling business being written in Expansion states, newly purchased assets used to upgrade our systems infrastructure.

Interest Expense

Interest expense in Year Ended 2020 and Year Ended 2019 was $1,826,000. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit

Income tax benefit in Year Ended 2020 was $2,260,000, which resulted in an effective tax benefit rate of 175.5%. Income tax benefit in Year Ended 2019 was $1,816,000, which resulted in an effective tax benefit rate of 23.3%. Loss before taxes was $1,288,000 in Year Ended 2020 compared to loss before taxes of $7,783,000 in Year Ended 2019. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2019 NOL’s. We elected on our 2019 federal income tax return to carry back the 2019 NOL of $9,737,000 to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019. We will also elect on our 2020 federal income tax return to carry back the 2020 NOL of $5,715,000 to tax year 2015. The corporate tax rate in 2015 was 34%, compared to the corporate tax rate of 21% in 2020.

Net Income (Loss)

Net income was $972,000 in Year Ended 2020 compared to a net loss of $5,967,000 in Year Ended 2019. The increase in net income of $6,939,000, or 116.3%, was due to the circumstances described above, which caused the decrease in our net loss ratio and increase in ceding commission, partially offset by the decrease in our net premiums earned, other underwriting and operating expenses, depreciation and amortization.

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

	Years ended
	December 31,
	2020	2019
Gross premiums written:
Personal lines	$162,184,437	$149,920,020
Livery physical damage	7,055,668	10,576,156
Other(1)	245,842	593,945
Total without commercial lines	169,485,947	161,090,121
Commercial lines (in run-off effective July 2019)(2)	(168,043)	10,124,908
Total gross premiums written	$169,317,904	$171,215,029

Net premiums written:
Personal lines(3)	$120,362,688	$105,774,168
Livery physical damage	7,055,668	10,576,156
Other(1)	218,853	549,978
Total without commercial lines	127,637,209	116,900,302
Commercial lines (in run-off effective July 2019)(2)	(574,688)	8,678,829
Total net premiums written	$127,062,521	$125,579,131

Net premiums earned:
Personal lines(3)	$96,463,184	$102,943,699
Livery physical damage	8,706,984	10,565,739
Other(1)	198,853	518,671
Total without commercial lines	105,369,021	114,028,109
Commercial lines (in run-off effective July 2019)(2)	2,711,608	13,595,333
Total net premiums earned	$108,080,629	$127,623,442

Net loss and loss adjustment expenses(4):
Personal lines	$56,312,702	$62,157,739
Livery physical damage	2,641,801	5,209,065
Other(1)	27,425	605,994
Unallocated loss adjustment expenses	4,304,095	2,846,248
Total without commercial lines	63,286,023	70,819,046
Commercial lines (in run-off effective July 2019)(2)	3,145,049	19,363,278
Total net loss and loss adjustment expenses	$66,431,072	$90,182,324

Net loss ratio(4):
Personal lines	58.4%	60.4%
Livery physical damage	30.3%	49.3%
Other(1)	22.4%	116.8%
Total without commercial lines	60.1%	62.1%

Commercial lines (in run-off effective July 2019)(2)	116.0%	142.4%
Total	61.5%	70.7%

(1)	“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates effective December 31, 2020, December 15, 2019 and July 1, 2019.
(4)	See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in the years ended December 31, 2020 and 2019.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2020 and 2019 follows:

	Years ended
	December 31,
	2020	2019

Revenues
Net premiums earned	$108,080,629	$127,623,442
Ceding commission revenue	14,202,353	4,650,851
Net investment income	6,504,983	6,821,248
Net gains on investments	1,549,099	4,495,230
Other income	970,595	1,306,820
Total revenues	131,307,659	144,897,591

Expenses
Loss and loss adjustment expenses	66,431,072	90,182,324
Commission expense	31,828,174	30,093,106
Other underwriting expenses	25,424,779	24,420,208
Depreciation and amortization	2,732,128	2,446,959
Total expenses	126,416,153	147,142,597

Income (loss) from operations	4,891,506	(2,245,006)
Income tax expense (benefit)	200,339	(785,784)
Net income (loss)	$4,691,167	$(1,459,222)

Key Measures:
Net loss ratio	61.5%	70.7%
Net underwriting expense ratio	38.9%	38.0%
Net combined ratio	100.4%	108.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$57,252,953	$54,513,314
Less: Ceding commission revenue	(14,202,353)	(4,650,851)
Less: Other income	(970,595)	(1,306,820)
Net underwriting expenses	$42,080,005	$48,555,643

Net premiums earned	$108,080,629	$127,623,442

Net Underwriting Expense Ratio	38.9%	38.0%

            An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2020
Written premiums	$169,317,904	$-	$(42,255,383)	$127,062,521
Change in unearned premiums	373,966	-	(19,355,858)	(18,981,892)
Earned premiums	$169,691,870	$-	$(61,611,241)	$108,080,629

Loss and loss adjustment expenses exluding
the effect of catastrophes	$72,841,957	$-	$(18,012,645)	$54,829,312
Catastrophe loss	21,540,120	-	(9,938,360)	11,601,760
Loss and loss adjustment expenses	$94,382,077	$-	$(27,951,005)	$66,431,072

Loss ratio excluding the effect of catastrophes	42.9%	0.0%	29.2%	50.7%
Catastrophe loss	12.7%	0.0%	16.2%	10.8%
Loss ratio	55.5%	0.0%	45.4%	61.5%

Year ended December 31, 2019
Written premiums	$171,214,091	$939	$(45,635,899)	$125,579,131
Change in unearned premiums	(11,350,864)	(243)	13,395,418	2,044,311
Earned premiums	$159,863,227	$696	$(32,240,481)	$127,623,442

Loss and loss adjustment expenses exluding the effect of catastrophes	$94,776,624	$(1,813)	$(12,287,304)	$82,487,507
Catastrophe loss	8,176,529	-	(481,712)	7,694,817
Loss and loss adjustment expenses	$102,953,153	$(1,813)	$(12,769,016)	$90,182,324

Loss ratio excluding the effect of catastrophes	59.3%	-260.5%	38.1%	64.6%
Catastrophe loss	5.1%	0.0%	1.5%	6.1%
Loss ratio	64.4%	-260.5%	39.6%	70.7%

The key measures for our insurance underwriting business for the years ended December 31, 2020 and 2019 are as follows:

	Years ended
	December 31,
	2020	2019

Net premiums earned	$108,080,629	$127,623,442
Ceding commission revenue	14,202,353	4,650,851
Other income	970,595	1,306,820

Loss and loss adjustment expenses (1)	66,431,072	90,182,324

Acquisition costs and other underwriting expenses:
Commission expense	31,828,174	30,093,106
Other underwriting expenses	25,424,779	24,420,208

Total acquisition costs and other underwriting expenses	57,252,953	54,513,314

Underwriting loss	$(430,448)	$(11,114,525)

Key Measures:
Net loss ratio excluding the effect of catastrophes	50.7%	64.6%
Effect of catastrophe loss on net loss ratio (1)	10.8%	6.1%
Net loss ratio	61.5%	70.7%

Net underwriting expense ratio excluding the effect of catastrophes	38.9%	38.0%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%
Net underwriting expense ratio	38.9%	38.0%

Net combined ratio excluding the effect of catastrophes	89.6%	102.6%

Effect of catastrophe loss on net combined ratio (1)	10.8%	6.1%
Net combined ratio	100.4%	108.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$57,252,953	$54,513,314
Less: Ceding commission revenue	(14,202,353)	(4,650,851)
Less: Other income	(970,595)	(1,306,820)
	$42,080,005	$48,555,643

Net earned premium	$108,080,629	$127,623,442

Net Underwriting Expense Ratio	38.9%	38.0%

(1)	For the years ended December 31, 2020 and 2019, includes the sum of net catastrophe losses and loss adjustment expenses of $11,601,760 and $7,694,817, respectively.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate estimated fair value and unrealized gains and losses by investment type as of December 31, 2020 and 2019:

Available-for-Sale Securities

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,020,710	$29,190	$-	$-	$3,049,900	1.9%

Political subdivisions of States,
Territories and Possessions	5,287,561	355,541	-	-	5,643,102	3.6%

Corporate and other bonds
Industrial and miscellaneous	108,573,422	11,634,123	(13,216)	-	120,194,329	76.3%

Residential mortgage and other asset backed securities (1)	28,163,891	617,368	(7,371)	(111,947)	28,661,941	18.2%
Total fixed-maturity securities	$145,045,584	$12,636,222	$(20,587)	$(111,947)	$157,549,272	100.0%

(1)

KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") see Note 9, in the accompanying consolidated financial statements following Item 16 of this Annual Report). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2020, the estimated fair value of the eligible investments was approximately $11,391,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2020, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$7,037,856	$23,244	$-	$-	$7,061,100	4.2%

Political subdivisions of States,
Territories and Possessions	9,151,293	181,835	(11,316)	-	9,321,812	5.5%

Corporate and other bonds
Industrial and miscellaneous	119,874,573	5,777,624	(16,685)	(13,473)	125,622,039	74.7%

Residential mortgage and other asset backed securities (1)	26,138,633	437,841	(68,793)	(276,451)	26,231,230	15.6%
Total fixed-maturity securities	$162,202,355	$6,420,544	$(96,794)	$(289,924)	$168,236,181	100.0%

(1)	KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in FHLBNY (see note 9, in the accompanying consolidated financial statements following Item 16 of this Annual Report). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2019, the estimated fair value of the eligible investments was approximately $7,284,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2019, there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost, estimated fair value, and gross gains and losses of investments in equity securities as of December 31, 2020 and 2019:

	December 31, 2020
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277	53.8%
Common stocks and exchange
traded mutual funds	14,473,224	1,820,512	(404,700)	15,889,036	46.2%
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313	100.0%

	December 31, 2019
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887	35.3%
Common stocks and exchange
traded mutual funds	14,250,244	1,982,878	(273,627)	15,959,495	64.7%
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382	100.0%

                Other Investments

                Pursuant to the definition of “Fair Value Measurement,” set forth in the Accounting Standards Codification 820 “Fair Value Measurement” (“ASC 820”), an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table presents a breakdown of the cost, estimated fair value, and gross gain of our other investments as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$1,519,245	$3,518,626	$1,999,381	$585,532	$2,584,913
Total	$1,999,381	$1,519,245	$3,518,626	$1,999,381	$585,532	$2,584,913

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost, aggregate estimated fair value and unrealized gains and losses by investment type as of December 31, 2020 and 2019:

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	12.8%

Political subdivisions of States,
Territories and Possessions	998,428	50,917	-	-	1,049,345	12.8%

Corporate and other bonds
Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	74.4%

Total	$7,368,815	$826,009	$-	$-	$8,194,824	100.0%

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	21.3%

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	25.4%

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	53.3%

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and estimated fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2020 and 2019 is shown below:

	December 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value
Less than one year	$-	$-	$500,000	$499,165
One to five years	2,598,193	2,777,936	2,099,268	2,215,640
Five to ten years	1,502,603	1,727,316	620,134	655,923
More than 10 years	3,268,019	3,689,572	606,550	754,039
Total	$7,368,815	$8,194,824	$3,825,952	$4,124,767

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2020 and 2019 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2020		December 31, 2019
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$3,049,900	1.9%	$7,061,100	4.2%

Corporate and municipal bonds
AAA	1,453,924	0.9%	1,996,676	1.2%
AA	3,572,164	2.3%	8,809,480	5.2%
A	23,989,619	15.2%	34,636,236	20.6%
BBB	95,814,824	60.9%	89,501,460	53.1%
Non rated	1,006,901	0.6%	-	0.0%
Total corporate and municipal bonds	125,837,432	79.9%	134,943,852	80.1%

Residential mortgage backed securities
AAA	5,467,075	3.5%	2,976,306	1.8%
AA	18,865,749	12.0%	18,440,382	11.0%
A	2,451,635	1.6%	2,471,761	1.5%
BBB	50,276	0.0%	-	0.0%
CCC	960,042	0.6%	1,174,273	0.7%
CC	62,029	0.0%	86,461	0.1%
C	15,161	0.0%	17,813	0.0%
D	119,144	0.1%	215,015	0.1%
Non rated	670,829	0.4%	849,218	0.5%
Total residential mortgage backed securities	28,661,940	18.2%	26,231,229	15.7%

Total	$157,549,272	100.0%	$168,236,181	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2020 and 2019:

Category	December 31, 2020	December 31, 2019
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	2.59%	2.18%

Political subdivisions of States,
Territories and Possessions	3.05%	3.26%

Corporate and other bonds
Industrial and miscellaneous	3.52%	3.73%

Residential mortgage backed securities	1.18%	2.01%

Total	3.07%	3.37%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Weighted average effective maturity	5.2	4.8

Weighted average final maturity	6.6	6.3

Effective duration	4.7	4.3

Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2020 and December 31, 2019, 81% and 80%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2020 and 2019:

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	1,006,901	(13,216)	1	-	-	-	1,006,901	(13,216)

Residential mortgage and other
asset backed securities	6,137,522	(7,371)	5	3,735,732	(111,947)	10	9,873,254	(119,318)

Total fixed-maturity
securities	$7,144,423	$(20,587)	6	$3,735,732	$(111,947)	10	$10,880,155	$(132,534)

	December 31, 2019
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 16 securities at December 31, 2020 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 39 securities at December 31, 2019 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the year ended December 31, 2020, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the year ended December 31, 2020, KICO paid dividends of $6,000,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our condensed consolidated financial statements – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is September 30, 2020, and are due and payable within 90 days of borrowing. The maximum allowable advance as of December 31, 2020, based on the net admitted assets as of September 30, 2020, was approximately $12,066,000. Advances are limited to 85% of the amount of available collateral, which was approximately $9,682,000 as of December 31, 2020. There were no borrowings under this facility during the year ended December 31, 2020.

As of December 31, 2020, invested assets and cash in our holding company was approximately $2,783,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years Ended December 31,	2020	2019

Cash flows provided by (used in):
Operating activities	$(10,234,626)	$29,859,049
Investing activities	581,293	(14,973,699)
Financing activities	(3,274,410)	(3,632,268)
Net (decrease) increase in cash and cash equivalents	(12,927,743)	11,253,082
Cash and cash equivalents, beginning of period	32,391,485	21,138,403
Cash and cash equivalents, end of period	$19,463,742	$32,391,485

Net cash used in operating activities was $10,235,000 in Year Ended 2020 as compared to net cash provided by $29,859,000 in Year Ended 2019. The $40,094,000 decrease in cash flows provided by operating activities in Year Ended 2020 was primarily a result of a decrease in cash arising from net fluctuations in assets and liabilities, partially offset by an increase in net income (adjusted for non-cash items) of $16,065,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and changes in quota share ceding rates which are described above.

Net cash provided by investing activities was $581,000 in Year Ended 2020 compared to net cash used of $14,974,000 in Year Ended 2019. The $15,555,000 increase in net cash flows for investing activities was the result of a $25,016,000 increase in the sale of invested assets and a $10,073,000 decrease in sales or maturities of invested assets.

Net cash used in financing activities was $3,274,000 in Year Ended 2020 compared to $3,632,000 used in Year Ended 2019. The $358,000 decrease in net cash used in financing activities was attributable to a $1,544,000 reduction in dividends paid, partially offset by $1,183,000 purchases of treasury stock in Year Ended 2020 compared to Year Ended 2019.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2020:

		Amount
		Recoverable
		as of
($ in thousands)	A.M. Best Rating	December 31, 2020%
Cavello Bay Reinsurance Limited	A-	$6,255	17.9%
Swiss Reinsurance America Corporation	A+	13,618	39.0%
Hannover Rueck SE	A+	7,806	22.3%
Allied World Assurance Company	A	3,780	10.8%
		31,459	90.0%
Others		3,482	10.0%
Total		$34,941	100.0%

Reinsurance recoverable from Cavello Bay Reinsurance Limited is secured pursuant to a collateralized trust agreement. Assets held in the trust are not included in our invested assets and investment income earned on this asset is credited to the reinsurer.

Through June 30, 2019, our quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed.

Our quota share reinsurance treaties in effect during Year Ended 2020 and 2019 for our personal lines business, which primarily consists of homeowners’ policies, were covered under the 2019/2020 Treaty and under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The 2017/2019 Treaty was in run-off effective from July 1, 2019 through June 30, 2020 (run-off period). The treaty in effect during Year Ended 2019 through June 30, 2019 (together with the run-off period) was covered under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”).

Effective July 1, 2019, our 2017/2019 Treaty and commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2020. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	December 30, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%

	Treaty Year
	December 31, 2020	July 1, 2020	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to	to	to
Line of Business	June 30, 2021	December 30, 2020	June 30, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses (7)	$1,000,000	$750,000	$750,000	$1,000,000	$900,000
Losses per occurrence subject
to quota share
reinsurance coverage	None (7)	$1,000,000	$1,000,000	None	$1,000,000
Expiration date	NA (7)	December 30, 2020	December 30, 2020	NA	June 30, 2019
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$9,000,000	$9,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (7)	$8,000,000	$8,250,000	$9,250,000	$9,000,000	$9,100,000
Losses per occurrence subject
to reinsurance coverage	$8,000,000	$9,000,000	$10,000,000	$10,000,000	$10,000,000
Expiration date (7)	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020	June 30, 2019

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	None (7)	$7,500,000	$7,500,000	None	$5,000,000
Risk retained per catastrophe
occurrence (2) (7)	$10,000,000	$8,125,000	$5,625,000	$7,500,000	$4,500,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	$475,000,000	$475,000,000	$602,500,000	$602,500,000	$445,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes	Yes

(1)	For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.
(2)	Plus losses in excess of catastrophe coverage. For the period July 1, 2020 through December 30, 2020, there was no reinsurance coverage for the $2,500,000 gap between quota share limit of $7,500,000 and first $10,000,000 layer of catastrophe coverage (see note (7) below).
(3)	Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(4)	For the period July 1, 2018 through June 30, 2019, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.
(5)	For the period July 1, 2019 through June 30, 2020, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.
(6)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(7)	The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through June 30, 2021 is only for excess of loss and catastrophe reinsurance.

	Treaty Year
	July 1, 2020	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	June 30, 2021	June 30, 2020	June 30, 2019

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	100%	100%
Risk retained	$300,000	$100,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,900,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2021	June 30, 2020	June 30, 2019

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None	None
Risk retained	$750,000	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000	$3,750,000
	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None	None
Percent ceded - first $1,000,000 of coverage			90%
Percent ceded - excess of $1,000,000 of coverage			100%
Risk retained			$100,000
Total reinsurance coverage per occurrence			$4,900,000
Losses per occurrence subject to quota share reinsurance coverage			$5,000,000
Expiration date			June 30, 2019

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded there was a material weakness in internal control over financial reporting as December 31, 2019 related to the operation of controls related to the establishment and ongoing monitoring of case reserves for losses and loss adjustment expenses.

Remediation

Management implemented additional controls and continues to monitor the control environment to ensure that the control deficiency contributing to the material weakness was remediated. The remediation actions outlined below are what provided management the ability to deem the material weakness as remediated and they are as follows:

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	67	Chief Executive Officer, President, Executive Chairman of the Board and Director
Meryl S. Golden	61	Chief Operating Officer and Director
Scott Van Pelt	55	Chief Financial Officer and Treasurer
Sarah (Minlei) Chen	38	Chief Actuary, Kingstone Insurance Company
Floyd R. Tupper	66	Secretary and Director
William L. Yankus	61	Director
Carla A. D’Andre	65	Director
Timothy P. McFadden	58	Director

Barry B. Goldstein

Mr. Goldstein has served as our Chief Executive Officer and President, as well as Chief Executive Officer and President of Kingstone Insurance Company, our wholly-owned New York property and casualty insurer (“KICO”), since July 19, 2019. He previously served as our Chief Executive Officer, President and Chairman of the Board from March 2001 through December 31, 2018 and as Chief Executive Officer and President of KICO from January 2012 through December 31, 2018. Mr. Goldstein has served as our Executive Chairman of the Board since January 1, 2019 and as one of our directors since March 2001. He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013. Since January 2006, Mr. Goldstein has served as Chairman of the Board of KICO. He has served as Chairman of its Executive Committee since October 2019 (having previously served in such capacity from 2006 to 2018). Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008. He was Treasurer of KICO from March 2010 through September 2010. Effective July 1, 2009, we acquired a 100% equity interest in KICO. Mr. Goldstein is a certified public accountant (inactive). Mr. Goldstein received his B.A. degree and M.B.A. from State University of New York at Buffalo. We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his executive-level service with KICO since 2006, give him the qualifications and skills to serve as one of our directors.

Meryl S. Golden

Ms. Golden has served as our Chief Operating Officer since September 2019 and as one of our directors since March 2020. She has also served as Chief Operating Officer, a director and a member of the Executive Committee of KICO since September 2019. Ms. Golden has over 25 years of experience in the insurance industry. She served as Northeast General Manager of Progressive Insurance from 2000 to 2004 (having served as Connecticut General Manager at Progressive from 1996 to 2000). Ms. Golden was Senior Vice President/General Manager at Liberty Mutual from 2005 to 2007. From 2007 to 2009, she was a Management Committee advisor to Bridgewater Associates, a hedge fund. Ms. Golden served as General Manager of North America for Earnix, a banking and insurance software company, from 2010 to 2018 and was Sales Manager, Insurance Solutions for Arity, a mobility and data analytics company founded by Allstate, from 2018 until September 2019. Ms. Golden received her B.S. degree in Accounting from the Wharton School of the University of Pennsylvania and her M.B.A. in Marketing and Finance from the University of Chicago. We believe that Ms. Golden’s executive level experience in the insurance industry gives her the qualifications and skills to serve as one of our directors.

 Scott Van Pelt

Mr. Van Pelt has served as our Chief Financial Officer and Treasurer since February 1, 2021. From February 2019 to February 2021, he was Chief Financial Officer of CHW Group, a home warranty provider. Mr. Van Pelt served as Chief Financial Officer of Citi bank’s Life Reinsurance Companies from June 2015 to September 2018. He was Chief Financial Officer of Star and Shield Insurance, a reciprocal insurance company, from January 2013 to April 2014. Mr. Van Pelt received a B.B.A. degree in Accounting from the University of Notre Dame and an M.B.A. in Corporate Finance from Fairleigh Dickinson University.

Sarah (Minlei) Chen

Ms. Chen has served as KICO’s Chief Actuary since November 2020. From January 2018 to October 2020, she was Actuarial Manager/Senior Pricing Manager and Actuary for Homesite Insurance, a property and casualty insurance company. Ms. Chen served as Actuarial Manager of Plymouth Rock Assurance, an auto and home insurer, from November 2013 to January 2018. Ms. Chen received a B.S. degree in Mathematics from Tsinghua University and an M.S. degree in Applied Mathematics from Brown University.

 Floyd R. Tupper

Mr. Tupper is a certified public accountant in New York City. For over 30 years, Mr. Tupper has counseled high-net worth individuals by creating tax planning strategies to achieve their goals as well as those of their families. He has also helped small businesses by developing business strategies to meet their current and future needs. He began his career in public accounting with Ernst & Young LLP prior to becoming self-employed. Mr. Tupper holds an M.B.A. in Taxation from the New York University Stern School of Business and a B.S. degree from New York University. Mr. Tupper served as a director of KICO from 2006 to 2018 and has served as Chairman of its Audit Committee since 2006. From 1990 until 2010, Mr. Tupper served as a Trustee of The Acorn School in New York City. He was also a member of the school’s Executive Committee and served as its Treasurer from 1990 to 2010. Mr. Tupper is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as one of our directors and Chairman of our Audit Committee since June 2014 and as our Secretary since June 2015. We believe that Mr. Tupper’s accounting experience, as well as his service on the Board of KICO (including his service as Chairman of its Audit Committee), give him the qualifications and skills to serve as one of our directors.

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

 Carla A. D’Andre

Ms. D’Andre has more than 40 years of experience in the insurance industry. Since 2009, Ms. D’Andre has been Chairman, CEO and President of D’Andre Insurance Group, Inc., which she co-founded. D’Andre Insurance Group, Inc. is the parent of two independent insurance agencies. Prior to co-founding D’Andre Insurance Group, Ms. D’Andre held executive-level roles at several companies in the insurance industry, including Executive Vice President, Head – Global Corporate Practice and Member – Partner’s Council at Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company; Managing Director and Strategic Account Manager at AON Risk Services, a global provider of risk management solutions; Chief Operating Officer at XL Capital’s insurance and technology start-up firm, Inquis Logic Inc.; Member of Senior Management and Managing Director of Swiss Re New Markets and Director of Alternative Markets at Swiss ReAmerica, affiliates of Swiss Reinsurance Company Ltd, a global reinsurance company; Senior Vice President of Sedgwick North America, an insurance brokerage firm; and Vice President of Johnson & Higgins, an insurance brokerage firm. Ms. D’Andre serves in senior capacities in several insurance industry groups. In January 2019 she was elected by her peers to a three-year term as a member of The Institutes’ CPCU Society Leadership Council. She also serves as a member of the Executive Advisory Council of St. John’s University School of Risk Management, Insurance and Actuarial Science. She has served as one of our directors since May 2017 and currently serves as Chair of our Finance Committee. Ms. D’Andre has an M.B.A. from Pace University’s Lubin School of Business and a B.B.A. degree from St. John’s University’s School of Risk Management, Insurance and Actuarial Science. We believe that Ms. D’Andre’s extensive experience in multiple capacities in the insurance industry gives her the qualifications and skills to serve as one of our directors.

Timothy P. McFadden

Mr. McFadden has more than 29 years of experience in the insurance industry. Since 2012, Mr. McFadden has served as CEO and President of State Farm Indemnity Auto Insurance Company and Senior Vice President of State Farm Insurance, Eastern Market Area. Since 2015, he has also served as CEO and President of State Farm Florida Fire Company. Mr. McFadden served as Senior Vice President of State Farm Insurance Companies, Southern Zone from 2008 to 2011 and Senior Vice President of State Farm Insurance Companies, Southern & Mid Atlantic Zones from 2011 to 2013. Prior to joining the insurance industry, he was a Captain in the United States Army. Mr. McFadden is a member of Stetson University’s College of Law Board of Overseers. He formerly served as a member of the Board of State Farm Indemnity Auto Insurance Company, Local Initiatives Support Corporation, American College Ethics Board, State Farm Florida Fire Company, Top Layer Reinsurance and Florida Council of 100. Mr. McFadden received his B.S. degree from the United States Military Academy at West Point and his J.D. from Stetson College of Law. He also completed the General Management Program at Harvard Business School and received his Chartered Life Underwriter Designation from The American College of Financial Services. Mr. McFadden has served as one of our directors and Chair of our Nominating and Corporate Governance Committee since August 2018. We believe that Mr. McFadden's executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

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

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2020. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2020, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Victor Brodsky, formerly our Chief Financial Officer and Treasurer, filed one Form 4 late, reporting two transactions, Richard Swartz, our Chief Accounting Officer, filed his Form 3 late and filed two Forms 4 late, reporting a total of three transactions, and Mr. Goldstein filed a Form 5 late, reporting one gift transaction.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2020 and 2019 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(5)		Option Awards(5)		Non-Equity Incentive Plan Compensation(8)	All Other Compensation		Total
Barry B. Goldstein (1)	2020	$500,000	$-	$1,386,500	(6)	$-		$-	$32,609	(9)	$1,919,109
Chief Executive Officer; Executive Chairman of the Board	2019	$636,500	$-	$-		$-		$-	$37,520	(10)	$674,020

Meryl S. Golden (2)	2020	$500,000	$73,646	$-		$-		$-	$23,400	(11)	$597,046
Chief Operating Officer	2019	$134,247	$-	$-		$95,450	(7)	$-	$6,277	(12)	$235,974

Victor J. Brodsky (3)	2020	$279,975	$-	$-		$43,451		$-	$269,269	(13)	$592,785
Chief Financial Officer	2019	$369,666	$-	$150,000		$-		$34,508	$22,042	(14)	$576,217

Benjamin Walden (4)	2020	$258,490	$-	$-		$31,560		$-	$108,847	(15)	$398,897
Executive Vice President and	2019	$339,025	$-	$135,000		$-		$31,601	$11,200	(16)	$516,825
Chief Actuary, Kingstone Insurance Company

(1)	Mr. Goldstein has served as our Chief Executive Officer since July 19, 2019 and Executive Chairman of the Board since January 1, 2019. He previously served as Chief Executive Officer from March 2001 through December 31, 2018.

(2)	Ms. Golden has served as our Chief Operating Officer since September 2019.

(3)	Mr. Brodsky served as our Chief Financial officer until September 30, 2020.

(4)	Mr. Walden served as Executive Vice President and Chief Actuary of KICO until September 30, 2020.

(5)	Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our Consolidated Financial Statements included in this Annual Report.

(6)	In January 2020, Mr. Goldstein was granted an aggregate of 174,622 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of 58,208 shares as of the first anniversary of the date of grant and vests to the extent of 58,207 shares as of each of the second anniversary of the date of grant and December 31, 2022. See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of certain provisions relating to the restricted stock granted to Mr. Goldstein.

(7)	In September 2019, Ms. Golden was granted a five-year option under the 2014 Plan for the purchase of 50,000 shares of common stock at an exercise price of $8.72 per share. Such option became exercisable to the extent of 12,500 shares as of each of the date of grant and the first anniversary of the date of grant and will become exercisable to the extent of 12,500 shares as of each of the second and third anniversaries of the date of grant. See “Termination of Employment and Change-in-Control Arrangements – Meryl S. Golden” below for a discussion of certain provisions relating to the options granted to Ms. Golden.

(8)	Represents amounts earned pursuant to the KICO employee bonus plan for 2020 and 2019.

(9)	Represents employer matching contributions under our deferred compensation plan of $11,909, employer matching contributions under our defined contribution plan of $8,700 and a car allowance of $12,000.

(10)	Represents employer matching contributions under our deferred compensation plan of $17,025, employer matching contributions under our defined contribution plan of $8,495 and a car allowance of $12,000.

(11)	Represents employer matching contributions under our defined contribution plan of $11,400 and a car allowance of $12,000.

(12)	Represents employer matching contributions under our defined contribution plan of $3,077 and a car allowance of $3,200.

(13)	Represents employer payments pursuant to agreement and general release totaling $155,969, consulting fees pursuant to agreement totaling $96,500, matching contributions under our deferred compensation plan of $1,722, employer matching contributions under our defined compensation plan of $9,628 and a car allowance of $5,400.

(14)	Represents employer matching contributions under our deferred compensation plan of $4,090, employer matching contributions under our defined compensation plan of $10,752 and a car allowance of $7,200.

(15)	Represents employer payments pursuant to agreement and general release totaling $87,729, consulting fees pursuant to agreement totaling $10,058, and employer matching contributions under our defined compensation plan of $11,060.

(16)	Represents employer matching contributions under our defined contribution plan.

Employment Contracts

Barry B. Goldstein

•	Agreement in effect for the year ended December 31, 2019

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

Pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein was entitled to receive an annual base salary of $636,500 for the calendar year 2019. In addition, Mr. Goldstein was eligible to receive an annual performance bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss) and net realized gains (losses) on investments. In addition, pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein was entitled to a long-term compensation (“LTC”) payment (which was a continuation of the previous terms under Mr. Goldstein’s 2017 employment agreement with us) of between $945,000 and $2,835,000 based on a specified minimum increase in our adjusted book value per share (as defined in the Amended and Restated Goldstein Employment Agreement) as of December 31, 2019 as compared to December 31, 2016 (with the maximum LTC payment being due if the average per annum increase was at least 14%). Pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein was entitled to receive a grant, under the terms of our 2014 Equity Participation Plan (the “2014 Plan”), during the first 30 days of January 2020, with respect to a number of shares of restricted stock determined by dividing $436,500 by the fair market value of our common stock on the date of grant. The January 2020 grant was to vest with respect to 50% of the award on each of December 31, 2020 and December 31, 2021 based on the continued provision of services through the applicable vesting date. Also, pursuant to the Amended and Restated Goldstein Employment Agreement, Mr. Goldstein was entitled to receive a grant, under the 2014 Plan, during the first 30 days of 2021, with respect to a number of shares of restricted stock determined by dividing $236,500 by the fair market value of our common stock on the date of grant. The January 2021 grant was to vest on December 31, 2021 based on the continued provision of services through such date. The above stock grant provisions were superseded by the provisions of the Second Amended and Restated Goldstein Employment Agreement as discussed below.

•	Agreement in effect as of January 1, 2020

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

Pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2020, of a number of shares of restricted stock determined by dividing $1,250,000 by the fair market value of our common stock on the date of grant. The January 2020 grant vested with respect to one-third of the award on the first anniversary of the grant date and will vest with respect to one-third of the award on each of the second anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Also pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000 by the fair market value of our common stock on the date of grant. The January 2021 grant will vest with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Further, pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein received in 2020 and 2021, and will be entitled to receive in 2022 a grant, under the terms of the 2014 Plan, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant. The 2020 grant vested with respect to one-third of the award on the first anniversary of the grant date and will vest with respect to one-third of the award on each of the second anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2021 grant will vest with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2022 grant will vest on December 31, 2022 based on the continued provision of services through such date.

See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of the provisions of the Second Amended and Restated Goldstein Employment Agreement with regard to payments due in the event of the termination of Mr. Goldstein’s employment.

Meryl S. Golden

We and Ms. Golden are parties to an employment agreement dated as of August 27, 2019 (as amended, the “Golden Employment Agreement”). Pursuant to the Golden Employment Agreement, which expires on December 31, 2022, Ms. Golden serves as our Chief Operating Officer and is entitled to receive an annual base salary of $500,000. In addition, pursuant to the Golden Employment Agreement and the 2014 Plan, in September 2019, Ms. Golden was granted an option to purchase 50,000 shares of common stock which vest to the extent of 12,500 shares on each of the date of grant and each of the first, second and third anniversaries of the date of grant. Further, pursuant to the Golden Employment Agreement and the 2014 Plan, in January 2021, Ms. Golden was granted 30,000 shares of restricted stock and is entitled to receive in January 2022 30,000 shares of restricted stock. Each such grant vests to the extent of 10,000 shares on each of the first, second and third anniversaries of the date of grant.

See “Termination of Employment and Change-in-Control Arrangements – Meryl S. Golden” below for a discussion of the provisions of the Golden Employment Agreement with regard to payments due in the event of the termination of Ms. Golden’s employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

            The following table sets forth certain information concerning exercisable and unexercisable stock options and unvested stock grants held by the above Named Executive Officers as of December 31, 2020:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Barry B. Goldstein	-	-		-	-	174,622	(1)	$1,161,236	-	$-

Meryl S. Golden	25,000	25,000	(2)	$8.72	9/25/24	-		$-	-	$-

Victor J. Brodsky	-	26,064	(3)	$7.99	1/27/25	2,327	(4)	$15,475	-	$-
						7,288	(5)	$48,465	-	$-

Benjamin Walden	7,000	-		$7.85	3/11/21	-		$-	-	$-
	-	19,207	(6)	$7.88	2/7/25

(1)	Such shares vested to the extent of 58,208 shares on January 3, 2021 and will vest to the extent of 58,207 shares on each of January 3, 2022 and 2023.

(2)	Such option is exercisable to the extent of 12,500 shares on each of September 25, 2021 and 2022.

(3)	Such option is exercisable on January 27, 2022.

(4)	Such shares vested on February 22, 2021.

(5)	Such shares will vest to the extent of 3,644 shares on each of April 10, 2021 and 2022.

(6)	Such option is exercisable on February 7, 2022.

Termination of Employment and Change-in-Control Arrangements

Barry B. Goldstein

Pursuant to the Second Amended and Restated Goldstein Employment Agreement, in the event that Mr. Goldstein's employment is terminated by us without cause or he resigns for good reason (each as defined in the Second Amended and Restated Goldstein Employment Agreement), Mr. Goldstein would be entitled to receive his annual base salary, bonus and LTC payment for the remainder of the term. In addition, in the event of Mr. Goldstein’s death, his estate would be entitled to receive his annual base salary, accrued bonus and accrued LTC payment through the date of death. Further, in the event that Mr. Goldstein’s employment is terminated by us without cause or he resigns for good reason, or, in the event of the termination of Mr. Goldstein’s employment due to disability or death, Mr. Goldstein’s granted but unvested restricted stock awards will vest.

Mr. Goldstein would be entitled to receive, under certain circumstances, a payment equal to 3.82 times his then annual base salary, the target LTC payment of $1,890,000 and his accrued bonus in the event of the termination of his employment within eighteen months following a change of control of our company.

Meryl S. Golden

Pursuant to the Golden Employment Agreement, in the event that Ms. Golden’s employment is terminated by us without cause or she resigns for good reason (each as defined in the Golden Employment Agreement), Ms. Golden would be entitled to receive her annual base salary for the remainder of the term or for twelve months, whichever is sooner. In addition, pursuant to the 2014 Plan, in the event of a termination of employment due to the death or disability of Ms. Golden or following a change of control of our company, the option and stock grants scheduled to vest on the next vesting date following such event shall vest under certain circumstance notwithstanding such event. Further, in the event that Ms. Golden’s employment is terminated by us without cause or she resigns for good reason, Ms. Golden’s granted but unvested restricted stock awards will vest.

Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary in the event of the termination of her employment within eighteen months following a change in control of our company.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2020:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total

William L. Yankus	$90,000	$40,000	$-	$130,000
Floyd R. Tupper	$85,000	$40,000	$-	$125,000
Carla A. D’Andre	$75,000	$40,000	$-	$115,000
Timothy P. McFadden	$75,000	$40,000	$-	$115,000

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

Name	Unvested Restricted Stock Awards (#)

Floyd R. Tupper	5,704
William L. Yankus	5,704
Carla A. D’Andre	5,704
Timothy P. McFadden	5,303

Effective January 1, 2021, our non-employee directors are entitled to receive annual compensation for their services as directors as follows:

•	$63,000;
•

an additional $25,000 for service as audit committee chair, an additional $20,000 for service as compensation committee chair, an additional $10,000 for service as investment committee chair, and an additional $15,000 for service as chair of other committees; and

•	$40,000 of our common stock determined by the closing stock price on the first business day of the year, which vest on the first anniversary of the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 17, 2021 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each Named Executive Officer and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	715,908	(1)	6.6%

Floyd R. Tupper	73,422	(2)	*

Victor J. Brodsky	41,223	(3)	*

Meryl S. Golden	25,000	(4)	*

Benjamin Walden	24,881		*

William L. Yankus	23,791		*

Carla A. D’Andre	21,941	(5)	*

Timothy P. McFadden	21,321		*

The TCW Group, Inc. on behalf of the TCW Business Unit 865 South Figueroa Street Los Angeles, California	958,423	(6)	8.9%

Michael Doak Griffin Highline Capital LLC 4514 Cole Avenue Dallas, Texas	595,238	(7)	5.5%

All executive officers and directors as a group (7 persons)	881,383	(1)(2)(4)(5)	8.2%

* Less than 1%.

(1)

The information regarding Mr. Goldstein is based solely on publicly available information filed with the SEC. Includes (i) 73,168 shares of common stock owned by Mr. Goldstein's wife and (ii) 15,000 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein has sole voting and dispositive power over 642,740 shares of common stock and shared voting and dispositive power over 73,168 shares of common stock. The inclusion of the shares owned by Mr. Goldstein's wife and the retirement trust shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(2)

Includes (i) 32,395 shares owned by Mr. Tupper’s wife (ii) 6,675 shares held in a retirement trust for the benefit of Mr. Tupper and (iii) 810 shares held in a retirement trust for the benefit of Mr. Tupper's wife. Mr. Tupper has sole voting and dispositive power over 40,217 shares of common stock and shared voting and dispositive power over 33,205 shares of common stock. The inclusion of the shares owned by Mr. Tupper's wife and the retirement trusts for the benefit of Mr. Tupper and his wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)	Includes 3,645 shares issuable upon the vesting of restricted stock within 60 days.

(4)	Represents shares issuable upon the exercise of options that are exercisable currently.

(5)

Includes (i) 1,400 shares held in a retirement trust for the benefit of Ms. D’Andre and (ii) 10,000 shares held in a retirement trust for the benefit of Ms. D’Andre’s husband. Ms. D’Andre has sole voting and dispositive power over 11,941 shares of common stock and shared voting and dispositive power over 10,000 shares of common stock. The inclusion of the shares owned by the retirement trust for the benefit of Ms. D'Andre’s husband shall not be construed as an admission that Ms. D’Andre is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(6)

The information regarding The TCW Group, Inc. on behalf of the TCW Business Unit is based solely on Schedule 13G/A filed by such reporting person with the SEC on February 8, 2021 (the “TCW 13G/A”). According to the TCW 13G/A, such reporting person has shared voting and dispositive power over the 958,423 shares of common stock.

(7)

The information regarding Michael Doak (“Doak”) and Griffin Highline Capital LLC (“Griffin”) is based solely on a Schedule 13D filed by such reporting persons with the SEC on February 11, 2021 (the “Doak/Griffin 13D”). According to the Doak/Griffin 13D, each of Doak and Griffin has shared voting and dispositive power over the 595,238 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and
•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	119,966	$8.26	843,316	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	119,966	$8.26	843,316

(1)	Includes 370,964 shares reserved for issuance pursuant to unvested restricted stock grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Floyd R. Tupper, William L. Yankus, Carla A. D’Andre, Timothy P. McFadden and Meryl S. Golden. Our board of directors has determined that each of Messrs. Tupper, Yankus and McFadden and Ms. D’Andre are independent under applicable Nasdaq listing standards and federal securities rules and regulations.

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

Compensation Committee

The members of our Board’s Compensation Committee currently are Messrs. Yankus and Tupper and Ms. D’Andre, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.

Dale A. Thatcher

In connection with the separation from employment of Dale Thatcher as our Chief Executive Officer and President in July 2019 (the “Thatcher Separation Date”), we entered into an Agreement and General Release (the “Thatcher Separation Agreement”) with Mr. Thatcher. Pursuant to the Thatcher Separation Agreement, we agreed to provide the following payments and benefits to Mr. Thatcher in full satisfaction of all payments and benefits and other amounts due to him under the terms of his employment agreement with us (and the related KICO employment agreement) upon his separation from employment: (i) $381,111 (representing the amount of base salary he would have received had he remained employed through March 31, 2020), (ii) $5,000 in full satisfaction of any bonus payments payable under his employment agreement (and related KICO employment agreement), (iii) continuing group health coverage commencing on the Thatcher Separation Date and ending on March 31, 2020; and (iv) continued vesting of all stock awards previously granted to Mr. Thatcher in his capacity as an executive officer but which were unvested as of the Thatcher Separation Date. Effective January 27, 2021, we entered into an agreement (the “Relinquishment Agreement”) with Mr. Thatcher. Pursuant to the Relinquishment Agreement, Mr. Thatcher relinquished his right to receive 14,077 unissued Shares which vested on January 1, 2021, the right to receive 11,905 Shares which were scheduled to vest on March 14, 2021 and the right to receive 14,076 Shares which were scheduled to vest on January 1, 2022 in full consideration of the payment by the Company of an aggregate of $280,406.

In addition, we agreed to provide Mr. Thatcher with a severance payment of $20,000 in consideration for a release. Pursuant to the Thatcher Separation Agreement, Mr. Thatcher agreed that, for a period of three years following the Thatcher Separation Date, he shall not accept any operating executive role with another property and casualty insurance company.

Victor Brodsky

In connection with the cessation of employment of Victor Brodsky as our Chief Financial Officer effective September 30, 2020 (the “Brodsky Separation Date”), we entered into an Agreement and General Release (the “Brodsky Separation Agreement”) with Mr. Brodsky. Pursuant to the Brodsky Separation Agreement, we agreed to provide the following payments and benefits to Mr. Brodsky in full satisfaction of all payments and benefits and other amounts due to him upon his cessation of employment: (i) $155,969 (representing five months of base salary); (ii) continuing group health coverage commencing on October 1, 2020 and ending no later than February 28, 2021; and (iii) continued vesting of all granted but unvested stock and option awards as if Mr. Brodsky had remained in our employ.

Benjamin Walden

In connection with the cessation of employment of Benjamin Walden as Executive Vice President and Chief of Actuary of KICO effective September 30, 2020 (the “Walden Separation Date”), we entered into an Agreement and General Release (the “Walden Separation Agreement”) with Mr. Walden. Pursuant to the Walden Separation Agreement, we agreed to provide the following payments and benefits to Mr. Walden in full satisfaction of all payments and benefits and other amounts due to him upon his cessation of employment: (i) an amount equal to the base salary he would have received had he remained employed through November 30, 2020 (with an extension thereof to December 31, 2020 under certain circumstances); (ii) continuing group health coverage commencing on the Walden Separation Date and ending no later than December 31, 2020; and (iii) the grant to Mr. Walden of an option to purchase 19,207 shares of common stock, which option vests two years from the date of grant.

Other

The daughter of Barry Goldstein, Amanda Goldstein, is employed as our Investor Relations Director and serves as Vice President of Cosi Agency, Inc., one of our subsidiaries. For the fiscal year ended December 31, 2020, she earned $172,191 in compensation.

Related Party Transactions

Due to the infrequency of related party transactions, we have not formally adopted procedures for the review of, or standards for approval of, such transactions; however, our Board of Directors (or a designated committee thereof) will review related party transactions on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2020 and 2019.

Fee Category	Fiscal 2020 Fees	Fiscal 2019 Fees
Audit Fees(1)	$241,535	$306,940
Tax Fees(2)	$-	$-
Audit-Related Fees(3)	$-	$-
All Other Fees(4)	$-	$
	$241,535	$306,940

(1)

Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, services rendered in connection with the filing of Form S-8, and services provided in connection with other statutory or regulatory filings.

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

10(a)	Amended and Restated 2014 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2020).

10(b)

Second Amended and Restated Employment Agreement, dated October 14, 2019, by and between Kingstone Companies, Inc. and Barry B. Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 18, 2019).

10(c)

Stock Grant Agreement, dated as of January 3, 2020, between Kingstone Companies, Inc. and Barry B. Goldstein (157,431 shares) (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020).

10(d)

Stock Grant Agreement, dated as of January 3, 2020, between Kingstone Companies, Inc. and Barry B. Goldstein (17,191 shares) (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 16, 2020).

10(e)	Stock Grant Agreement, dated as of January 4, 2020, between Kingstone Companies, Inc. and Barry B. Goldstein (230,769 shares).

10(f)	Stock Grant Agreement, dated as of January 4, 2020, between Kingstone Companies, Inc. and Barry B. Goldstein (21,000 shares).

10(g)

Employment Agreement, dated as of August 27, 2019, by and between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2019).

10(h)	Stock Grant Agreement, dated as of January 4, 2021, between Kingstone Companies, Inc. and Meryl S. Golden.

10(i)	Deferred Compensation Plan, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017).

23	Consent of Marcum LLP.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 31, 2021	By:	/s/ Barry B. Goldstein
Barry B. Goldstein Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein
Barry B. Goldstein	Chief Executive Officer, President and Executive Chairman of the Board	March 31, 2021

s/ Scott Van Pelt
Scott Van Pelt	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 31, 2021

s/ Richard Swartz
Richard Swartz	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2021

/s/ Meryl S. Golden
Meryl S. Golden	Chief Operating Officer and Director	March 31, 2021

/s/ Floyd R. Tupper
Floyd R. Tupper	Director	March 31, 2021

/s/ William L. Yankus
William L. Yankus	Director	March 31, 2021

/s/ Carla A. D’Andre
Carla A. D’Andre	Director	March 31, 2021

/s/ Timothy P. McFadden
Timothy P. McFadden	Director	March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Kingstone Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2020. As part of our 2020 audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Estimate of Loss and Loss Adjustment Expense (“LAE”) Reserves

As discussed in Notes 2 and 11 to the financial statements, the loss and LAE reserves represent the Company’s estimate of the ultimate liability for unpaid losses. These reserves are based on facts and circumstances then known and include provisions for claims that have been reported and claims that have been incurred but not reported (“IBNR”). The projection of future claim payments and reporting is based on analyses of the Company’s historical experience, supplemented by analyses of industry loss data. At December 31, 2020, the Company’s loss and LAE reserves balance was approximately $82.8 million.

Due to the significance of the reserves to the Company’s financial statements and the inherent judgment necessary to estimate reserves, we determined that the liability for loss and LAE reserves was a critical audit matter, which required significant auditor judgment and specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address the Company’s loss and LAE reserves included, but were not limited to, testing the Company’s reserving process, including the actuarial analyses and the determination of the Company’s estimate of the loss and LAE reserves as follows:

•	Utilizing consulting actuarial professionals with specialized skills and knowledge to analyze the appropriateness of the methodologies utilized by the Company to estimate reserves and to determine the reasonableness of the gross and net loss and LAE reserves recorded by the Company as of December 31, 2020.

•	Having consulting actuarial professionals also analyze the approach, methodology, assumptions, and ultimate losses and LAE documented in the actuarial reports prepared by the independent actuarial firm engaged by the Company.

•	Analyzing the consistency of the Company’s recorded reserves relative to the central estimates of the reserve range determined by the Company’s independent actuarial firm at December 31, 2020 in comparison to December 31, 2019.

•	Performing hindsight analysis to determine the completeness and accuracy of reserves recorded in the prior year and performing analytical procedures on current year reserves.

•	Analyzing the 2020 quarterly actuarial reports prepared by the Company’s Chief Actuary.

•	Analyzing the 2020 quarterly reports on claims quality assurance prepared by the Company’s external claims consultant and the June 30, 2020 and December 31, 2020 reports on unpaid claim liabilities prepared by the independent actuarial firm engaged by the Company.

•	Testing the claims handling process, including the establishment of individual case reserves and the settlement of claims.

•	Verifying the accuracy and completeness of the data provided to the independent actuarial firm engaged by the Company for the purpose of preparing the actuarial report at December 31, 2020.

/s/ Marcum LLP

Marcum LLP

Hartford, CT

March 31, 2021

We have served as the Company’s auditor since 2012.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2020	2019

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$8,194,824 at December 31, 2020 and $4,124,767 at December 31, 2019)	$7,368,815	$3,825,952
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$145,045,584 at December 31, 2020 and $162,202,355 at December 31, 2019)	157,549,272	168,236,181
Equity securities, at fair value (cost of $32,571,166 at December 31, 2020 and
$22,624,668 at December 31, 2019)	34,413,313	24,661,382
Other investments	3,518,626	2,584,913
Total investments	202,850,026	199,308,428
Cash and cash equivalents	19,463,742	32,391,485
Premiums receivable, net	11,819,639	12,706,411
Reinsurance receivables, net	45,460,729	40,750,538
Deferred policy acquisition costs	20,142,515	20,634,378
Intangible assets	500,000	500,000
Property and equipment, net	8,083,123	7,620,636
Deferred income taxes, net	-	311,052
Other assets	9,262,493	6,979,884
Total assets	$317,582,267	$321,202,812

Liabilities
Loss and loss adjustment expense reserves	$82,801,228	$80,498,611
Unearned premiums	90,009,272	90,383,238
Advance premiums	2,660,354	3,191,512
Reinsurance balances payable	6,979,735	11,714,724
Deferred ceding commission revenue	93,519	7,735,398
Accounts payable, accrued expenses and other liabilities	8,433,233	9,986,317
Deferred income taxes, net	4,156,913	-
Long-term debt, net	29,647,611	29,471,431
Total liabilities	224,781,865	232,981,231

Commitments and Contingencies (Note 17)	-	-

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,871,307 shares at December 31, 2020 and 11,824,889 at December 31, 2019; outstanding
10,616,815 shares at December 31, 2020 and 10,797,450 shares at December 31, 2019	118,713	118,248
Capital in excess of par	70,769,165	69,133,918
Accumulated other comprehensive income	9,880,062	4,768,870
Retained earnings	15,928,345	16,913,097
	96,696,285	90,934,133
Treasury stock, at cost, 1,254,492 shares at December 31, 2020
and 1,027,439 shares at December 31, 2019	(3,895,883)	(2,712,552)
Total stockholders' equity	92,800,402	88,221,581

Total liabilities and stockholders' equity	$317,582,267	$321,202,812

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income
Years ended December 31,	2020	2019

Revenues
Net premiums earned	$108,080,629	$127,623,442
Ceding commission revenue	14,202,353	4,650,851
Net investment income	6,505,603	6,869,346
Net gains on investments	1,590,616	4,591,019
Other income	990,550	1,385,308
Total revenues	131,369,751	145,119,966

Expenses
Loss and loss adjustment expenses	66,431,072	90,182,324
Commission expense	31,828,174	30,093,106
Other underwriting expenses	25,424,779	24,420,208
Other operating expenses	4,282,773	3,834,746
Depreciation and amortization	2,864,583	2,545,946
Interest expense	1,826,180	1,826,180
Total expenses	132,657,561	152,902,510

Loss from operations before taxes	(1,287,810)	(7,782,544)
Income tax benefit	(2,260,200)	(1,816,191)
Net income (loss)	972,390	(5,966,353)

Other comprehensive income, net of tax
Gross change in unrealized gains
on available-for-sale-securities	7,148,205	9,564,647

Reclassification adjustment for (gains) losses
included in net income (loss)	(678,343)	122,925
Net change in unrealized gains	6,469,862	9,687,572
Income tax expense related to items
of other comprehensive income	(1,358,670)	(2,034,389)
Other comprehensive income, net of tax	5,111,192	7,653,183

Comprehensive income	$6,083,582	$1,686,830

Earnings (loss) per common share:
Basic	$0.09	$(0.55)
Diluted	$0.09	$(0.55)

Weighted average common shares outstanding
Basic	10,721,342	10,773,623
Diluted	10,730,737	10,773,623

Dividends declared and paid per common share	$0.1825	$0.3250

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Capital in Excess	Accumulated Other Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2019	-	$-	11,775,148	$117,751	$67,763,940	$(2,884,313)	$26,380,816	1,027,439	$(2,712,552)	88,665,642
Stock-based compensation	-	-	-	-	1,501,377	-	-	-	-	1,501,377
Vesting of restricted stock awards	-	-	58,246	580	(580)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(11,505)	(113)	(154,339)	-	-	-	-	(154,452)
Exercise of stock options	-	-	3,000	30	23,520	-	-	-	-	23,550
Dividends	-	-	-	-	-	-	(3,501,366)	-	-	(3,501,366)
Net loss	-	-	-	-	-	-	(5,966,353)	-	-	(5,966,353)
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	7,653,183	-	-	-	7,653,183
Balance, December 31, 2019	-	-	11,824,889	118,248	69,133,918	4,768,870	16,913,097	1,027,439	(2,712,552)	88,221,581
Stock-based compensation	-	-	-	-	1,769,649	-	-	-	-	1,769,649
Vesting of restricted stock awards	-	-	67,686	676	(676)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(21,268)	(211)	(133,726)	-	-	-	-	(133,937)
Acquisition of treasury stock	-	-	-	-	-	-	-	227,053	(1,183,331)	(1,183,331)
Dividends	-	-	-	-	-	-	(1,957,142)	-	-	(1,957,142)
Net income	-	-	-	-	-	-	972,390	-	-	972,390
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	5,111,192	-	-	-	5,111,192
Balance, December 31, 2020	-	$-	11,871,307	$118,713	$70,769,165	$9,880,062	$15,928,345	1,254,492	$(3,895,883)	$92,800,402

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2020	2019

Cash flows from operating activities:
Net income (loss)	$972,390	$(5,966,353)
Adjustments to reconcile net income (loss) to net cash flows (used in) provided by operating activities:
Net gains on sale of investments	(832,418)	(28,845)
Net unrealized losses (gains) of equity investments	175,515	(3,832,486)
Net unrealized gains of other investments	(933,713)	(729,688)
Depreciation and amortization	2,864,583	2,545,946
Bad debts	128,585	112,761
Amortization of bond premium, net	614,307	417,119
Amortization of discount and issuance costs on long-term debt	176,180	176,180
Stock-based compensation	1,769,649	1,501,377
Deferred income tax benefit	3,109,295	(1,991,208)
Decrease (increase) in operating assets:
Premiums receivable, net	758,187	1,142,427
Reinsurance receivables, net	(4,710,191)	(14,383,423)
Deferred policy acquisition costs	491,863	(2,726,641)
Other assets	(2,286,399)	(1,096,732)
(Decrease) increase in operating liabilities:
Loss and loss adjustment expense reserves	2,302,617	24,301,505
Unearned premiums	(373,966)	11,351,107
Advance premiums	(531,158)	1,083,883
Reinsurance balances payable	(4,734,989)	9,781,348
Deferred ceding commission revenue	(7,641,879)	5,048,721
Accounts payable, accrued expenses and other liabilities	(1,553,084)	3,152,051
Net cash flows (used in) provided by operating activities	(10,234,626)	29,859,049

Cash flows from investing activities:
Purchase - fixed-maturity securities, held-to-maturity	(4,041,750)	-
Purchase - fixed-maturity securities, available-for-sale	(18,524,314)	(23,881,518)
Purchase - equity securities	(20,967,535)	(9,578,765)
Sale and redemption - fixed-maturity securities, held-to-maturity	500,000	400,000
Sale and maturity - fixed-maturity securities, available-for-sale	35,845,934	16,567,284
Sale - equity securities	11,096,028	5,458,953
Acquisition of fixed assets	(3,327,070)	(3,939,653)
Net cash flows provided by (used in) investing activities	581,293	(14,973,699)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	23,550
Withholding taxes paid on vested retricted stock awards	(133,937)	(154,452)
Purchase of treasury stock	(1,183,331)	-
Dividends paid	(1,957,142)	(3,501,366)
Net cash flows used in financing activities	(3,274,410)	(3,632,268)

(Decrease) increase in cash and cash equivalents	$(12,927,743)	$11,253,082
Cash and cash equivalents, beginning of period	32,391,485	21,138,403
Cash and cash equivalents, end of period	$19,463,742	$32,391,485

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$382,437	$388,000
Cash paid for interest	$1,650,000	$1,650,000

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 80.0% and 85.0% of KICO’s direct written premiums for the years ended December 31, 2020 and 2019, respectively, came from the New York policies.  Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone (through Cosi) now has the opportunity to partner with name-brand carriers and access nationwide insurance agencies.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Certain prior year balances were reclassified to conform with the current year presentation.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers, and ceded losses receivable and unearned ceded premiums under reinsurance agreements. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount recorded in the consolidated financial statements. Adjustments to these estimates are reflected in the period in which the estimates are changed. Loss and LAE incurred as presented in the consolidated statements of operations and comprehensive income are net of reinsurance recoveries.

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2020 and 2019. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2020 and 2019. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions.

Investments

The Company classifies its fixed-maturity securities as either held-to-maturity or available-for-sale.  In accordance with Accounting Standards Update (“ASU”) 2016-01– Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), changes in the estimated fair value of equity securities and other investments are reported in net income (loss).  The Company may sell its available-for-sale securities, equity securities, and other investments in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost.

Available-for-sale securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income. Realized gains and losses are determined on the specific identification method and reported in net income (loss) in the consolidated statements of operations and comprehensive income.

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

Investment income is accrued to the balance sheet dates of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturity securities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income totaled approximately $1,880,000and $1,922,000as of December 31, 2020 and 2019, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Premiums Receivable

Premiums receivable include balances due currently or in the future and are presented net of an allowance for doubtful accounts of approximately $390,000and $338,000as of December 31, 2020 and 2019, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $129,000and $113,000were written off for the years ended December 31, 2020 and 2019, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Deferred Policy Acquisition Costs

Policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2020 and 2019.

Property and Equipment

Building and building improvements, automobiles, furniture, computer equipment, and computer software are reported at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment, computer software, automobiles, furniture and other equipment is three years, and building and building improvements is39 years.

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the estimated fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2020 and 2019, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2020 and 2019, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Stressed conditions, volatility and disruptions in capital markets or financial asset classes can have an adverse effect on the Company, in part because the Company has a large investment portfolio supporting the Company’s insurance liabilities, which are sensitive to changing market factors. These market factors, which include interest rates, credit spread, equity prices, and the volatility and strength of the capital markets, all affect the business and economic environment and, ultimately, the profitability of the Company’s business. The Company manages its investments to limit credit and other market risks by diversifying its portfolio among various security types and industry sectors based on KICO’s investment committee guidelines, which employ a variety of investment strategies.

As of December 31, 2020 and 2019, the Company’s cash equivalents were as follows:

	December 31,	December 31,
	2020	2019

Collateralized bank repurchase agreement (1)	$2,228,779	$941,792
Money market funds	17,272,985	12,583,957
Total	$19,501,764	$13,525,749

(1)

The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2020, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2020 and 2019 as follows:

	Years ended December 31,
	2020	2019
Personal Lines	92.9%	83.5%
Premiums earned not subject to concentration (1)	7.1%	16.5%
Total premiums earned	100.0%	100.0%

(1)	Premiums earned not subject to concentration is comprised of two different lines of business.

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

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income and were approximately $132,000 and $153,000 for the years ended December 31, 2020 and 2019, respectively.

Stock-based Compensation

Stock-based compensation expense in 2020 and 2019 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Leases

The Company records operating leases in accordance with ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). Under this ASU, the Company recognized a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability has been measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the Company’s incremental borrowing rate. The Company adopted ASU 2016-02 effective January 1, 2019 using the cumulative effect adjustment transition method, which applies the provision of the standard at the effective date without adjusting the comparative periods presented.  The adoption of the updated guidance resulted in the Company recognizing a right-of-use asset of $855,000 as part of other assets and a lease liability of $855,000 as part of accounts payable, accrued expenses and other liabilities in the consolidated balance sheet. The right-of-use asset is amortized as rent expense on a straight-line basis.

Comprehensive Income

Comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in unrealized gains and losses on available-for-sale securities, and related income taxes.

Accounting Changes

The Company has determined that it was not subject to any new accounting pronouncements that became effective during the year ended December 31, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company on January 1, 2023. The Company is currently evaluating the effect the updated guidance will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods.  An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates.  Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.  Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis.  However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year.  ASU 2019-12 removes this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate.  ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company will adopt ASU 2019-12 effective January 1, 2021 and the Company does not expect it to have a material impact on its consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,020,710	$29,190	$-	$-	$3,049,900	$29,190

Political subdivisions of States,
Territories and Possessions	5,287,561	355,541	-	-	5,643,102	355,541

Corporate and other bonds
Industrial and miscellaneous	108,573,422	11,634,123	(13,216)	-	120,194,329	11,620,907

Residential mortgage and other
asset backed securities (1)	28,163,891	617,368	(7,371)	(111,947)	$28,661,941	498,050
Total	$145,045,584	$12,636,222	$(20,587)	$(111,947)	$157,549,272	$12,503,688

(1)

KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 9). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2020, the estimated fair value of the eligible investments was approximately $11,391,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2020, there was no outstanding balance on the FHLBNY credit line.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$7,037,856	$23,244	$-	$-	$7,061,100	$23,244

Political subdivisions of States,
Territories and Possessions	9,151,293	181,835	(11,316)	-	9,321,812	170,519

Corporate and other bonds
Industrial and miscellaneous	119,874,573	5,777,624	(16,685)	(13,473)	125,622,039	5,747,466

Residential mortgage and other
asset backed securities (1)	26,138,633	437,841	(68,793)	(276,451)	$26,231,230	92,597
Total	$162,202,355	$6,420,544	$(96,794)	$(289,924)	$168,236,181	$6,033,826

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

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2020 and 2019 is shown below:

	December 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$8,559,005	$8,668,064	$11,986,401	$12,025,804
One to five years	44,137,567	47,745,430	49,715,422	51,000,025
Five to ten years	55,508,712	63,159,775	69,850,104	74,410,275
More than 10 years	8,676,409	9,314,062	4,511,795	4,568,847
Residential mortgage and other asset backed securities	28,163,891	28,661,941	26,138,633	26,231,230
Total	$145,045,584	$157,549,272	$162,202,355	$168,236,181

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of December 31, 2020 and 2019 are as follows:

	December 31, 2020
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277
Common stocks, mutual funds,
and exchange traded funds	14,473,224	1,820,512	(404,700)	15,889,036
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313

	December 31, 2019
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$8,374,424	$339,257	$(11,794)	$8,701,887
Common stocks, mutual funds,
and exchange traded funds	14,250,244	1,982,878	(273,627)	15,959,495
Total	$22,624,668	$2,322,135	$(285,421)	$24,661,382

Other Investments

The cost and estimated fair value of, and gross unrealized gains on, the Company’s other investments as of December 31, 2020 and 2019 are as follows:

	December 31, 2020			December 31, 2019
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,999,381	$1,519,245	$3,518,626	$1,999,381	$585,532	$2,584,913
Total	$1,999,381	$1,519,245	$3,518,626	$1,999,381	$585,532	$2,584,913

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	$319,714

Political subdivisions of States,
Territories and Possessions	998,428	50,917	-	-	1,049,345	50,917

Corporate and other bonds
Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	455,378

Total	$7,368,815	$826,009	$-	$-	$8,194,824	$826,009

	December 31, 2019

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,550	$151,002	$-	$-	$880,552	$151,002

Political subdivisions of States,
Territories and Possessions	998,619	51,021	-	-	1,049,640	51,021

Corporate and other bonds
Industrial and miscellaneous	2,097,783	97,627	(835)	-	2,194,575	96,792

Total	$3,825,952	$299,650	$(835)	$-	$4,124,767	$298,815

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

A summary of the amortized cost and the estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2020 and 2019 is shown below:

	December 31, 2020		December 31, 2019
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$500,000	$499,165
One to five years	2,598,193	2,777,936	2,099,268	2,215,640
Five to ten years	1,502,603	1,727,316	620,134	655,923
More than 10 years	3,268,019	3,689,572	606,550	754,039
Total	$7,368,815	$8,194,824	$3,825,952	$4,124,767

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Years ended
	December 31,
	2020	2019
Income:
Fixed-maturity securities	$5,533,047	$5,943,889
Equity securities	1,159,507	930,004
Cash and cash equivalents	91,603	337,602
Total	6,784,157	7,211,495
Expenses:
Investment expenses	278,554	342,149
Net investment income	$6,505,603	$6,869,346

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $500,000and $400,000for the years ended December 31, 2020 and 2019, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $35,845,934and $16,567,284for the years ended December 31, 2020 and 2019, respectively.

Proceeds from the sale of equity securities were $11,096,028and $5,458,953for the years ended December 31, 2020 and 2019, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company’s net gains (losses) on investments are summarized as follows:

	Years ended
	December 31,
	2020	2019
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$1,108,159	$11,608
Gross realized losses	(327,890)	(134,533)
	780,269	(122,925)

Equity securities:
Gross realized gains	832,394	316,924
Gross realized losses	(780,245)	(165,154)
	52,149	151,770

Net realized gains	832,418	28,845

Unrealized Gains (Losses)

Equity Securities:
Gross gains	41,517	3,832,486
Gross losses	(217,032)	-
	(175,515)	3,832,486

Other Investments:
Gross gains	933,713	729,688
Gross losses	-	-
	933,713	729,688

Net unrealized gains	758,198	4,562,174

Net gains on investments	$1,590,616	$4,591,019

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities to evaluate the necessity of recording impairment losses for other-than-temporary declines in the estimated fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss.  When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive income.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections.  For held-to-maturity fixed-maturity securities, the amount of OTTI recorded in comprehensive income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security based on timing of future estimated cash flows of the security.

OTTI losses are recorded in the consolidated statements of operations and comprehensive income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2020 and December 31, 2019, there were 16 and 39 fixed-maturity securities, respectively, that accounted for the gross unrealized losses.  The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the years ended December 31, 2020 and 2019.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2020 and 2019 as follows:

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	-	-	-	-	-	-	-	-

Corporate and other
bonds industrial and
miscellaneous	1,006,901	(13,216)	1	-	-	-	1,006,901	(13,216)

Residential mortgage and other
asset backed securities	6,137,522	(7,371)	5	3,735,732	(111,947)	10	9,873,254	(119,318)

Total fixed-maturity
securities	$7,144,423	$(20,587)	6	$3,735,732	$(111,947)	10	$10,880,155	$(132,534)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at December 31, 2020 and 2019 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$3,049,900	$-	$-	$3,049,900

Political subdivisions of
States, Territories and
Possessions	-	5,643,102	-	5,643,102

Corporate and other
bonds industrial and
miscellaneous	118,123,890	2,070,439	-	120,194,329

Residential mortgage and other asset backed securities	-	28,661,941	-	28,661,941
Total fixed maturities	121,173,790	36,375,482	-	157,549,272
Equity securities	34,413,313	-	-	34,413,313
Total investments	$155,587,103	$36,375,482	$-	$191,962,585

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$7,061,100	$-	$-	$7,061,100

Political subdivisions of
States, Territories and
Possessions	-	9,321,812	-	9,321,812

Corporate and other
bonds industrial and
miscellaneous	123,010,772	2,611,267	-	125,622,039

Residential mortgage and other asset backed securities	-	26,231,230	-	26,231,230
Total fixed maturities	130,071,872	38,164,309	-	168,236,181
Equity securities	24,661,382	-	-	24,661,382
Total investments	$154,733,254	$38,164,309	$-	$192,897,563

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of December 31, 2020 and 2019. The Company measures this investment at fair value on a recurring basis.  Fair value using NAV per share is as follows as of the dates indicated:

Category	December 31, 2020	December 31, 2019

Other Investments:
Hedge fund	$3,518,626	$2,584,913
Total	$3,518,626	$2,584,913

The investment is generally redeemable with at least 45 days prior written notice.  The hedge fund investment is accounted for as a limited partnership by the Company. Revenue is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the accompanying consolidated statements of operations and comprehensive income within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of December 31, 2020 and 2019, which is not measured at fair value is as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,272,727	$-	$27,272,727

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,313,994	$-	$27,313,994

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

Note 5 - Fair Value of Financial Instruments and Real Estate

The Company uses the following methods and assumptions in estimating the fair value of financial instruments and real estate:

Equity securities, available-for-sale fixed income securities and other investments:  Fair value disclosures for these investments are included in “Note 3 - Investments” and “Note 4 – Fair Value Measurements”.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments and real estate as of December 31, 2020 and 2019 are as follows:

	December 31, 2020		December 31, 2019
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$7,368,815	$8,194,824	$3,825,952	$4,124,767
Cash and cash equivalents	$19,463,742	$19,463,742	$32,391,485	$32,391,485
Premiums receivable, net	$14,020,716	$14,020,716	$12,706,411	$12,706,411
Reinsurance receivables, net	$45,460,729	$45,460,729	$40,750,538	$40,750,538
Real estate, net of accumulated depreciation	$2,219,999	$2,705,000	$2,292,743	$2,705,000
Reinsurance balances payable	$6,979,735	$6,979,735	$11,714,724	$11,714,724

Note 6 - Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. KICO’s insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. All identified intangible assets of finite useful life were fully amortized as of December 31, 2020 and 2019.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2020 and 2019 are summarized as follows:

		December 31, 2020			December 31, 2019
	Useful	Gross		Net	Gross		Net
	Life	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000	$500,000	$-	$500,000
Customer relationships	10	3,400,000	3,400,000	-	3,400,000	3,400,000	-
Other identifiable
intangibles	7	950,000	950,000	-	950,000	950,000	-
Total		$4,850,000	$4,350,000	$500,000	$4,850,000	$4,350,000	$500,000

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified for the years ended December 31, 2020 and 2019.

The Company recorded amortization expense related to intangible assets of $-0- and $170,000, for the years ended December 31, 2020 and 2019, respectively.

Note 7 - Reinsurance

Through June 30, 2019, the Company’s quota share reinsurance treaties were on a July 1 through June 30 fiscal year basis. The Company’s quota share reinsurance treaties in effect during the year ended December 31, 2019 for its personal lines business were covered through June 30, 2019 under a treaty covering a two-year period from July 1, 2017 through June 30, 2019 (“2017/2019 Treaty”). The treaty in effect during the year ended December 31, 2019 was covered through June 30, 2019 under the July 1, 2018 through June 30, 2019 treaty year (“2018/2019 Treaty Year”). Effective July 1, 2019, the 2017/2019 Treaty and the commercial umbrella treaty expired on a run-off basis; these treaties were not renewed. Effective December 15, 2019, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ policies, covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020 the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2020. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Treaty Year
	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to
Line of Business	December 30, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%	None	10%

	Treaty Year
	December 31, 2020	July 1, 2020	December 15, 2019	July 1, 2019	July 1, 2018
	to	to	to	to	to
Line of Business	June 30, 2021	December 30, 2020	June 30, 2020	December 14, 2019	June 30, 2019

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses (7)	1,000,000	$750,000	$750,000	$1,000,000	$900,000
Losses per occurrence subject
to quota share
reinsurance coverage	None (7)	$1,000,000	$1,000,000	None	$1,000,000
Expiration date	NA (7)	December 30, 2020	December 30, 2020	NA	June 30, 2019
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$9,000,000	$9,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (7)	$8,000,000	$8,250,000	$9,250,000	$9,000,000	$9,100,000
Losses per occurrence subject
to reinsurance coverage	$8,000,000	$9,000,000	$10,000,000	$10,000,000	$10,000,000
Expiration date (7)	June 30, 2021	June 30, 2021	June 30, 2020	June 30, 2020	June 30, 2019

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	None (7)	$7,500,000	$7,500,000	None	$5,000,000
Risk retained per catastrophe
occurrence (2) (7)	$10,000,000	$8,125,000	$5,625,000	$7,500,000	$4,500,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	$475,000,000	$475,000,000	$602,500,000	$602,500,000	$445,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000in total insured value, which covers direct losses from $3,500,000 to $10,000,000.

(2)

Plus losses in excess of catastrophe coverage. For the period July 1, 2020 through December 30, 2020, there was no reinsurance coverage for the $2,500,000 gap between quota share limit of $7,500,000 and first $10,000,000 layer of catastrophe coverage (see note (7) below).

(3)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(4)	For the period July 1, 2018 through June 30, 2019, reinstatement premium protection for $210,000,000 of catastrophe coverage in excess of $5,000,000.
(5)	For the period July 1, 2019 through June 30, 2020, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.
(6)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(7)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through June 30, 2021 is only for excess of loss and catastrophe reinsurance.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2020 and 2019 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2020
Cavello Bay Reinsurance Limited (1)	$2,850	$3,405	$6,255	$10,086	(2)
Swiss Reinsurance America Corporation	7,778	5,840	13,618	-
Hanover Rueck SE	4,909	2,897	7,806	-
Allied World Assurance Company	2,019	1,761	3,780	-
Others	2,598	884	3,482	732	(3)
Total	$20,154	$14,787	$34,941	$10,818

December 31, 2019
Cavello Bay Reinsurance Limited (1)	$4,036	$2,427	$6,463	$5,995	(2)
Swiss Reinsurance America Corporation	4,418	1,336	5,754	-
Hanover Rueck SE	3,156	522	3,678	-
SCOR Reinsurance Company	394	458	852	-
Allied World Assurance Company	760	170	930	-
Others	2,964	471	3,435	-
Total	$15,728	$5,385	$21,112	$5,995

(Columns in the tables above may not sum to totals due to rounding)

(1)	On December 27, 2018, Enstar Group Limited announced that one of its wholly owned subsidiaries, Cavello Bay Reinsurance Limited, acquired Maiden Reinsurance North America, Inc.
(2)	Secured pursuant to collateralized trust agreements.
(3)	Represents $732,000 guaranteed by irrevocable letters of credit.

Assets held in the trusts referred to in footnote (2) in the table above are not included in the Company’s invested assets and investment income earned on these assets is credited to the reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2020 and 2019 include unearned ceded premiums of approximately $282,000 and $19,638,000, respectively.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the year ended December 31, 2020 are attributable to contracts under the 2019/2020 Treaty. The Loss Ratios for treaties in effect for the year ended December 31, 2019 are attributable to contracts under the 2019/2020 Treaty and 2017/2019 Treaty for the 2018/2019 Treaty Year, which expired on June 30, 2019 and was not renewed.

Under the 2019/2020 Treaty and the 2017/2019 Treaty for the 2018/2019 Treaty Year, the Company received an upfront fixed provisional ceding commission rate that is not subject to a sliding scale contingent adjustment. In addition to the treaties that were in effect during the years ended December 31, 2020 and 2019, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Years ended
	December 31,
	2020	2019

Provisional ceding commissions earned	$14,119,180	$5,446,370
Contingent ceding commissions earned	83,173	(795,519)
	$14,202,353	$4,650,851

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.  As of December 31, 2020 and 2019, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,604,000 and $2,886,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Years ended
	December 31,
	2020	2019

Net deferred policy acquisition costs, net of ceding
commission revenue, beginning of year	$12,898,980	$15,221,060

Cost incurred and deferred:
Commissions and brokerage	32,279,848	32,541,094
Other underwriting and policy acquisition costs	8,526,003	9,423,340
Ceding commission revenue	(13,680,042)	(3,754,889)
Net deferred policy acquisition costs	27,125,809	38,209,545
Return of deferred ceding commission revenue
due to reduction of quota share	7,202,741	-
Additional deferred ceding commission revenue
due to inception of quota share	-	(6,740,202)
Amortization	(27,178,534)	(33,791,423)
	7,150,016	(2,322,080)

Net deferred policy acquisition costs, net of ceding
commission revenue, end of year	$20,048,996	$12,898,980

Deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019

Deferred policy acquisition costs	$20,142,515	$20,634,378
Deferred ceding commission revenue	(93,519)	(7,735,398)
Balance at end of period	$20,048,996	$12,898,980

Note 9 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). The aggregate fair value of the investment in dividend bearing common stock was $11,200 and $15,180 as of December 31, 2020 and 2019, respectively. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances.Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing.  The maximum allowable advance as of December 31, 2020 was approximately $12,066,000. Advances are limited to 85% of the amount of available collateral, which was approximately $9,682,000 as of December 31, 2020.  There were no borrowings under this facility during the years ended December 31, 2020 and 2019.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of long-term debt as of December 31, 2020 and 2019 is as follows:

	December 31,	December 31,
	2020	2019

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(64,883)	(97,325)
Issuance costs	(287,506)	(431,244)
Long-term debt, net	$29,647,611	$29,471,431

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2020
Building	$2,344,188	$(760,302)	$1,583,886
Land	652,437	-	652,437
Furniture office equipment	802,325	(715,819)	86,506
Leasehold improvements	18,996	(2,712)	16,284
Computer equipment and software	14,187,456	(8,491,325)	5,696,131
Automobile	99,352	(51,473)	47,879
Total	$18,104,754	$(10,021,631)	$8,083,123

December 31, 2019
Building	$2,344,188	$(663,200)	$1,680,988
Land	652,437	-	652,437
Furniture office equipment	802,325	(656,204)	146,121
Leasehold improvements	18,996	(226)	18,770
Computer equipment and software	10,861,385	(5,813,308)	5,048,077
Automobile	99,352	(25,109)	74,243
Total	$14,778,683	$(7,158,047)	$7,620,636

Depreciation expense for the years ended December 31, 2020 and 2019 was $2,864,583 and $2,375,946, respectively.

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2020
Premiums written	$169,317,904	$-	$(42,255,383)	$127,062,521
Change in unearned premiums	373,966	-	(19,355,858)	(18,981,892)
Premiums earned	$169,691,870	$-	$(61,611,241)	$108,080,629

Year ended December 31, 2019
Premiums written	$171,214,091	$939	$(45,635,899)	$125,579,131
Change in unearned premiums	(11,350,864)	(243)	13,395,418	2,044,311
Premiums earned	$159,863,227	$696	$(32,240,481)	$127,623,442

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2020 and December 31, 2019 was $2,660,354 and $3,191,512, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2020 and 2019 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2020
Case-basis reserves	$47,657,198	$15,432,347
Loss adjustment expenses	13,610,284	1,882,419
IBNR reserves	21,533,746	2,839,486
Recoverable on unpaid losses		20,154,252
Recoverable on paid losses	-	14,787,037
Total loss and loss adjustment expenses	$82,801,228	34,941,289
Unearned premiums		282,131
Receivables - reinsurance contracts		10,237,309
Total reinsurance receivables		$45,460,729

December 31, 2019
Case-basis reserves	$48,688,643	$12,894,469
Loss adjustment expenses	12,606,236	1,416,686
IBNR reserves	19,203,732	1,417,070
Recoverable on unpaid losses		15,728,225
Recoverable on paid losses	-	5,384,325
Total loss and loss adjustment expenses	$80,498,611	21,112,550
Unearned premiums		19,637,988
Total reinsurance receivables		$40,750,538

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended
	December 31,
	2020	2019

Balance at beginning of period	$80,498,611	$56,197,106
Less reinsurance recoverables	(15,728,224)	(15,671,247)
Net balance, beginning of period	64,770,387	40,525,859

Incurred related to:
Current year	66,389,907	79,044,301
Prior years	41,165	11,138,023
Total incurred	66,431,072	90,182,324

Paid related to:
Current year	41,100,578	42,861,207
Prior years	27,453,904	23,076,589
Total paid	68,554,482	65,937,796

Net balance at end of period	62,646,977	64,770,387
Add reinsurance recoverables	20,154,251	15,728,224
Balance at end of period	$82,801,228	$80,498,611

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $27,951,005 and $12,769,015 for the years ended December 31, 2020 and 2019, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2020 and 2019 was $41,165 unfavorable and $11,138,023 unfavorable, respectively. During the year ended December 31, 2019, the Company increased case reserves for certain older open liability claims, which primarily affected the ultimate loss projections for commercial lines business. This was in response to management’s detailed review of open liability claims that resulted in new assessments of carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Three key assumptions that materially affect the estimate of loss reserves are the loss ratio estimate for the current accident year used in the BF methods, the loss development factor selections used in the loss development methods, and the loss severity assumptions used in the frequency / severity method described above. The loss ratio estimates used in the BF methods are selected after reviewing historical accident year loss ratios adjusted for rate changes, trend, and mix of business.  The loss severity assumptions used in the frequency / severity method are determined by reviewing historical average claim severity for older more mature accident periods, trended forward to less mature accident periods.

The Company is not aware of any claim trends that have emerged or that would cause future adverse development that have not already been contemplated in setting current carried reserves levels.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of December 31, 2017 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of December 31, 2020, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2020 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2011 to December 31, 2019 is presented as supplementary unaudited information.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										December 31, 2020
	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims by Accident Year
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited 2011 - 2019)

2011	$7,603	$7,678	$8,618	$9,440	$9,198	$9,066	$9,144	$9,171	$9,127	$9,128	$-	1,914
2012		9,539	9,344	10,278	10,382	10,582	10,790	10,791	11,015	10,885	13	4,704	(1)
2013			10,728	9,745	9,424	9,621	10,061	10,089	10,607	10,495	5	1,563
2014				14,193	14,260	14,218	14,564	15,023	16,381	16,428	257	2,138
2015					22,340	21,994	22,148	22,491	23,386	23,291	312	2,556
2016						26,062	24,941	24,789	27,887	27,966	461	2,878
2017							31,605	32,169	35,304	36,160	654	3,391
2018								54,455	56,351	58,441	1,928	4,208
2019									75,092	72,368	9,547	4,442
2020										63,083	11,421	5,596
Total										$328,244

(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
	(Unaudited 2011 - 2019)

2011	$3,740	$5,117	$6,228	$7,170	$8,139	$8,540	$8,702	$8,727	$8,789	$9,106
2012		3,950	5,770	7,127	8,196	9,187	10,236	10,323	10,428	10,451
2013			3,405	5,303	6,633	7,591	8,407	9,056	9,717	10,016
2014				5,710	9,429	10,738	11,770	13,819	14,901	15,491
2015					12,295	16,181	18,266	19,984	21,067	22,104
2016						15,364	19,001	21,106	23,974	25,234
2017							16,704	24,820	28,693	31,393
2018								32,383	44,516	50,553
2019									40,933	54,897
2020										39,045
Total										$268,291

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$59,953
All outstanding liabilities before 2011, net of reinsurance										94
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$60,047

(Components may not sum to totals due to rounding)

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

As of
(in thousands)	December 31, 2020
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$60,047
Total reinsurance recoverable on unpaid losses	20,154
Unallocated loss adjustment expenses	2,600
Total gross liability for loss and LAE reserves	$82,801

The following is supplementary unaudited information about average historical claims duration as of December 31, 2020:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
All Lines of Business	47.2%	18.3%	10.3%	8.7%	8.2%	6.2%	3.1%	1.4%	0.5%	3.5%

The percentages in the above table do not add up to 100 because the percentages represent averages across all accident years at each development stage.

Note 12 – Stockholders’ Equity

Dividends Declared

Dividends declared and paid on Common Stock were $1,957,142 and $3,501,366 for the years ended December 31, 2020 and 2019, respectively. The Company announced on February 1, 2021 that its Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on March 15, 2021 to stockholders of record as of February 26, 2021 (see Note 19 - Subsequent Events).

Stock Options

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant.  The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan.  On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum number shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,400,000.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The results of operations for the years ended December 31, 2020 and 2019 include stock-based compensation expense for stock options totaling approximately $68,000 and $30,000, respectively. Stock-based compensation expense related to stock options for the years ended December 31, 2020 and 2019 is net of estimated forfeitures of approximately 16% and 17%, respectively. Such amounts have been included in the consolidated statements of operations and comprehensive income within other operating expenses.

The weighted average estimated fair value of stock options granted during the years ended December 31, 2020 and 2019 was $1.66 per share and $1.91 per share, respectively.  The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

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

A summary of stock option activity under the Company’s 2014 Plan for the year ended December 31, 2020 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2020	82,000	$8.61	3.38	$-

Granted	74,523	$7.96	4.08	$-
Exercised	-	$-	-	$-
Forfeited	(36,557)	$8.43	-	$(308,340)

Outstanding at December 31, 2020	119,966	$8.26	3.55	$-

Vested and Exercisable at December 31, 2020	50,000	$8.45	1.05	$-

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2020 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $6.65 closing price of the Company’s Common Stock on December 31, 2020. No options were exercised during the year ended December 31, 2020. The total intrinsic value of options forfeited during the year ended December 31, 2020 was $-0-, determined as of the date of forfeiture.

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

As of December 31, 2020, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $64,000. Unamortized compensation cost as of December 31, 2020 is expected to be recognized over a remaining weighted-average vesting period of 1.27 years.

As of December 31, 2020, there were 843,316 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the year ended December 31, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2020	213,929	$16.51	$3,554,174

Granted	242,974	$7.66	$1,860,525
Vested	(66,673)	$16.97	$(1,331,254)
Forfeited	(19,266)	$15.18	$(292,455)

Balance at December 31, 2020	370,964	$9.96	$3,990,999

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the years ended December 31, 2020 and 2019, stock-based compensation for these grants was approximately $1,703,000 and $1,472,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, net of dividends paid by KICO during such period. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. For the years ended December 31, 2020 and 2019, KICO paid dividends to Kingstone of $6,000,000 and $7,000,000, respectively. On February 18, 2021, KICO’s Board of Directors approved a cash dividend of $1,000,000 to Kingstone, which was paid on February 25, 2021. For the years ended December 31, 2020 and 2019, KICO recorded statutory basis net loss of $1,724,180 and $4,519,183, respectively. At December 31, 2020 and 2019, KICO reported statutory basis surplus as regards policyholders of $85,595,339 and $93,844,197, respectively, as filed with the DFS.

Statutory Surplus

In December 2019, the Company made a surplus contribution of $3,256,335 to KICO. See Note 9 – Debt for further detail regarding this contribution.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC was above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2020 and 2019.

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

The provision for income taxes is comprised of the following:

Years ended December 31,	2020	2019

Current federal income tax expense (benefit)	$(5,366,759)	$174,779
Current state income tax expense (benefit)	(2,736)	238
Deferred federal and state income tax expense (benefit)	3,109,295	(1,991,208)

Income tax benefit	$(2,260,200)	$(1,816,191)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Years ended December 31,	2020		2019
Computed expected tax (benefit) expense	$(270,440)	21.0%	$(1,634,334)	21.0%
State taxes, net of federal benefit	(233,752)	18.2	(247,909)	3.2
State valuation allowance	292,087	(22.7)	261,573	(3.4)
Benefit of higher tax brackets in NOL carryback - current year	(754,829)	58.6	-	-
Benefit of higher tax brackets in NOL carryback - prior year	(1,274,465)	99.0	-	-
Permanent differences
Dividends received deduction	(118,113)	9.2	(97,631)	1.3
Non-taxable investment income	(55,752)	4.3	(39,901)	0.5
Excess benefit from stock-based compensation	-	-	184	-
Stock-based compensation	125,923	(9.8)	80,453	(1.0)
Other permanent differences	46,108	(3.6)	(15,961)	0.2
Prior year tax matters	(77,625)	6.0	(91,748)	1.2
Other	60,658	(4.7)	(30,917)	0.3
Income tax benefit, as reported	$(2,260,200)	175.5%	$(1,816,191)	23.3%

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2020	2019

Deferred tax asset:
Net operating loss carryovers (1)	$-	$1,586,247
Claims reserve discount	838,030	839,959
Unearned premium	3,880,275	3,105,344
Deferred ceding commission revenue	19,639	1,624,434
Other	648,691	462,019
Total deferred tax assets	5,386,635	7,618,003

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,229,928	4,333,219
Intangibles	105,000	105,000
Depreciation and amortization	954,446	312,298
Net unrealized gains (losses) of securities	3,494,631	1,796,891
Total deferred tax liabilities	9,543,548	7,306,951

Net deferred income tax (liability) asset	$(4,156,913)	$311,052

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

(1)   The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2020	2019	Expiration

Federal only, current year (A)	1,200,056	1,517,866
NOL carried back	(1,200,056)	(1,517,866)
Federal only, current year	$-	$-

State only (B)	1,815,546	1,616,568	December 31, 2040
Valuation allowance	(1,815,546)	(1,548,187)
State only, net of valuation allowance	-	68,381

Total deferred tax asset from net operating loss carryovers	$-	$68,381

(A)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 and 2019 NOL’s. The Company elected on its 2019 federal income tax return to carry back the 2019 NOL to tax years 2014 and 2015. The Company will elect on its 2020 federal income tax return to carry back the 2020 NOL to tax year 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2020 and 2019.

(B)

Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2020 and 2019 was approximately $27,931,000 and $24,901,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive income within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2040.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The table below reconciles the changes in net deferred income tax assets (liabilities) to the deferred income tax provision for the year ended December 31, 2020:

Decrease in net deferred income tax assets	$4,467,965
Deferred tax expense allocated to other comprehensive income	1,358,670
Deferred income tax expense	$3,109,295

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2020 and 2019. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing.  The Company’s tax returns for the years ended December 31, 2017 through December 31, 2019 remain subject to examination.

Note 16 - Employee Benefit Plans

Employee Bonus Plan

In November 2018, the Company’s Board of Directors approved a new discretionary employee bonus plan (“Bonus Plan”) to replace the existing Profit Sharing Plan to be effective as of January 1, 2019 for the year ended December 31, 2019. Eligible employees were eligible to receive a target bonus rate of between 12% and 30% of base salary depending on their position. The target bonus rate was subject to adjustment depending on annual performance evaluation scores. The Bonus Plan was funded through a point system whereby up to 60 points were funded by a target return on investment (“Target ROE”) sliding scale and up to 40 points were funded by achieving various annual corporate goals as approved in advance by the Company’s Board of Directors. A maximum of 60 points could have been achieved with a Target ROE of 14%.  The bonus was decreased by six points for each percentage point decrease in Target ROE. The minimum of six points could have been achieved with Target ROE of 5%. The Company incurred approximately $457,000 of expense for the year ended December 31, 2019, related to the Bonus Plan related to achieving certain annual corporate goals, which is primarily recorded in other underwriting expenses on the accompanying consolidated statements of operations and comprehensive income.  The Bonus Plan was only in effect for the year ended December 31, 2019.

In December of 2020, management approved discretionary bonuses totaling approximately $516,000 of expense for the year ended December 31, 2020, which is primarily recorded in other underwriting expenses on the accompanying consolidated statements of operations and comprehensive income.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution.  The Company incurred approximately $309,000 and $305,000 of expense for the years ended December 31, 2020 and 2019, respectively, related to the 401(k) Plan, which is recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive income.

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of December 31, 2020 and 2019 amounted to $763,789 and $599,274, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The Company made voluntary contributions of $4,473 and $5,399 for the years ended December 31, 2020 and 2019, respectively, which are recorded in other operating expenses in the accompanying consolidated statements of operations and comprehensive income.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Additional information regarding the Company’s office operating leases is as follows:

	Year ended	Year ended
Lease cost	December 31, 2020	December 31, 2019
Operating leases	$245,188	$165,368
Short-term leases	-	-
Total lease cost (1)	$245,188	$165,368

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$255,626	$169,861
Discount rate	5.50%	5.50%
Remaining lease term in years	4.94 years	5.88 years

(1)  Included in the consolidated statements of operations and comprehensive income within other underwriting expenses.

Operating lease right-of-use assets, included in other assets, were $949,434 and $1,157,554 as of December 31, 2020 and 2019, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $949,434 and $1,157,554 as of December 31, 2020 and 2019, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The following table presents the contractual maturities of the Company’s lease liabilities as of December 31, 2020:

For the Year
Ending
December 31,	Total
2021	264,571
2022	273,831
2023	283,415
2024	140,739
2025	94,799
Thereafter	98,117
Total undiscounted lease payments	1,155,472
Less: present value adjustment	187,003
Operating lease liability	$968,469

Rent expense for the years ended December 31, 2020 and 2019 amounted to $245,188 and $165,368, respectively, and is included in the accompanying consolidated statements of operations and comprehensive income within other underwriting expenses.

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

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Meryl Golden, Chief Operating Officer

On September 16, 2019, the Company and Meryl Golden entered into an employment agreement (the “Golden Employment Agreement”) pursuant to which Ms. Golden serves as the Company’s Chief Operating Officer. Ms. Golden also serves KICO’s Chief Operating Officer. The Golden Employment Agreement became effective as of September 25, 2019 (amended on December 24, 2020) and now expires on December 31, 2022.

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000. The Golden Employment also provides for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted vest in four equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first, second, and third anniversaries of the grant date, subject to the terms of the stock option agreement between the Company and Ms. Golden.   In January 2021, pursuant to the Golden Employment Agreement as amended, Ms. Golden was granted 30,000 shares of restricted Common Stock pursuant to the 2014 Plan and will be entitled to receive in January 2022 an additional grant of 30,000 shares of restricted Common Stock pursuant to the 2014 Plan.  Each such grant vests in three equal installments on each of the first, second and third anniversaries of the grant date.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

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

In connection with his separation from employment, each of the Company and KICO entered into an Agreement and General Release (the “Separation Agreement”) with Mr. Thatcher.  Pursuant to the Separation Agreement, the Company and KICO shall collectively provide the following payments and benefits to Mr. Thatcher in full satisfaction of all payments and benefits and other amounts due to him under the terms of the existing employment agreements upon his separation from employment: (i) $381,111 (representing the amount of base salary he would have received had he remained employed through March 31, 2020), (ii) $5,000 in full satisfaction for any bonus payments payable under the existing employment agreements, (iii) continuing group health coverage commencing on the Separation Date and ending on March 31, 2020, and (iv) continued vesting of all stock awards previously granted to Mr. Thatcher in his capacity as an executive officer but which were unvested as of the Separation Date (the “Shares”) (Mr. Thatcher shall not be entitled to any further grants of stock awards after the Separation Date).  Effective January 27, 2021, the Company entered into an agreement (the “Relinquishment Agreement”) with Mr. Thatcher.  Pursuant to the Relinquishment Agreement, Mr. Thatcher relinquished his right to receive 14,077 unissued Shares which vested on January 1, 2021, the right to receive 11,905 Shares which were scheduled to vest on March 14, 2021 and the right to receive 14,076 Shares which were scheduled to vest on January 1, 2022 in full consideration of the payment by the Company of an aggregate of $280,406.

In addition, the Company and KICO agreed to provide Mr. Thatcher with a severance payment of $20,000 in consideration for a release.  Pursuant to the Separation Agreement, Mr. Thatcher agreed that, for a period of three years following the Separation Date, he shall not accept any operating executive role with another property and casualty insurance company.

COVID-19

The outbreak of the coronavirus, also known as "COVID-19", has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company's business activities. The extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time.  No adjustments have been made to the amounts reported in these consolidated financial statements as a result of this matter.

Note 18 - Earnings Per Common Share

Basic net earnings(loss) per common share is computed by dividing income(loss) available to common shareholders by the weighted-average number of shares of Common Stock outstanding. Diluted earnings(loss) per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards.  The computation of diluted earnings(loss) per common share excludes those options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

The computation of diluted earnings(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2020 and 2019, no options were included in the computation of diluted earnings (loss) per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per common share follows:

	Years ended
	December 31,
	2020	2019

Weighted average number of shares outstanding	10,721,342	10,773,623

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Restricted stock awards	9,395	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,730,737	10,773,623

Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2020 through March 31, 2021, the date these consolidated financial statements were issued, for matters that required disclosure or adjustment in these consolidated financial statements.

Dividends Declared and Paid

On February 1, 2021, the Company announced that its Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on March 15, 2021 to stockholders of record as of the close of business on February 26, 2021 (see Note 12).

Restricted Stock Awards

Pursuant to the terms of the Relinquishment Agreement between the Company and Mr. Thatcher, effective January 27, 2021, Mr. Thatcher relinquished his right to receive 14,077 unissued Shares which vested on January 1, 2021, the right to receive 11,905 Shares which were scheduled to vest on March 14, 2021 and the right to receive 14,076 Shares which were scheduled to vest on January 1, 2022 in full consideration of the payment by the Company of an aggregate of $280,406 (see Note 17).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2020 and 2019:

	2020
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$26,941,450	$26,636,856	$27,521,081	$26,981,242	$108,080,629
Ceding commission revenue	3,831,099	3,480,214	3,448,774	3,442,266	14,202,353
Net investment income	1,665,844	1,612,006	1,494,086	1,733,667	6,505,603
Net gains (losses) on investments	(6,444,418)	2,697,868	2,107,876	3,229,290	1,590,616
Total revenues	26,253,605	34,689,332	34,822,471	35,604,343	131,369,751
Loss and loss adjustment expenses	16,385,821	12,813,631	20,117,975	17,113,645	66,431,072
Commission expense and
other underwriting expenses	14,617,718	14,086,013	14,383,144	14,166,078	57,252,953
Net income (loss)	(5,444,203)	4,608,190	(1,227,856)	3,036,259	972,390
Basic earnings (loss) per share	$(0.50)	$0.43	$(0.12)	$0.28	$0.09
Diluted earnings (loss) per share	$(0.50)	$0.43	$(0.12)	$0.28	$0.09

	2019
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$29,595,889	$31,201,279	$34,220,010	$32,606,264	$127,623,442
Ceding commission revenue	1,277,683	675,695	1,029,582	1,667,891	4,650,851
Net investment income	1,623,712	1,719,769	1,856,553	1,669,312	6,869,346
Net gains on investments	2,035,363	678,655	998,162	878,839	4,591,019
Total revenues	34,848,269	34,615,312	38,447,698	37,208,687	145,119,966
Loss and loss adjustment expenses	29,134,224	17,672,308	24,781,318	18,594,474	90,182,324
Commission expense and
other underwriting expenses	12,975,718	12,720,317	14,153,559	14,663,720	54,513,314
Net income (loss)	(7,335,190)	1,639,380	(1,725,162)	1,454,619	(5,966,353)
Basic earnings (loss) per share	$(0.68)	$0.15	$(0.16)	$0.13	$(0.55)
Diluted earnings (loss) per share	$(0.68)	$0.15	$(0.16)	$0.13	$(0.55)

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the total earnings per share for the year.

