Form 10-Q
period 2021-03-31
KINGSTONE COMPANIES, INC.
filed 2021-05-17
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, there were 10,680,653 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

Forward-Looking Statements

This Quarterly Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward‑looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I Item 1A (“Risk Factors”) of our Annual Report under “Factors That May Affect Future Results and Financial Condition” on Form 10-K for the year ended December 31, 2020 and Part II, Item 1A of this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $9,564,055 at March 31, 2021 and $8,194,824 at December 31, 2020)	$9,180,786	$7,368,815
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $139,299,693 at March 31, 2021 and $145,045,584 at December 31, 2020)	147,585,805	157,549,272
Equity securities, at fair value (cost of $32,651,343 at March 31, 2021 and $32,571,166 at December 31, 2020)	35,430,803	34,413,313
Other investments	6,348,590	3,518,626
Total investments	198,545,984	202,850,026
Cash and cash equivalents	22,179,960	19,463,742
Premiums receivable, net	10,885,621	11,819,639
Reinsurance receivables, net	37,366,742	45,460,729
Deferred policy acquisition costs	19,351,989	20,142,515
Intangible assets	500,000	500,000
Property and equipment, net	8,294,847	8,083,123
Other assets	9,759,071	9,262,493
Total assets	$306,884,214	$317,582,267

Liabilities
Loss and loss adjustment expense reserves	$84,457,059	$82,801,228
Unearned premiums	86,219,795	90,009,272
Advance premiums	4,145,845	2,660,354
Reinsurance balances payable	2,336,498	6,979,735
Deferred ceding commission revenue	93,318	93,519
Accounts payable, accrued expenses and other liabilities	7,789,131	8,433,233
Deferred income taxes, net	3,138,231	4,156,913
Long-term debt, net	29,691,656	29,647,611
Total liabilities	217,871,533	224,781,865

Commitments and Contingencies (Note 11)	-	-

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,935,321 shares at March 31, 2021 and 11,871,307 at December 31, 2020; outstanding 10,672,794 shares at March 31, 2021 and 10,616,815 shares at December 31, 2020	119,353	118,713
Capital in excess of par	71,116,917	70,769,165
Accumulated other comprehensive income	6,548,178	9,880,062
Retained earnings	15,190,031	15,928,345
	92,974,479	96,696,285
Treasury stock, at cost, 1,262,527 shares at March 31, 2021 and 1,254,492 shares at December 31, 2020	(3,961,798)	(3,895,883)
Total stockholders’ equity	89,012,681	92,800,402

Total liabilities and stockholders’ equity	$306,884,214	$317,582,267

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

Three months ended March 31,	2021	2020

Revenues
Net premiums earned	$34,589,218	$26,941,450
Ceding commission revenue	(1,065)	3,831,099
Net investment income	1,783,196	1,665,844
Net gains (losses) on investments	2,960,407	(6,444,418)
Other income	171,446	259,630
Total revenues	39,503,202	26,253,605

Expenses
Loss and loss adjustment expenses	22,560,672	16,385,821
Commission expense	8,223,839	7,855,927
Other underwriting expenses	6,467,042	6,761,792
Other operating expenses	1,352,306	1,236,895
Depreciation and amortization	822,340	687,094
Interest expense	456,545	456,545
Total expenses	39,882,744	33,384,074

Loss from operations before income taxes	(379,542)	(7,130,469)
Income tax benefit	(68,445)	(1,686,266)
Net loss	(311,097)	(5,444,203)

Other comprehensive loss, net of tax
Gross change in unrealized losses on available-for-sale-securities	(3,823,279)	(6,727,489)

Reclassification adjustment for gains included in net loss	(394,297)	(102,222)
Net change in unrealized losses	(4,217,576)	(6,829,711)
Income tax benefit related to items of other comprehensive loss	885,692	1,434,240
Other comprehensive loss, net of tax	(3,331,884)	(5,395,471)

Comprehensive loss	$(3,642,981)	$(10,839,674)

Loss per common share:
Basic	$(0.03)	$(0.50)
Diluted	$(0.03)	$(0.50)

Weighted average common shares outstanding
Basic	10,676,298	10,807,841
Diluted	10,676,298	10,807,841

Dividends declared and paid per common share	$0.0400	$0.0625

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Three months ended March 31, 2021 and 2020

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2020	-	$-	11,824,889	$118,248	$69,133,918	$4,768,870	$16,913,097	1,027,439	$(2,712,552)	$88,221,581
Stock-based compensation	-	-	-	-	487,450	-	-	-	-	487,450
Vesting of restricted stock awards	-	-	38,866	387	(387)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(12,489)	(123)	(87,831)	-	-	-	-	(87,954)
Acquisition of treasury stock	-	-	-	-	-	-	-	42,434	(242,724)	(242,724)
Dividends	-	-	-	-	-	-	(675,960)	-	-	(675,960)
Net loss	-	-	-	-	-	-	(5,444,203)	-	-	(5,444,203)
Change in unrealized gains on available- for-sale securities, net of tax	-	-	-	-	-	(5,395,471)	-	-	-	(5,395,471)
Balance, March 31, 2020	-	$-	11,851,266	$118,512	$69,533,150	$(626,601)	$10,792,934	1,069,873	$(2,955,276)	$76,862,719

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2021	-	$-	11,871,307	$118,713	$70,769,165	$9,880,062	$15,928,345	1,254,492	$(3,895,883)	$92,800,402
Stock-based compensation	-	-	-	-	494,998	-	-	-	-	494,998
Vesting of restricted stock awards	-	-	85,922	859	(859)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(21,908)	(219)	(146,387)	-	-	-	-	(146,606)
Acquisition of treasury stock	-	-	-	-	-	-	-	8,035	(65,915)	(65,915)
Dividends	-	-	-	-	-	-	(427,217)	-	-	(427,217)
Net loss	-	-	-	-	-	-	(311,097)	-	-	(311,097)
Change in unrealized gains on available- for-sale securities, net of tax	-	-	-	-	-	(3,331,884)	-	-	-	(3,331,884)
Balance, March 31, 2021	-	$-	11,935,321	$119,353	$71,116,917	$6,548,178	$15,190,031	1,262,527	$(3,961,798)	$89,012,681

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

Three months ended March 31,	2021	2020

Cash flows from operating activities:
Net loss	$(311,097)	$(5,444,203)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Net gains on sale of investments	(1,127,234)	(274,581)
Net unrealized (gains) losses on equity investments	(1,003,209)	6,121,608
Net unrealized gains of other investments	(829,964)	597,391
Depreciation and amortization	822,340	687,094
Bad debts	59,876	35,737
Amortization of bond premium, net	31,639	105,189
Amortization of discount and issuance costs on long-term debt	44,045	44,045
Stock-based compensation	494,998	487,450
Deferred income tax (benefit) expense	(132,990)	397,593
(Increase) decrease in operating assets:
Premiums receivable, net	874,142	757,551
Reinsurance receivables, net	8,093,987	(1,958,517)
Deferred policy acquisition costs	790,526	1,062,490
Other assets	(478,564)	(521,521)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	1,655,831	(2,647,512)
Unearned premiums	(3,789,477)	(5,904,700)
Advance premiums	1,485,491	(47,633)
Reinsurance balances payable	(4,643,237)	(6,377,437)
Deferred ceding commission revenue	(201)	(799,997)
Accounts payable, accrued expenses and other liabilities	(644,102)	(1,576,461)
Net cash flows provided by (used in) operating activities	1,392,800	(15,256,414)

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(1,827,425)	-
Purchase - fixed-maturity securities available-for-sale	(5,424,374)	(961,000)
Purchase - equity securities	(5,732,648)	(5,220,778)
Purchase - other investments	(2,000,000)	-
Sale or maturity - fixed-maturity securities available-for-sale	11,548,405	10,553,818
Sale - equity securities	6,433,262	5,518,428
Acquisition of property and equipment	(1,034,064)	(432,112)
Net cash flows provided by investing activities	1,963,156	9,458,356

Cash flows from financing activities:
Withholding taxes paid on vested retricted stock awards	(146,606)	(87,954)
Purchase of treasury stock	(65,915)	(242,724)
Dividends paid	(427,217)	(675,960)
Net cash flows used in financing activities	(639,738)	(1,006,638)

Increase (decrease) in cash and cash equivalents	$2,716,218	$(6,804,696)
Cash and cash equivalents, beginning of period	19,463,742	32,391,485
Cash and cash equivalents, end of period	$22,179,960	$25,586,789

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

 See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as “Kingstone” or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 72.3% and 82.7% of KICO’s direct written premiums for the three months ended March 31, 2021 and 2020, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone (through Cosi) now has the opportunity to partner with name-brand carriers and access nationwide insurance agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021.

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

Accounting Changes

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. Early adoption is permitted. The Company adopted this ASU as of January 1, 2021, and it did not have a material impact on our condensed consolidated financial statements.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government
corporations and agencies	$2,014,895	$19,785	$-	$-	$2,034,680	$19,785

Political subdivisions of States, Territories and Possessions	8,606,088	173,655	(86,507)	-	8,693,236	87,148

Corporate and other bonds Industrial and miscellaneous	104,774,373	7,791,664	(78,069)	-	112,487,968	7,713,595

Residential mortgage and other asset backed securities (1)	23,904,337	566,540	(8,225)	(92,731)	24,369,921	465,584
Total	$139,299,693	$8,551,644	$(172,801)	$(92,731)	$147,585,805	$8,286,112

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2021, the estimated fair value of the eligible investments was approximately $10,962,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2021, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government
corporations and agencies	$3,020,710	$29,190	$-	$-	$3,049,900	$29,190

Political subdivisions of States, Territories and Possessions	5,287,561	355,541	-	-	5,643,102	355,541

Corporate and other bonds Industrial and miscellaneous	108,573,422	11,634,123	(13,216)	-	120,194,329	11,620,907

Residential mortgage and other asset backed securities (1)	28,163,891	617,368	(7,371)	(111,947)	28,661,941	498,050
Total	$145,045,584	$12,636,222	$(20,587)	$(111,947)	$157,549,272	$12,503,688

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

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2021 and December 31, 2020 is shown below:

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$9,079,054	$9,181,876	$8,559,005	$8,668,064
One to five years	43,059,233	46,164,289	44,137,567	47,745,430
Five to ten years	51,273,291	55,781,784	55,508,712	63,159,775
More than 10 years	11,983,778	12,087,935	8,676,409	9,314,062
Residential mortgage and other asset backed securities	23,904,337	24,369,921	28,163,891	28,661,941
Total	$139,299,693	$147,585,805	$145,045,584	$157,549,272

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of March 31, 2021 and December 31, 2020 are as follows:

		March 31, 2021
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$19,827,370	$1,207,776	$(221,142)	$20,814,004
Common stocks, mutual funds, and exchange traded funds	12,823,973	1,810,617	(17,791)	14,616,799
Total	$32,651,343	$3,018,393	$(238,933)	$35,430,803

	December 31, 2020
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277
Common stocks, mutual funds, and exchange traded funds	14,473,224	1,820,512	(404,700)	15,889,036
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021			December 31, 2020
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$2,199,209	$6,198,590	$1,999,381	$1,369,245	$3,368,626

Real estate limited partnership	150,000	-	150,000	150,000	-	150,000
Total	$4,149,381	$2,199,209	$6,348,590	$2,149,381	$1,369,245	$3,518,626

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,606	$210,129	$-	$-	$939,735	$210,129

Political subdivisions of States, Territories and Possessions	998,382	42,508	-	-	1,040,890	42,508

Exchange traded debt	1,812,762	28,106	(5,897)	-	1,834,971	22,209

Corporate and other bonds Industrial and miscellaneous	5,640,036	242,695	(134,272)	-	5,748,459	108,423

Total	$9,180,786	$523,438	$(140,169)	$-	$9,564,055	$383,269

	December 31, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	$319,714

Political subdivisions of States, Territories and Possessions	998,428	50,917	-	-	1,049,345	50,917

Corporate and other bonds Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	455,378

Total	$7,368,815	$826,009	$-	$-	$8,194,824	$826,009

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2021 and December 31, 2020 is shown below:

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$500,639	$512,985	$-	$-
One to five years	2,098,011	2,244,083	2,598,193	2,777,936
Five to ten years	1,505,366	1,639,444	1,502,603	1,727,316
More than 10 years	5,076,770	5,167,543	3,268,019	3,689,572
Total	$9,180,786	$9,564,055	$7,368,815	$8,194,824

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2021	2020

Income:
Fixed-maturity securities	$1,491,127	$1,447,938
Equity securities	357,311	253,073
Cash and cash equivalents	924	44,223
Total	1,849,362	1,745,234
Expenses:
Investment expenses	66,166	79,390
Net investment income	$1,783,196	$1,665,844

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $-0- for the three months ended March 31, 2021 and 2020.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $11,548,405 and $10,553,818 for the three months ended March 31, 2021 and 2020, respectively.

Proceeds from the sale of equity securities were $6,433,262 and $5,518,428 for the three months ended March 31, 2021 and 2020, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended
	March 31,
	2021	2020
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$410,311	$204,225
Gross realized losses	(15,986)	(32,342)
	394,325	171,883

Equity securities:
Gross realized gains	933,122	316,513
Gross realized losses	(200,213)	(213,815)
	732,909	102,698

Net realized gains	1,127,234	274,581

Unrealized Gains (Losses)

Equity securities:
Gross gains	1,003,209	-
Gross losses	-	(6,121,608)
	1,003,209	(6,121,608)

Other investments:
Gross gains	829,964	-
Gross losses	-	(597,391)
	829,964	(597,391)

Net unrealized gains (losses)	1,833,173	(6,718,999)

Net gains (losses) on investments	$2,960,407	$(6,444,418)

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities to evaluate the necessity of recording impairment losses for other-than-temporary declines in the estimated fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive loss. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections. For held-to-maturity fixed-maturity securities, the amount of OTTI recorded in comprehensive loss for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security based on timing of future estimated cash flows of the security.

OTTI losses are recorded in the consolidated statements of operations and comprehensive loss as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2021 and December 31, 2020, there were 20 and 16 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the three months ended March 31, 2021 and 2020. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2021 as follows:

	March 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:

U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and
Possessions	4,236,366	(86,507)	3	-	-	-	4,236,366	(86,507)

Corporate and other bonds industrial and
miscellaneous	4,991,204	(78,069)	3	-	-	-	4,991,204	(78,069)

Residential mortgage and other
asset backed securities	3,512,982	(8,225)	4	3,477,111	(92,731)	10	6,990,093	(100,956)

Total fixed-maturity
securities	$12,740,552	$(172,801)	10	$3,477,111	$(92,731)	10	$16,217,663	$(265,532)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2020 as follows:

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale

U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$2,034,680	$-	$-	$2,034,680

Political subdivisions of States, Territories and Possessions	-	8,693,236	-	8,693,236

Corporate and other bonds industrial and miscellaneous	110,434,895	2,053,073	-	112,487,968

Residential mortgage backed securities	-	24,369,921	-	24,369,921
Total fixed maturities	112,469,575	35,116,230	-	147,585,805
Equity securities	35,430,803	-	-	35,430,803
Total investments	$147,900,378	$35,116,230	$-	$183,016,608

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale

U.S. Treasury securities and obligations of U.S.
government corporations and agencies	$3,049,900	$-	$-	$3,049,900

Political subdivisions of States, Territories and Possessions	-	5,643,102	-	5,643,102

Corporate and other bonds industrial and miscellaneous	118,123,890	2,070,439	-	120,194,329

Residential mortgage and other asset backed securities	-	28,661,941	-	28,661,941
Total fixed maturities	121,173,790	36,375,482	-	157,549,272
Equity securities	34,413,313	-	-	34,413,313
Total investments	$155,587,103	$36,375,482	$-	$191,962,585

The following table sets forth the Company’s investment in a hedge fund and real estate limited partnership both measured at Net Asset Value (“NAV”) per share as of March 31, 2021 and December 31, 2020. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2021	December 31, 2020

Other Investments:
Hedge fund	$6,198,590	$3,368,626

Real estate limited partnership	150,000	150,000
Total	$6,348,590	$3,518,626

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

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of March 31, 2021 and December 31, 2020 not measured at fair value is as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,295,348	$-	$27,295,348

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,272,727	$-	$27,272,727

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate as of March 31, 2021 and December 31, 2020 are as follows:

	March 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$9,180,786	$9,564,055	$7,368,815	$8,194,824
Cash and cash equivalents	$22,179,960	$22,179,960	$19,463,742	$19,463,742
Premiums receivable, net	$10,885,621	$10,885,621	$14,020,716	$14,020,716
Reinsurance receivables, net	$37,366,742	$37,366,742	$45,460,729	$45,460,729
Real estate, net of accumulated depreciation	$2,199,771	$2,705,000	$2,219,999	$2,705,000
Reinsurance balances payable	$2,336,498	$2,336,498	$6,979,735	$6,979,735

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2021
Premiums written	$38,129,117	$-	$(7,329,507)	$30,799,610
Change in unearned premiums	3,789,478	-	130	3,789,608
Premiums earned	$41,918,595	$-	$(7,329,377)	$34,589,218

Three months ended March 31, 2020
Premiums written	$36,696,929	$-	$(13,506,255)	$23,190,674
Change in unearned premiums	5,904,700	-	(2,153,924)	3,750,776
Premiums earned	$42,601,629	$-	$(15,660,179)	$26,941,450

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2021 and December 31, 2020 was $4,145,845 and $2,660,354, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended
	March 31,
	2021	2020

Balance at beginning of period	$82,801,228	$80,498,611
Less reinsurance recoverables	(20,154,251)	(15,728,224)
Net balance, beginning of period	62,646,977	64,770,387

Incurred related to:
Current year	22,571,727	16,512,475
Prior years	(11,055)	(126,654)
Total incurred	22,560,672	16,385,821

Paid related to:
Current year	7,749,998	5,787,129
Prior years	10,059,577	13,777,236
Total paid	17,809,575	19,564,365

Net balance at end of period	67,398,074	61,591,843
Add reinsurance recoverables	17,058,985	16,259,256
Balance at end of period	$84,457,059	$77,851,099

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $823,856 and $5,866,898 for the three months ended March 31, 2021 and 2020, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2021 and 2020 was $11,055 unfavorable and $126,654 unfavorable, respectively. Management periodically performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of March 31, 2018 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of March 31, 2021, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2021 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2012 to December 31, 2020 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										March 31, 2021
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	Three months ended March 31, 2021	IBNR	Cumulative Number of Reported Claims by Accident Year
	(Unaudited 2012 - 2020)									(Unaudited)

2012	$9,539	$9,344	$10,278	$10,382	$10,582	$10,790	$10,791	$11,015	$10,885	$10,885	$13	4,704	(1)
2013		10,728	9,745	9,424	9,621	10,061	10,089	10,607	10,495	10,511	4	1,564
2014			14,193	14,260	14,218	14,564	15,023	16,381	16,428	16,414	180	2,138
2015				22,340	21,994	22,148	22,491	23,386	23,291	23,359	95	2,557
2016					26,062	24,941	24,789	27,887	27,966	27,857	512	2,878
2017						31,605	32,169	35,304	36,160	36,186	400	3,393
2018							54,455	56,351	58,441	58,511	1,963	4,215
2019								75,092	72,368	72,371	8,809	4,453
2020									63,083	63,014	8,473	5,772
2021										21,443	7,581	816
									Total	$340,551

(1)	Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business

(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Three months ended March 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited 2012 - 2020)									(Unaudited)

2012	$3,950	$5,770	$7,127	$8,196	$9,187	$10,236	$10,323	$10,428	$10,451	$10,533
2013		3,405	5,303	6,633	7,591	8,407	9,056	9,717	10,016	10,133
2014			5,710	9,429	10,738	11,770	13,819	14,901	15,491	15,497
2015				12,295	16,181	18,266	19,984	21,067	22,104	22,201
2016					15,364	19,001	21,106	23,974	25,234	25,310
2017						16,704	24,820	28,693	31,393	31,831
2018							32,383	44,516	50,553	50,921
2019								40,933	54,897	55,822
2020									39,045	46,451
2021										7,287
									Total	$275,987

	Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented									$64,564
All outstanding liabilities before 2011, net of reinsurance										114
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$64,678

Reported claim counts are measured on an occurrence or per event basis. A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	March 31, 2021
Liabilities for loss and loss adjustment expenses, net of reinsurance	$64,678
Total reinsurance recoverable on unpaid losses	17,059
Unallocated loss adjustment expenses	2,720
Total gross liability for loss and LAE reserves	$84,457

Reinsurance

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

Treaty Year
December 15, 2019
to
Line of Business	December 30, 2020

Personal Lines:

Homeowners, dwelling fire and and canine legal liability Quota share treaty:
Percent ceded	25%

	Treaty Year
	December 31, 2020	July 1, 2020	December 15, 2019
	to	to	to
Line of Business	June 30, 2021	December 30, 2020	June 30, 2020

Personal Lines:
Homeowners, dwelling fire and
canine legal liability Quota share treaty:
Risk retained on intial
$1,000,000 of losses (6)	$1,000,000	$750,000	$750,000
Losses per occurrence subject
to quota share reinsurance coverage	None (6)	$1,000,000	$1,000,000
Expiration date	NA (6)	December 30, 2020	December 30, 2020
Excess of loss coverage and
facultative facility coverage (1)	$8,000,000	$8,000,000	$9,000,000
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (6)	$8,000,000	$8,250,000	$9,250,000
Losses per occurrence subject
to reinsurance coverage	$8,000,000	$9,000,000	$10,000,000
Expiration date (6)	June 30, 2021	June 30, 2021	June 30, 2020

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	None (6)	$7,500,000	$7,500,000
Risk retained per catastrophe
occurrence (2) (6)	$10,000,000	$8,125,000	$5,625,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (6)	$475,000,000	$475,000,000	$602,500,000
Reinstatement premium
protection (4) (5)	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.

(2)

Plus losses in excess of catastrophe coverage. For the period July 1, 2020 through December 30, 2020, there was no reinsurance coverage for the $2,500,000 gap between quota share limit of $7,500,000 and first $10,000,000 layer of catastrophe coverage (see note (6) below).

(3)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(4)	For the period July 1, 2019 through June 30, 2020, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.
(5)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(6)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through June 30, 2021 is only for excess of loss and catastrophe reinsurance.

	Treaty Year
	July 1, 2020	July 1, 2019
	to	to
Line of Business	June 30, 2021	June 30, 2020

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	100%
Risk retained	$300,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2021	June 30, 2020

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None
Risk retained	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000
	in excess of	in excess of
	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None	None

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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the three months ended March 31, 2020 are attributable to contracts under the 2019/2020 Treaty. There was no treaty in effect during the three months ended March 31, 2021. In addition to the treaty that was in effect during the three months ended March 31, 2020, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2021	2020

Provisional ceding commissions earned	$45,499	$3,720,360
Contingent ceding commissions earned	(46,564)	110,739
	$(1,065)	$3,831,099

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled annually based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2021 and December 31, 2020, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,336,000 and $2,886,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). KICO is required to maintain an investment in capital stock of FHLBNY.  Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock.  At March 31, 2021 and December 31, 2020, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within ninety days of borrowing. The maximum allowable advance as of March 31, 2021 was approximately $12,751,000. Advances are limited to 85% of the amount of available collateral, which was approximately $9,318,000 as of March 31, 2021. There were no borrowings under this facility during the three months ended March 31, 2021 and 2020.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of long-term debt as of March 31, 2021 and December 31, 2020 is as follows:

	March 31,	December 31,
	2021	2020

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(56,773)	(64,883)
Issuance costs	(251,571)	(287,506)
Long-term debt, net	$29,691,656	$29,647,611

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

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $427,217 and $675,960 for the three months ended March 31, 2021 and 2020, respectively. The Company’s Board of Directors approved a quarterly dividend on May 3, 2021 of $.04 per share payable in cash on June 15, 2021 to stockholders of record as of May 28, 2021 (see Note 13 - Subsequent Events).

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

The results of operations for the three months ended March 31, 2021 and 2020 include stock-based compensation expense for stock options totaling approximately $14,000 and $17,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 16% for the three months ended March 31, 2021 and 2020. Such amounts have been included in the condensed consolidated statements of operations and comprehensive loss within other operating expenses.

No options were granted during the three months ended March 31, 2021. The weighted average estimated fair value of stock options granted during the three months ended March 31, 2020 was $1.66 per share, respectively. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for grants during the following periods:

	Three months ended
	March 31,
	2021	2020

Dividend Yield	n/a	3.14%
Volatility	n/a	37.69%
Risk-Free Interest Rate	n/a	1.40%
Expected Life	n/a	2.75%

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

A summary of stock option activity under the Company’s 2014 Plan for the three months ended March 31, 2021 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2021	119,966	$8.26	3.55	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	(12,000)	$7.85	-	$-

Outstanding at March 31, 2021	107,966	$8.31	3.68	$33,994

Vested and Exercisable at March 31, 2021	27,500	$8.64	3.18	$1,725

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $8.54 closing price of the Company’s Common Stock on March 31, 2021. No options were exercised during the three months ended March 31, 2021. The total intrinsic value of options expired during the three months ended March 31, 2021 was $-0-, determined as of the date of expiration.

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

As of March 31, 2021, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $50,000. Unamortized compensation cost as of March 31, 2021 is expected to be recognized over a remaining weighted-average vesting period of 1.04 years.

As of March 31, 2021, there were 556,357 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the three months ended March 31, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2021	370,964	$9.96	$3,990,999

Granted	321,335	$6.95	$2,233,366
Vested	(124,187)	$9.50	$(1,180,239)
Forfeited	-	$-	$-

Balance at March 31, 2021	568,112	$8.98	$5,044,126

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended March 31, 2021 and 2020, stock-based compensation for these grants was approximately $481,000 and $472,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2021	2020

Deferred tax asset:
Net operating loss carryovers (1)	$559,181	$-
Claims reserve discount	901,585	838,030
Unearned premium	3,783,502	3,880,275
Deferred ceding commission revenue	19,597	19,639
Other	608,485	648,691
Total deferred tax assets	5,872,350	5,386,635

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,063,918	4,229,928
Intangible asset	105,000	105,000
Depreciation and amortization	908,157	954,446
Net unrealized gains of securities - available-for-sale	3,173,963	3,494,631
Total deferred tax liabilities	9,010,581	9,543,548

Net deferred income tax liability	$(3,138,231)	$(4,156,913)

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2021	2020	Expiration

Federal only, current year (A)	$559,181	$1,200,056
NOL carried back	-	(1,200,056)
Federal only, current year	$559,181	$-	None

State only (B)	1,931,884	1,815,546	December 31, 2040
Valuation allowance	(1,931,884)	(1,815,546)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$559,181	$-

(A) On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 and 2019 NOLs. The Company elected on its 2019 federal income tax return to carry back the 2019 NOL to tax years 2014 and 2015. The Company will elect on its 2020 federal income tax return to carry back the 2020 NOL to tax year 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2020 and 2019.

(B) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2021 and December 31, 2020 was approximately $29,721,000 and $27,931,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive loss within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2041.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2021 and 2020. If any had been recognized these would have been reported in income tax expense.

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

The computation of diluted earnings/(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended March 31, 2021, no options were included in the computation of diluted earnings (loss) per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings (loss) per common share follows:

	Three months ended
	March 31,
	2021	2020

Weighted average number of shares outstanding	10,676,298	10,807,841

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Restricted stock awards	-	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,676,298	10,807,841

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended	Three months ended
Lease cost	March 31, 2021	March 31, 2020
Operating leases	$60,518	$81,251
Short-term leases	-	-
Total lease cost (1)	$60,518	$81,251

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$64,979	$82,736
Discount rate	5.50%	5.50%
Remaining lease term in years	5.75 years	6.75 years

(1)	Included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of March 31, 2021:

For the Year
Ending
December 31,	Total
Remainder of 2021	$220,245
2022	273,831
2023	283,415
2024	140,739
2025	94,799
Thereafter	98,117
Total undiscounted lease payments	1,111,146
Less: present value adjustment	156,672
Operating lease liability	$954,474

Rent expense for the three months ended March 31, 2021 and 2020 amounted to $60,518 and $81,251, respectively. Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive loss within other underwriting expenses.

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

Pursuant to the Amended Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431 shares of restricted stock under the terms of the Company’s 2014 Plan determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant vested with respect to one-third of the award on the first anniversary of the grant date and will vest with respect to one-third of the award on each of the second anniversary of the grant date and December 31, 2022 based on the continued provision of services through the applicable vesting date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of 230,769 shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2021 grant will vest with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Further, pursuant to the Amended Employment Agreement, Mr. Goldstein received in 2020 and 2021, and will be entitled to receive during 2022 a grant, under the terms of the 2014 Plan, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. This grant vested with respect to one-third of the award on the first anniversary of the grant date and will vest with respect to one-third of the award on each of the second anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. In January 2021, Mr. Goldstein was granted 21,000 shares of restricted stock pursuant to the provision. This grant will vest with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2022 grant will vest on December 31, 2022 based on the continued provision of services through such date.

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

In connection with his separation from employment, each of the Company and KICO entered into an Agreement and General Release (the “Separation Agreement”) with Mr. Thatcher. Pursuant to the Separation Agreement, the Company and KICO provided the following payments and benefits to Mr. Thatcher in full satisfaction of all payments and benefits and other amounts due to him under the terms of the existing employment agreements upon his separation from employment: (i) $381,111 (representing the amount of base salary he would have received had he remained employed through March 31, 2020), (ii) $5,000 in full satisfaction for any bonus payments payable under the existing employment agreements, (iii) continuing group health coverage commencing on the Separation Date and ending on March 31, 2020, and (iv) continued vesting of all stock awards previously granted to Mr. Thatcher in his capacity as an executive officer but which were unvested as of the Separation Date (the “Shares”) (Mr. Thatcher shall not be entitled to any further grants of stock awards after the Separation Date). Effective January 27, 2021, the Company entered into an agreement (the “Relinquishment Agreement”) with Mr. Thatcher. Pursuant to the Relinquishment Agreement, Mr. Thatcher relinquished his right to receive 14,077 unissued Shares which vested on January 1, 2021, the right to receive 11,905 Shares which were scheduled to vest on March 14, 2021 and the right to receive 14,076 Shares which were scheduled to vest on January 1, 2022 in full consideration of the payment by the Company of an aggregate of $280,406.

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

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000. The Golden Employment also provides for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted vest in four equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first, second, and third anniversaries of the grant date, subject to the terms of the stock option agreement between the Company and Ms. Golden. In January 2021, pursuant to the Golden Employment Agreement as amended, Ms. Golden was granted 30,000 shares of restricted Common Stock pursuant to the 2014 Plan and will be entitled to receive in January 2022 an additional grant of 30,000 shares of restricted Common Stock pursuant to the 2014 Plan. Each such grant will vest in three equal installments on each of the first, second and third anniversaries of the grant date.

COVID-19

The outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company’s business activities. The extent to which COVID-19 may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain, prevent and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of March 31, 2021 and December 31, 2020 amounted to $835,302 and $763,789, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the three months ended March 31, 2021 and 2020.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2021 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Dividends Declared

On May 3, 2021, the Company’s Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on June 15, 2021 to stockholders of record as of the close of business on May 28, 2021 (see Note 8 – Stockholders’ Equity).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months ended March 31, 2021, 72.3% of KICO’s direct written premiums came from the New York policies.

In addition, through our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, we access alternative distribution channels. Through Cosi, we have the opportunity to partner with name-brand carriers and access nationwide insurance agencies. See “Distribution Channels” below for a discussion of our distribution channels. Cosi receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid (“Net Cosi Revenue”). Commission expense is reduced by Net Cosi Revenue and Cosi-related operating expenses are included in other operating expenses. Cosi-related operating expenses are not included in our stand-alone insurance underwriting business and, accordingly, Cosi’s expenses are not included in the calculation of our combined ratio as described below.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of March 31, 2021 there are no commercial liability policies in-force. As of March 31, 2021, these expired policies represent approximately 29.5% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

	Three months ended		Three months ended
($ in thousands)	March 31, 2021		March 31, 2020

Direct Written Pemiums	Amount	Percent	Amount	Percent

Core Independent	$27,979	77.5%	$27,145	79.0%
Expansion Independent (1)	6,179	17.1%	5,242	15.3%
Alternative Distribution
through Cosi	1,922	5.3%	1,979	5.8%
Total	$36,080	100.0%	$34,366	100.0%

(1) Outside of New York

 (Percent components may not sum to totals due to rounding)

For the three months ended March 31, 2021 and 2020, Alternative Distribution made up 5.3% and 5.8%, respectively, of direct written premiums for our homeowners and dwelling fire components of personal lines. On July 10, 2020, KICO’s A.M. Best Financial Strength Rating was downgraded from A- (Excellent) to B++ (Good). This action has resulted in and will continue to result in a decrease in the business from Cosi, a multi-state licensed general agent that had partnered with name-brand carriers, some of which require an A.M. Best rating of A- (Excellent) from its partners.

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred ceding commission revenue, deferred policy acquisition costs, deferred income taxes, the impairment of investment securities, intangible assets and the valuation of stock-based compensation. See Note 2 to the condensed consolidated financial statements.

Consolidated Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2021	2020	Change	Percent
Revenues
Direct written premiums	$38,129	$36,697	$1,432	3.9%
Assumed written premiums	-	-	-	na %
	38,129	36,697	1,432	3.9%
Ceded written premiums
Ceded to quota share treaties	138	7,098	(6,960)	(98.1)%
Ceded to excess of loss treaties	524	495	29	5.9%
Ceded to catastrophe treaties	6,668	5,913	755	12.8%
Total ceded written premiums	7,330	13,506	(6,176)	(45.7)%

Net written premiums	30,799	23,191	7,608	32.8%

Change in unearned premiums
Direct and assumed	3,789	5,905	(2,116)	(35.8)%
Ceded to quota share treaties	-	(2,154)	2,154	(100.0)%
Change in net unearned premiums	3,789	3,751	38	1.0%

Premiums earned
Direct and assumed	41,918	42,602	(684)	(1.6)%
Ceded to reinsurance treaties	(7,329)	(15,661)	8,332	53.2%
Net premiums earned	34,589	26,941	7,648	28.4%

Ceding commission revenue	(1)	3,831	(3,832)	100.0%
Net investment income	1,783	1,666	117	7.0%
Net gains (losses) on investments	2,960	(6,444)	9,404	145.9%
Other income	172	260	(88)	(33.8)%
Total revenues	39,503	26,254	13,249	50.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	23,156	21,971	1,185	5.4%
Losses from catastrophes (1)	229	281	(52)	(18.5)%
Total direct and assumed loss and loss adjustment expenses	23,385	22,252	1,133	5.1%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	824	5,784	(4,960)	(85.8)%
Losses from catastrophes (1)	-	83	(83)	(100.0)%
Total ceded loss and loss adjustment expenses	824	5,867	(5,043)	(86.0)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	22,332	16,187	6,145	38.0%
Losses from catastrophes (1)	229	198	31	15.7%
Net loss and loss adjustment expenses	22,561	16,385	6,176	37.7%

Commission expense	8,223	7,856	367	4.7%
Other underwriting expenses	6,467	6,762	(295)	(4.4)%
Other operating expenses	1,352	1,237	115	9.3%
Depreciation and amortization	822	687	135	19.7%
Interest expense	457	457	-	-%
Total expenses	39,883	33,384	6,498	19.5%

Loss before taxes	(379)	(7,130)	6,751	94.7%
Income tax benefit	(68)	(1,686)	1,618	96.0%
Net loss	$(311)	$(5,444)	$5,133	94.3%

(1)

The three months ended March 31, 2021 and 2020 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2021	2020	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	65.2%	60.8%	4.4	7.2%
Net underwriting expense ratio	42.0%	39.1%	2.9	7.4%
Net combined ratio	107.2%	99.9%	7.3	7.3%

Direct Written Premiums

Direct written premiums during the three months ended March 31, 2021 (“Three Months 2021”) were $38,129,000 compared to $36,697,000 during the three months ended March 31, 2020 (“Three Months 2020”). The increase of $1,432,000, or 3.9%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Three Months 2021 were $36,158,000, an increase of $1,724,000, or 5.0%, from $34,435,000 in Three Months 2020.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $10,569,000 in Three Months 2021 compared to $6,335,000 in Three Months 2020. Direct written premiums from our Core business were $27,560,000 in Three Months 2021 compared to $30,362,000 in Three Months 2020.

Net Written Premiums and Net Premiums Earned

Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for Three Months 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-Off”). The following table describes the quota share reinsurance ceding rates in effect during Three Months 2021 and Three Months 2020. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Three months ended March 31,
	2021	2020

Quota share reinsurance rates
Personal lines
2019/2020 Treaty	n/a	25% (1)
2018/2019 Treaty	n/a	10% (2)

(1)	The 2019/2020 Treaty was effective from December 15, 2019 through December 30, 2020 with a quota share reinsurance rate of 25%.

(2)	The 2018/2019 Treaty expired on a run-off basis from July 1, 2019 through June 30, 2020.

Net written premiums increased $7,608,000, or 32.8%, to $30,799,000 in Three Months 2021 from $23,191,000 in Three Months 2020. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in net written premiums in Three Months 2021 was attributable to the expiration of the 2019/2020 Treaty on December 30, 2020 on a cut-off basis (see table above). In Three Months 2021, our premiums ceded under quota share treaties decreased by $6,960,000 in comparison to ceded premiums in Three Months 2020. Our personal lines business was subject to the 2019/2020 Treaty from December 15, 2019 through December 30, 2020. Our personal lines business was subject to the 2018/2019 Treaty through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force continued to be ceded under the 10% quota share rate until such policies expired (run-off) over the next year. The 2019/2020 run-off period was from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2021, our ceded excess of loss reinsurance premiums increased by $29,000 over the comparable ceded premiums for Three Months 2020. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2021, our premiums ceded under catastrophe treaties increased by $755,000 over the comparable ceded premiums in Three Months 2020. The change was due to an increase in reinsurance rates effective July 1, 2020, partially offset by a decrease in our limit effective July 1, 2020. Through June 30, 2020, our ceded catastrophe premiums were paid based on the total direct written premiums subject to the catastrophe reinsurance treaty. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums will be paid based on the total insured value of our risks calculated as of August 31, 2021.

Net premiums earned

Net premiums earned increased $7,648,000, or 28.4%, to $34,589,000 in Three Months 2021 from $26,941,000 in Three Months 2020. The increase was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three Months ended March 31,
($ in thousands)	2021	2020	Change	Percent

Provisional ceding commissions earned	$45	$3,720	$(3,675)	(98.8)%
Contingent ceding commissions earned	(46)	111	(157)	n/a

Total ceding commission revenue	$(1)	$3,831	$(3,832)	n/a	%

Ceding commission revenue was $(1,000) in Three Months 2021 compared to $3,831,000 in Three Months 2020. The decrease of $3,832,000 was due to a decrease in both provisional ceding commissions earned and contingent ceding commissions earned. See below for discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

Through December 30, 2020, we received a provisional ceding commission based on ceded written premiums. The $3,675,000 decrease in provisional ceding commissions earned was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

Contingent Ceding Commissions Earned

The structure of the 2019/2020 Treaty and 2019/2020 Run-Off called for a higher upfront provisional ceding commission and there was not an opportunity to earn additional contingent ceding commissions under those treaties. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2017. Under our prior years’ quota share treaties, we received a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive.

Net Investment Income

Net investment income was $1,783,000 in Three Months 2021 compared to $1,666,000 in Three Months 2020, an increase of $117,000, or 7.0%. The average yield on invested assets was 3.52% as of March 31, 2021 compared to 3.77% as of March 31, 2020.

Cash and invested assets were $220,726,000 as of March 31, 2021 compared to $201,649,000 as of March 31, 2020. The $19,077,000 increase in cash and invested assets was primarily attributable to the return of premiums ceded, net of ceding commissions, at the expiration of the 2019/2020 Treaty and by an increase in unrealized gains during the periods after March 31, 2020.

Net Gains and Losses on Investments

Net gains on investments were $2,960,000 in Three Months 2021 compared to net losses of $6,444,000 in Three Months 2020. Unrealized gains on our equity securities and other investments in Three Months 2021 were $1,833,000, compared to unrealized losses of $6,719,000 in Three Months 2020. Realized gains on sales of investments were $1,127,000 in Three Months 2021 compared to a gain of $275,000 in Three Months 2020.

Other Income

            Other income was $172,000 in Three Months 2021 compared to $260,000 in Three Months 2020. The decrease of $88,000, or 33.8%, was primarily due to the elimination of fees in our commercial lines business that was in run-off in Three Months 2020, a result of our decision in July 2019 to no longer underwrite this line of business.

Net Loss and LAE

Net loss and LAE was $22,561,000 for Three Months 2021 compared to $16,385,000 for Three Months 2020. The net loss ratio was 65.2% in Three Months 2021 compared to 60.8% in Three Months 2020, an increase of 4.4 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Three Months 2021, the loss ratio was higher than Three Months 2020 mainly due to a higher frequency of non-weather water damage property claims as well as large fire losses. Although there were more water claims reported in Three Months 2021 compared to the prior year period, the observed activity was close to an average winter. There were also two severe fire claims reported during Three Month 2021. The combination of the two added approximately 4 points to the loss ratio.

The impact of catastrophes, similar to Three Months 2020, was low for Three Months 2021 due to a mild winter season this year. There were only three minor winter events classified as a catastrophe this quarter. The estimated net catastrophe losses were $229,000, which contributed 0.7 point to the loss ratio.

Prior year development continued to be stable for Three Months 2021; there was an overall favorable development of $11,000, which had marginal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,223,000 in Three Months 2021 or 19.6% of direct earned premiums. Commission expense was $7,856,000 in Three Months 2020 or 18.4% of direct earned premiums. The increase of $367,000 is primarily due to an increase in the estimate for annual contingent commissions for Three Months 2021 as compared to Three Months 2020.

Other Underwriting Expenses

Other underwriting expenses were $6,467,000 in Three Months 2021 compared to $6,762,000 in Three Months 2020. The decrease of $295,000, or 4.4%, was primarily due to an initiative to reduce expenses with the use of technology.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,539,000 in Three Months 2021 compared to $2,740,000 in Three Months 2020. The decrease of $202,000, or 7.4%, was less than the 5% increase in personal lines direct written premiums. The decrease in employment costs was attributable to staff reductions.

Our net underwriting expense ratio in Three Months 2021 was 42.0% compared to 39.1% in Three Months 2020. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,		Percentage
	2021	2020	Point Change

Other underwriting expenses
Employment costs	7.3%	10.2%	(2.9)
Underwriting fees (inspections/data services)	1.4	3.1	(1.7)
IT expenses	3.0	2.4
Other expenses	7.0	9.3	(2.3)
Total other underwriting expenses	18.7	25.0	(6.3)

Commission expense	23.8	29.2	(5.4)

Ceding commission revenue
Provisional	(0.1)	(13.8)	13.7
Contingent	0.1	(0.4)	0.5
Total ceding commission revenue	-	(14.2)	14.2

Other income	(0.5)	(0.9)	0.4

Net underwriting expense ratio	42.0%	39.1%	2.9

The overall 14.2 percentage point decrease in the benefit from ceding commissions was driven by the reduction in provisional ceding commission revenue due to the expiration of the 2019/2020 Treaty on December 30, 2020. The components of our net underwriting expense ratio related to other underwriting expenses and commissions decreased in all categories due to more retention after the expiration of the 2019/2020 Treaty on December 30 2020, resulting in an 11.7 percentage point decrease in these components of the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,352,000 for Three Months 2021 compared to $1,237,000 for Three Months 2020. The increase in Three Months 2021 of $115,000, or 9.3%, as compared to Three Months 2020 was primarily due to an increase in employment costs due to fluctuations in deferred compensation liability related to changes in the underlying invested portfolio and compensation paid pursuant to a relinquishment agreement with Dale A. Thatcher, our former Chef Executive Officer (see Note 11 to the condensed consolidated financial statements). The increase in employment costs was partially offset by a decrease in professional fees.

Depreciation and Amortization

Depreciation and amortization was $822,000 in Three Months 2021 compared to $687,000 in Three Months 2020. The increase of $135,000, or 19.7%, in depreciation and amortization was primarily due to depreciation of new system platforms for policy and claims management and newly purchased assets used to upgrade our other systems.

Interest Expense

Interest expense was $457,000 for both Three Months 2021 and Three Months 2020. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax benefit in Three Months 2021 was $68,000, which resulted in an effective tax expense rate of 18.0%. Income tax benefit in Three Months 2020 was $1,686,000, which resulted in an effective tax expense rate of 23.6%. Loss before taxes was $379,000 in Three Months 2021 compared to loss before taxes of $7,130,000 in Three Months 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 NOLs. We will elect on our 2020 federal income tax return to carry back the entire annual 2020 NOL of $5,715,000 to tax year 2015. The corporate tax rate in 2015 was 34%, compared to the corporate tax rate of 21% in 2020.

Net Loss

Net loss was $311,000 in Three Months 2021 compared to $5,444,000 in Three Months 2020. The decrease in net loss of $5,133,000 was due to the circumstances described above, which caused the increases in our net premiums earned, net investment income, net gains on investments and decreases in other underwriting expenses, partially offset by the increases in net loss ratio, commission expense, other operating expenses, depreciation and amortization, income tax benefit and a decrease in other income.

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

	For the Three Months Ended
	March 31,
	2021	2020
Gross premiums written:
Personal lines(3)	$36,158,493	$34,434,836
Livery physical damage	1,903,992	2,314,401
Other(1)	67,107	74,855
Total without commercial lines	38,129,592	36,824,092
Commercial lines (in run-off effective July 2019)(2)	(475)	(127,163)
Total gross premiums written	$38,129,117	$36,696,929

Net premiums written:
Personal lines(3)	$28,829,812	$21,211,481
Livery physical damage	1,903,992	2,314,401
Other(1)	66,281	58,579
Total without commercial lines	30,800,085	23,584,461
Commercial lines (in run-off effective July 2019)(2)	(475)	(393,787)
Total net premiums written	$30,799,610	$23,190,674

Net premiums earned:
Personal lines(3)	$32,765,087	$22,599,634
Livery physical damage	1,765,276	2,606,579
Other(1)	59,330	50,149
Total without commercial lines	34,589,693	25,256,362
Commercial lines (in run-off effective July 2019)(2)	(475)	1,685,088
Total net premiums earned	$34,589,218	$26,941,450

Net loss and loss adjustment expenses(4):
Personal lines	$20,756,653	$12,514,568
Livery physical damage	687,412	780,570
Other(1)	30,349	48,797
Unallocated loss adjustment expenses	1,006,281	769,812
Total without commercial lines	22,480,695	14,113,747
Commercial lines (in run-off effective July 2019)(2)	79,977	2,272,074
Total net loss and loss adjustment expenses	$22,560,672	$16,385,821

Net loss ratio(4):
Personal lines	63.3%	55.4%
Livery physical damage	38.9%	29.9%
Other(1)	51.2%	97.3%
Total without commercial lines	65.0%	55.9%

Commercial lines (in run-off effective July 2019)(2)	na	134.8%
Total	65.2%	60.8%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective December 31, 2020, December 15, 2019 and July 1, 2019.
(4)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months ended March 31, 2021 and 2020.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended March 31,
	2021	2020

Revenues
Net premiums earned	$34,589,218	$26,941,450
Ceding commission revenue	(1,065)	3,831,099
Net investment income	1,783,196	1,665,393
Net gains (losses) on investments	2,912,525	(6,309,184)
Other income	170,309	244,974
Total revenues	39,454,183	26,373,732

Expenses
Loss and loss adjustment expenses	22,560,672	16,385,821
Commission expense	8,223,839	7,855,927
Other underwriting expenses	6,467,042	6,761,792
Depreciation and amortization	788,835	653,902
Total expenses	38,040,388	31,657,442

Income (loss) from operations	1,413,795	(5,283,710)
Income tax expense (benefit)	251,565	(1,207,969)
Net income (loss)	$1,162,230	$(4,075,741)

Key Measures:
Net loss ratio	65.2%	60.8%
Net underwriting expense ratio	42.0%	39.1%
Net combined ratio	107.2%	99.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,690,881	$14,617,719
Less: Ceding commission revenue	1,065	(3,831,099)
Less: Other income	(170,309)	(244,974)
Net underwriting expenses	$14,521,637	$10,541,646

Net premiums earned	$34,589,218	$26,941,450

Net Underwriting Expense Ratio	42.0%	39.1%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2021
Written premiums	$38,129,117	$-	$(7,329,507)	$30,799,610
Change in unearned premiums	3,789,478	-	130	3,789,608
Earned premiums	$41,918,595	$-	$(7,329,377)	$34,589,218

Loss and loss adjustment expenses exluding
the effect of catastrophes	$23,155,733	$-	$(823,856)	$22,331,877
Catastrophe loss	228,795	-	-	228,795
Loss and loss adjustment expenses	$23,384,528	$-	$(823,856)	$22,560,672

Loss ratio excluding the effect of catastrophes	55.2%	0.0%	11.2%	64.6%
Catastrophe loss	0.5%	0.0%	0.0%	0.7%
Loss ratio	55.8%	0.0%	11.2%	65.2%

Three months ended March 31, 2020
Written premiums	$36,696,929	$-	$(13,506,255)	$23,190,674
Change in unearned premiums	5,904,700	-	(2,153,924)	3,750,776
Earned premiums	$42,601,629	$-	$(15,660,179)	$26,941,450

Loss and loss adjustment expenses exluding
the effect of catastrophes	$21,971,351	$-	$(5,783,990)	$16,187,361
Catastrophe loss	281,368	-	(82,908)	198,460
Loss and loss adjustment expenses	$22,252,719	$-	$(5,866,898)	$16,385,821

Loss ratio excluding the effect of catastrophes	51.6%	0.0%	36.9%	60.1%
Catastrophe loss	0.7%	0.0%	0.5%	0.7%
Loss ratio	52.2%	0.0%	37.5%	60.8%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended
	March 31,
	2021	2020

Net premiums earned	$34,589,218	$26,941,450
Ceding commission revenue	(1,065)	3,831,099
Other income	170,309	244,974

Loss and loss adjustment expenses (1)	22,560,672	16,385,821

Acquisition costs and other underwriting expenses:
Commission expense	8,223,839	7,855,927
Other underwriting expenses	6,467,042	6,761,792
Total acquisition costs and other
underwriting expenses	14,690,881	14,617,719

Underwriting (loss) income	$(2,493,091)	$13,983

Key Measures:
Net loss ratio excluding the effect of catastrophes	64.5%	60.1%
Effect of catastrophe loss on net loss ratio (1)	0.7%	0.7%
Net loss ratio	65.2%	60.8%

Net underwriting expense ratio excluding the
effect of catastrophes	42.0%	39.1%
Effect of catastrophe loss on net underwriting
expense ratio	0.0%	0.0%
Net underwriting expense ratio	42.0%	39.1%

Net combined ratio excluding the effect
of catastrophes	106.5%	99.2%
Effect of catastrophe loss on net combined
ratio (1)	0.7%	0.7%
Net combined ratio	107.2%	99.9%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,690,881	$14,617,719
Less: Ceding commission revenue	1,065	(3,831,099)
Less: Other income	(170,309)	(244,974)
	$14,521,637	$10,541,646

Net earned premium	$34,589,218	$26,941,450

Net Underwriting Expense Ratio	42.0%	39.1%

(1)	For the three months ended March 31, 2021 and 2020, includes the sum of net catastrophe losses and loss adjustment expenses of $228,795 and $198,460, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of March 31, 2021 and December 31, 2020:

	March 31, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than	More than	Fair	Estimated
Category	Cost	Gains	12 Months	12 Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$2,014,895	$19,785	$-	$-	$2,034,680	1.4%

Political subdivisions of States,
Territories and Possessions	8,606,088	173,655	(86,507)	-	8,693,236	5.9%

Corporate and other bonds
Industrial and miscellaneous	104,774,373	7,791,664	(78,069)	-	112,487,968	76.2%

Residential mortgage and other
asset backed securities (1)	23,904,337	566,540	(8,225)	(92,731)	24,369,921	16.5%
Total	$139,299,693	$8,551,644	$(172,801)	$(92,731)	$147,585,805	100.0%

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 to the condensed consolidated financial statements). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2021, the estimated fair value of the eligible investments was approximately $10,962,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2021, there was no outstanding balance on the FHLBNY credit line.

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

(1)

KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 to the condensed consolidated financial statements). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2020, the estimated fair value of the eligible investments was approximately $11,391,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2020, there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$19,827,370	$1,207,776	$(221,142)	$20,814,004	58.7%
Common stocks and exchange traded mutual funds	12,823,973	1,810,617	(17,791)	14,616,799	41.3%
Total	$32,651,343	$3,018,393	$(238,933)	$35,430,803	100.0%

	December 31, 2020
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277	53.8%
Common stocks and exchange traded mutual funds	14,473,224	1,820,512	(404,700)	15,889,036	46.2%
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of March 31, 2021 and December 31, 2020:

	March 31, 2021			December 31, 2020
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$2,199,209	$6,198,590	$1,999,381	$1,369,245	$3,368,626

Real estate limited partnership	150,000	-	150,000	150,000	-	150,000
Total	$4,149,381	$2,199,209	$6,348,590	$2,149,381	$1,369,245	$3,518,626

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,606	$210,129	$-	$-	$939,735	9.8%

Political subdivisions of States,
Territories and Possessions	998,382	42,508	-	-	1,040,890	10.9%

Exchange traded debt	1,812,762	28,106	(5,897)	-	1,834,971	19.2%

Corporate and other bonds
Industrial and miscellaneous	5,640,036	242,695	(134,272)	-	5,748,459	60.1%

Total	$9,180,786	$523,438	$(140,169)	$-	$9,564,055	100.0%

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	12.8%

Political subdivisions of States,
Territories and Possessions	998,428	50,917	-	-	1,049,345	12.8%

Corporate and other bonds
Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	74.4%

Total	$7,368,815	$826,009	$-	$-	$8,194,824	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of March 31, 2021 and December 31, 2020 is shown below:

	March 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$500,639	$512,985	$-	$-
One to five years	2,098,011	2,244,083	2,598,193	2,777,936
Five to ten years	1,505,366	1,639,444	1,502,603	1,727,316
More than 10 years	5,076,770	5,167,543	3,268,019	3,689,572
Total	$9,180,786	$9,564,055	$7,368,815	$8,194,824

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2021 and December 31, 2020 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	March 31, 2021		December 31, 2020
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$2,034,680	1.4%	$3,049,900	1.9%

Corporate and municipal bonds
AAA	2,455,660	1.7%	1,453,924	0.9%
AA	5,675,825	3.8%	3,572,164	2.3%
A	23,310,110	15.8%	23,989,619	15.2%
BBB	88,743,195	60.1%	95,814,824	60.9%
Non rated	996,415	0.7%	1,006,901	0.6%
Total corporate and municipal bonds	121,181,205	82.1%	125,837,432	79.9%

Residential mortgage backed securities
AAA	2,000,079	1.4%	5,467,075	3.5%
AA	18,227,333	12.4%	18,865,749	12.0%
A	2,463,278	1.7%	2,451,635	1.6%
BBB	47,719	0.0%	50,276	0.0%
CCC	889,007	0.6%	960,042	0.6%
CC	60,710	0.0%	62,029	0.0%
C	-	0.0%	15,161	0.0%
D	64,944	0.0%	119,144	0.1%
Non rated	616,850	0.4%	670,829	0.4%
Total residential mortgage backed securities	24,369,920	16.5%	28,661,940	18.2%

Total	$147,585,805	100.0%	$157,549,272	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2021 and December 31, 2020:

Category	March 31, 2021	December 31, 2020
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.56%	2.59%

Political subdivisions of States,
Territories and Possessions	3.17%	3.05%

Exchange traded debt	5.11%	0.00%

Corporate and other bonds
Industrial and miscellaneous	3.68%	3.52%

Residential mortgage backed securities	0.76%	1.18%

Total	3.15%	3.07%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Weighted average effective maturity	5.2	5.2

Weighted average final maturity	6.6	6.6

Effective duration	4.7	4.7

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2021 and December 31, 2020, 81% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	4,236,366	(86,507)	3	-	-	-	4,236,366	(86,507)

Corporate and other
bonds industrial and
miscellaneous	4,991,204	(78,069)	3	-	-	-	4,991,204	(78,069)

Residential mortgage and other
asset backed securities	3,512,982	(8,225)	4	3,477,111	(92,731)	10	6,990,093	(100,956)

Total fixed-maturity
securities	$12,740,552	$(172,801)	10	$3,477,111	$(92,731)	10	$16,217,663	$(265,532)

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 20 securities at March 31, 2021 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 16 securities at December 31, 2020 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the three months ended March 31, 2021, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the three months ended March 31, 2021, KICO paid dividends of $1,000,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our condensed consolidated financial statements – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is December 31, 2020, and are due and payable within 90 days of borrowing. The maximum allowable advance as of March 31, 2021, based on the net admitted assets as of December 31, 2020, was approximately $12,751,000. Advances are limited to 85% of the amount of available collateral, which was approximately $9,318,000 as of March 31, 2021. There were no borrowings under this facility during the three months ended March 31, 2021.

As of March 31, 2021, invested assets and cash in our holding company totaled approximately $3,555,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months Ended March 31,	2021	2020

Cash flows provided by (used in):
Operating activities	$1,392,800	$(15,256,414)
Investing activities	1,963,156	9,458,356
Financing activities	(639,738)	(1,006,638)
Net increase (decrease) in cash and cash equivalents	2,716,218	(6,804,696)
Cash and cash equivalents, beginning of period	19,463,742	32,391,485
Cash and cash equivalents, end of period	$22,179,960	$25,586,789

Net cash provided by operating activities was $1,393,000 in Three Months 2021 as compared to $15,256,000 used in operating activities in Three Months 2020. The $16,649,000 increase in cash flows provided by operating activities in Three Months 2021 was primarily the result of an increase in cash arising from net fluctuations in assets and liabilities, partially offset by a decrease in net loss (adjusted for non-cash items) of $4,709,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash provided by investing activities was $1,963,000 in Three Months 2021 compared to $9,458,000 provided by investing activities in Three Months 2020. The $7,495,000 decrease in net cash provided by investing activities was the result of an $8,803,000 increase in the acquisition of invested assets, partially offset by a $1,909,000 increase in disposals of invested assets in Three Months 2021.

Net cash used in financing activities was $640,000 in Three Months 2021 compared to $1,007,000 used in Three Months 2020. The $367,000 decrease in net cash used in financing activities was attributable to a $249,000 reduction in dividends paid and a $177,000 decrease in purchases of treasury stock in Three Months 2021 compared to Three Months 2020.

Reinsurance

Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020 the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for Three Months 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-off”). Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
December 15, 2019
to
Line of Business	December 30, 2020

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%

	Treaty Year
	December 31, 2020	July 1, 2020	December 15, 2019
	to	to	to
Line of Business	June 30, 2021	December 30, 2020	June 30, 2020

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses (6)	$1,000,000	$750,000	$750,000
Losses per occurrence subject
to quota share
reinsurance coverage	None (6)	$1,000,000	$1,000,000
Expiration date	NA (6)	December 30, 2020	December 30, 2020
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$9,000,000
	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (6)	$8,000,000	$8,250,000	$9,250,000
Losses per occurrence subject
to reinsurance coverage	$8,000,000	$9,000,000	$10,000,000
Expiration date (6)	June 30, 2021	June 30, 2021	June 30, 2020

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	None (6)	$7,500,000	$7,500,000
Risk retained per catastrophe
occurrence (2) (6)	$10,000,000	$8,125,000	$5,625,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (6)	$475,000,000	$475,000,000	$602,500,000
Reinstatement premium
protection (4) (5)	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000.

(2)

Plus losses in excess of catastrophe coverage. For the period July 1, 2020 through December 30, 2020, there was no reinsurance coverage for the $2,500,000 gap between quota share limit of $7,500,000 and first $10,000,000 layer of catastrophe coverage (see note (6) below).

(3)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(4)	For the period July 1, 2019 through June 30, 2020, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.
(5)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(6)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through June 30, 2021 is only for excess of loss and catastrophe reinsurance.

	Treaty Year
	July 1, 2020	July 1, 2019
	to	to
Line of Business	June 30, 2021	June 30, 2020

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	100%
Risk retained	$300,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2021	June 30, 2020

Commercial Lines:
General liability commercial policies
Quota share treaty	None	None
Risk retained	$750,000	$750,000
Excess of loss coverage above risk retained	$3,750,000	$3,750,000
	in excess of	in excess of
	$750,000	$750,000
Total reinsurance coverage per occurrence	$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage	$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty:	None	None

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

Outlook

The impacts of COVID-19 and related economic conditions on our results are highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. The impact of COVID-19 on our results for the period ended March 31, 2021 may not be indicative of its impact on our results for the remainder of 2021. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part II, Item 1A— “Risk Factors” in this Quarterly Report.

Our net premiums earned may be impacted by a number of factors. Net premiums earned are a function of net written premium volume. Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. Net written premiums from both renewal and new business are impacted by competitive market conditions as well as general economic conditions. As a result of COVID-19, economic conditions in the United States rapidly deteriorated. The decreased levels of economic activity have negatively impacted, and may continue to negatively impact, premium volumes generated by new business. We began to experience this impact in March 2020 and it became more significant in the second and third quarters of 2020. We also expect this impact will further persist but to a lesser extent for the remainder of 2021, but the degree of the impact will depend on the extent and duration of the economic contraction and could be material. We have also made underwriting changes to emphasize profitability over growth and have culled out the type of risks that do not generate an acceptable level of return. This action has led, and may continue to lead, to a slowdown in premium growth, particularly in new business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report filed with the SEC, and Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) The following table sets forth certain information with respect to purchases of common stock made by us during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Be Purchased Under the Plans or Programs(2)

1/1/21 – 1/31/21	-	-	-	-
2/1/21 – 2/28/21	-	-	-	-
3/1/21 – 3/31/21	8,035	$8.16	8,035	1,162,925
Total	8,035	$8.16	8,035	1,162,925

(1)	Purchases were made by us in open market transactions.
(2)	Up to $10,000,000 of common stock may be purchased pursuant to our repurchase plan; the maximum number of shares shown is based on the March 31, 2021 closing stock price.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 15, 2014).

3(b)	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2009).

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

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

KINGSTONE COMPANIES, INC.

Dated: May 17, 2021	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: May 17, 2021	By:	/s/ Scott Van Pelt
Scott Van Pelt
Chief Financial Officer

