Form 10-Q
period 2021-06-30
KINGSTONE COMPANIES, INC.
filed 2021-08-16
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 10,564,299 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I - FINANCIAL INFORMATION		4
Item 1 -	Financial Statements	4
	Condensed Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2021 (Unaudited) and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2021 (Unaudited) and 2020 (Unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 (Unaudited) and 2020 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4 -	Controls and Procedures	72

PART II - OTHER INFORMATION		73
Item 1 -	Legal Proceedings	73
Item 1A -	Risk Factors	73
Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3 -	Defaults Upon Senior Securities	73
Item 4 -	Mine Safety Disclosures	73
Item 5 -	Other Information	73
Item 6 -	Exhibits	74
Signatures		75

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

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward‑looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward‑looking statements. We undertake no obligation to publicly update or revise any forward‑looking statements, whether from new information, future events or otherwise except as required by law

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $10,458,317 at June 30, 2021 and $8,194,824 at December 31, 2020)	$9,822,799	$7,368,815
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $128,897,850 at June 30, 2021 and $145,045,584 at December 31, 2020)	137,916,652	157,549,272
Equity securities, at fair value (cost of $32,679,724 at June 30, 2021 and $32,571,166 at December 31, 2020)	36,317,931	34,413,313
Other investments	6,983,057	3,518,626
Total investments	191,040,439	202,850,026
Cash and cash equivalents	43,059,747	19,463,742
Premiums receivable, net	10,719,732	11,819,639
Reinsurance receivables, net	28,192,924	45,460,729
Deferred policy acquisition costs	19,950,955	20,142,515
Intangible assets	500,000	500,000
Property and equipment, net	8,619,114	8,083,123
Other assets	10,617,258	9,262,493
Total assets	$312,700,169	$317,582,267

Liabilities
Loss and loss adjustment expense reserves	$85,025,038	$82,801,228
Unearned premiums	88,072,566	90,009,272
Advance premiums	5,242,684	2,660,354
Reinsurance balances payable	2,026,000	6,979,735
Deferred ceding commission revenue	84,588	93,519
Accounts payable, accrued expenses and other liabilities	8,535,418	8,433,233
Deferred income taxes, net	4,013,528	4,156,913
Long-term debt, net	29,735,701	29,647,611
Total liabilities	222,735,523	224,781,865

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,944,220 shares at June 30, 2021 and 11,871,307 shares at December 31, 2020; outstanding 10,561,143 shares at June 30, 2021 and 10,616,815 shares at December 31, 2020	119,442	118,713
Capital in excess of par	71,567,797	70,769,165
Accumulated other comprehensive income	7,127,003	9,880,062
Retained earnings	16,086,337	15,928,345
	94,900,579	96,696,285
Treasury stock, at cost, 1,383,077 shares at June 30, 2021 and 1,254,492 shares at December 31, 2020	(4,935,933)	(3,895,883)
Total stockholders’ equity	89,964,646	92,800,402

Total liabilities and stockholders’ equity	$312,700,169	$317,582,267

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consdensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues
Net premiums earned	$35,436,426	$26,636,856	$70,025,644	$53,578,306
Ceding commission revenue	45,741	3,480,214	44,676	7,311,313
Net investment income	1,678,075	1,612,006	3,461,271	3,277,850
Net gains (losses) on investments	2,315,261	2,697,868	5,275,668	(3,746,550)
Other income	124,946	262,388	296,392	522,018
Total revenues	39,600,449	34,689,332	79,103,651	60,942,937

Expenses
Loss and loss adjustment expenses	20,759,210	12,813,631	43,319,882	29,199,452
Commission expense	8,285,341	7,760,540	16,509,180	15,616,467
Other underwriting expenses	6,692,920	6,325,472	13,159,962	13,087,264
Other operating expenses	933,272	1,089,135	2,285,578	2,326,030
Depreciation and amortization	837,654	673,160	1,659,994	1,360,254
Interest expense	456,545	456,545	913,090	913,090
Total expenses	37,964,942	29,118,483	77,847,686	62,502,557

Income (loss) before taxes	1,635,507	5,570,849	1,255,965	(1,559,620)
Income tax expense (benefit)	312,146	962,659	243,701	(723,607)
Net income (loss)	1,323,361	4,608,190	1,012,264	(836,013)

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses) on available-for-sale-securities	1,074,164	10,887,611	(2,749,115)	4,160,122

Reclassification adjustment for (gains) losses included in net income (loss)	(341,474)	148,495	(735,771)	46,273
Net change in unrealized gains (losses)	732,690	11,036,106	(3,484,886)	4,206,395
Income tax benefit (expense) related to items of other comprehensive income (loss)	(153,865)	(2,317,582)	731,827	(883,342)
Other comprehensive income (loss), net of tax	578,825	8,718,524	(2,753,059)	3,323,053

Comprehensive income (loss)	$1,902,186	$13,326,714	$(1,740,795)	$2,487,040

Earnings (loss) per common share:
Basic	$0.12	$0.43	$0.09	$(0.08)
Diluted	$0.12	$0.43	$0.09	$(0.08)

Weighted average common shares outstanding
Basic	10,670,831	10,733,354	10,673,550	10,770,598
Diluted	10,846,724	10,734,784	10,809,924	10,770,598

Dividends declared and paid per common share	$0.0400	$0.0400	$0.0800	$0.1025

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Three months ended June 30, 2021 and 2020

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, April 1, 2020	-	$-	11,851,266	$118,512	$69,533,150	$(626,601)	$10,792,934	1,069,873	$(2,955,276)	76,862,719
Stock-based compensation	-	-	-	-	454,937	-	-	-	-	454,937
Vesting of restricted stock awards	-	-	22,030	220	(220)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(7,042)	(70)	(36,318)	-	-	-	-	(36,388)
Acquisition of treasury stock	-	-	-	-	-	-	-	126,236	(559,064)	(559,064)
Dividends	-	-	-	-	-	-	(427,440)	-	-	(427,440)
Net income	-	-	-	-	-	-	4,608,190	-	-	4,608,190
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	8,718,524	-	-	-	8,718,524
Balance, June 30, 2020	-	$-	11,866,254	$118,662	$69,951,549	$8,091,923	$14,973,684	1,196,109	$(3,514,340)	$89,621,478

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, April 1, 2021	-	$-	11,935,321	$119,353	$71,116,917	$6,548,178	$15,190,031	1,262,527	$(3,961,798)	$89,012,681
Stock-based compensation	-	-	-	-	486,069	-	-	-	-	486,069
Vesting of restricted stock awards	-	-	13,201	132	(132)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(4,302)	(43)	(35,057)	-	-	-	-	(35,100)
Acquisition of treasury stock	-	-	-	-	-	-	-	120,550	(974,135)	(974,135)
Dividends	-	-	-	-	-	-	(427,055)	-	-	(427,055)
Net income	-	-	-	-	-	-	1,323,361	-	-	1,323,361
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	578,825	-	-	-	578,825
Balance, June 30, 2021	-	$-	11,944,220	$119,442	$71,567,797	$7,127,003	$16,086,337	1,383,077	$(4,935,933)	$89,964,646

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
Six months ended June 30, 2021 and 2020

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2020	-	$-	11,824,889	$118,248	$69,133,918	$4,768,870	$16,913,097	1,027,439	$(2,712,552)	88,221,581
Stock-based compensation	-	-	-	-	942,387	-	-	-	-	942,387
Vesting of restricted stock awards	-	-	60,896	607	(607)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(19,531)	(193)	(124,149)	-	-	-	-	(124,342)
Acquisition of treasury stock	-	-	-	-	-	-	-	168,670	(801,788)	(801,788)
Dividends	-	-	-	-	-	-	(1,103,400)	-	-	(1,103,400)
Net loss	-	-	-	-	-	-	(836,013)	-	-	(836,013)
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	3,323,053	-	-	-	3,323,053
Balance, June 30, 2020	-	$-	11,866,254	$118,662	$69,951,549	$8,091,923	$14,973,684	1,196,109	$(3,514,340)	$89,621,478

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2021	-	$-	11,871,307	$118,713	$70,769,165	$9,880,062	$15,928,345	1,254,492	$(3,895,883)	$92,800,402
Stock-based compensation	-	-	-	-	981,067	-	-	-	-	981,067
Vesting of restricted stock awards	-	-	99,123	991	(991)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(26,210)	(262)	(181,444)	-	-	-	-	(181,706)
Acquisition of treasury stock	-	-	-	-	-	-	-	128,585	(1,040,050)	(1,040,050)
Dividends	-	-	-	-	-	-	(854,272)	-	-	(854,272)
Net income	-	-	-	-	-	-	1,012,264	-	-	1,012,264
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(2,753,059)	-	-	-	(2,753,059)
Balance, June 30, 2021	-	$-	11,944,220	$119,442	$71,567,797	$7,127,003	$16,086,337	1,383,077	$(4,935,933)	$89,964,646

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2021	2020

Cash flows from operating activities:
Net income (loss)	$1,012,264	$(836,013)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Net gains on sale of investments	(1,844,257)	(275,158)
Net unrealized (gains) losses on equity investments	(1,924,072)	3,979,115
Net unrealized (gains) losses of other investments	(1,507,339)	42,593
Depreciation and amortization	1,659,994	1,360,254
Bad debts	128,518	46,440
Amortization of bond premium, net	107,068	302,279
Amortization of discount and issuance costs on long-term debt	88,090	88,090
Stock-based compensation	981,067	942,387
Deferred income tax expense	588,442	1,017,179
(Increase) decrease in operating assets:
Premiums receivable, net	971,389	(679,568)
Reinsurance receivables, net	17,267,805	(491,783)
Deferred policy acquisition costs	191,560	1,112,036
Other assets	(1,365,167)	(1,609,499)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	2,223,810	(3,890,252)
Unearned premiums	(1,936,706)	(5,376,958)
Advance premiums	2,582,330	1,408,269
Reinsurance balances payable	(4,953,735)	(6,247,621)
Deferred ceding commission revenue	(8,931)	(756,824)
Accounts payable, accrued expenses and other liabilities	102,185	(116,404)
Net cash flows provided by (used in) operating activities	14,364,315	(9,981,438)

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(3,111,381)	(4,041,750)
Purchase - fixed-maturity securities available-for-sale	(5,424,374)	(12,447,259)
Purchase - equity securities	(8,431,047)	(8,290,221)
Purchase - other investments	(2,000,000)	-
Sale or maturity - fixed-maturity securities held-to-maturity	625,000	-
Sale or maturity - fixed-maturity securities available-for-sale	22,276,142	19,174,048
Sale - equity securities	9,569,363	6,479,813
Acquisition of property and equipment	(2,195,985)	(1,101,416)
Net cash flows provided by (used in) investing activities	11,307,718	(226,785)

Cash flows from financing activities:
Withholding taxes paid on vested retricted stock awards	(181,706)	(124,342)
Purchase of treasury stock	(1,040,050)	(801,788)
Dividends paid	(854,272)	(1,103,400)
Net cash flows used in financing activities	(2,076,028)	(2,029,530)

Increase (decrease) in cash and cash equivalents	$23,596,005	$(12,237,753)
Cash and cash equivalents, beginning of period	19,463,742	32,391,485
Cash and cash equivalents, end of period	$43,059,747	$20,153,732

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$825,000	$825,000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as “Kingstone” or the “Company”), through the wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 79.8% and 76.3% of KICO’s direct written premiums for the three months and six months ended June 30, 2021, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Estimated Fair	Net Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,008,936	$11,844	$-	$-	$2,020,780	$11,844

Political subdivisions of States, Territories and Possessions	8,587,648	275,691	(32,208)	-	8,831,131	243,483

Corporate and other bonds Industrial and miscellaneous	97,021,903	8,314,462	(16,838)	-	105,319,527	8,297,624

Residential mortgage and other asset backed securities (1)	21,279,363	546,118	(2,560)	(77,707)	21,745,214	465,851
Total	$128,897,850	$9,148,115	$(51,606)	$(77,707)	$137,916,652	$9,018,802

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2021, the estimated fair value of the eligible investments was approximately $10,837,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2021, there was no outstanding balance on the FHLBNY credit line.

	December 31, 2020

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Estimated Fair	Net Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,020,710	$29,190	$-	$-	$3,049,900	$29,190

Political subdivisions of States, Territories and Possessions	5,287,561	355,541	-	-	$5,643,102	355,541

Corporate and other bonds Industrial and miscellaneous	108,573,422	11,634,123	(13,216)	-	$120,194,329	11,620,907

Residential mortgage and other asset backed securities (1)	28,163,891	617,368	(7,371)	(111,947)	$28,661,941	498,050
Total	$145,045,584	$12,636,222	$(20,587)	$(111,947)	$157,549,272	$12,503,688

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

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2021 and December 31, 2020 is shown below:

	June 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$7,198,128	$7,263,139	$8,559,005	$8,668,064
One to five years	43,761,291	47,227,835	44,137,567	47,745,430
Five to ten years	44,705,071	49,293,510	55,508,712	63,159,775
More than 10 years	11,953,997	12,386,954	8,676,409	9,314,062
Residential mortgage and other asset backed securities	21,279,363	21,745,214	28,163,891	28,661,941
Total	$128,897,850	$137,916,652	$145,045,584	$157,549,272

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$18,344,078	$1,626,038	$(87,248)	$19,882,868
Common stocks, mutual funds, and exchange traded funds	14,335,646	2,120,909	(21,492)	16,435,063
Total	$32,679,724	$3,746,947	$(108,740)	$36,317,931

	December 31, 2020
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277
Common stocks, mutual funds, and exchange traded funds	14,473,224	1,820,512	(404,700)	15,889,036
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021			December 31, 2020
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$2,876,584	$6,875,965	$1,999,381	$1,369,245	$3,368,626

Real estate limited partnership	107,092	-	107,092	150,000	-	150,000
Total	$4,106,473	$2,876,584	$6,983,057	$2,149,381	$1,369,245	$3,518,626

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021

			Gross Unrealized Losses
	Cost or Amortized	Gross Unrealized	Less than 12	More than 12	Estimated Fair	Net Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,618	$211,439	$-	$-	$941,057	$211,439

Political subdivisions of States, Territories and Possessions	998,336	36,789	-	-	1,035,125	36,789

Exchange traded debt	949,142	35,289	(1,684)	-	982,747	33,605

Corporate and other bonds Industrial and miscellaneous	7,145,703	358,265	(4,580)	-	7,499,388	353,685

Total	$9,822,799	$641,782	$(6,264)	$-	$10,458,317	$635,518

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	$319,714

Political subdivisions of States, Territories and Possessions	998,428	50,917	-	-	1,049,345	50,917

Corporate and other bonds Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	455,378

Total	$7,368,815	$826,009	$-	$-	$8,194,824	$826,009

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2021 and December 31, 2020 is shown below:

	June 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$899,352	$916,678	$-	$-
One to five years	1,699,763	1,822,853	2,598,193	2,777,936
Five to ten years	1,508,198	1,701,590	1,502,603	1,727,316
More than 10 years	5,715,486	6,017,196	3,268,019	3,689,572
Total	$9,822,799	$10,458,317	$7,368,815	$8,194,824

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Income:
Fixed-maturity securities	$1,459,342	$1,394,284	$2,950,469	$2,841,771
Equity securities	351,100	243,344	708,411	496,868
Cash and cash equivalents	634	43,936	1,558	88,159
Other investments	(42,908)	-	(42,908)	-
Total	1,768,168	1,681,564	3,617,530	3,426,798
Expenses:
Investment expenses	90,093	69,558	156,259	148,948
Net investment income	$1,678,075	$1,612,006	$3,461,271	$3,277,850

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $625,000 for the six month ended June 30, 2021 and $-0- for the six months ended June 30, 2020.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $22,276,142 and $19,174,048 for the six months ended June 30, 2021 and 2020, respectively.

Proceeds from the sale of equity securities were $9,569,363 and $6,479,813 for the six months ended June 30, 2021 and 2020, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$367,756	$16,087	$777,296	$252,577
Gross realized losses	(26,255)	(164,582)	(41,499)	(196,925)
	341,501	(148,495)	735,797	55,652

Equity securities:
Gross realized gains	442,798	125,310	1,375,948	444,671
Gross realized losses	(67,276)	(11,350)	(267,488)	(225,165)
	375,522	113,960	1,108,460	219,506

Net realized gains (losses)	717,023	(34,535)	1,844,257	275,158

Unrealized Gains (Losses)

Equity securities:
Gross gains	920,863	2,177,605	1,924,072	-
Gross losses		-	-	(3,979,115)
	920,863	2,177,605	1,924,072	(3,979,115)

Other investments:
Gross gains	677,375	554,798	1,507,339	-
Gross losses	-	-	-	(42,593)
	677,375	554,798	1,507,339	(42,593)

Net unrealized gains (losses)	1,598,238	2,732,403	3,431,411	(4,021,708)

Net gains (losses) on investments	$2,315,261	$2,697,868	$5,275,668	$(3,746,550)

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

OTTI losses are recorded in the consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2021 and December 31, 2020, there were 15 and 16 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the six months ended June 30, 2021 and 2020. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2021 as follows:

	June 30, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	1,073,200	(32,208)	1	-	-	-	1,073,200	(32,208)

Corporate and other bonds industrial and miscellaneous	1,084,560	(16,838)	1	-	-	-	1,084,560	(16,838)

Residential mortgage and other asset backed securities	3,083,104	(2,560)	3	3,237,151	(77,707)	10	6,320,255	(80,267)

Total fixed-maturity securities	$5,240,864	$(51,606)	5	$3,237,151	$(77,707)	10	$8,478,015	$(129,313)

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,020,780	$-	$-	$2,020,780

Political subdivisions of States, Territories and Possessions	-	8,831,131	-	8,831,131

Corporate and other bonds industrial and miscellaneous	103,280,669	2,038,858	-	105,319,527

Residential mortgage backed securities	-	21,745,214	-	21,745,214
Total fixed maturities	105,301,449	32,615,203	-	137,916,652
Equity securities	36,317,931	-	-	36,317,931
Total investments	$141,619,380	$32,615,203	$-	$174,234,583

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,049,900	$-	$-	$3,049,900

Political subdivisions of States, Territories and Possessions	-	5,643,102	-	5,643,102

Corporate and other bonds industrial and miscellaneous	118,123,890	2,070,439	-	120,194,329

Residential mortgage and other asset backed securities	-	28,661,941	-	28,661,941
Total fixed maturities	121,173,790	36,375,482	-	157,549,272
Equity securities	34,413,313	-	-	34,413,313
Total investments	$155,587,103	$36,375,482	$-	$191,962,585

The following table sets forth the Company’s investment in a hedge fund and real estate limited partnership both measured at Net Asset Value (“NAV”) per share as of June 30, 2021 and December 31, 2020. The Company measures these investments at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2021	December 31, 2020

Other Investments:
Hedge fund	$6,875,965	$3,368,626

Real estate limited partnership	107,092	150,000
Total	$6,983,057	$3,518,626

The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership’s changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of operations and comprehensive income (loss) within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of June 30, 2021 and December 31, 2020 not measured at fair value is as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,294,128	$-	$27,294,128

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,272,727	$-	$27,272,727

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$9,822,799	$10,458,317	$7,368,815	$8,194,824
Cash and cash equivalents	$43,059,747	$43,059,747	$19,463,742	$19,463,742
Premiums receivable, net	$10,719,732	$10,719,732	$11,819,639	$11,819,639
Reinsurance receivables, net	$28,192,924	$28,192,924	$45,460,729	$45,460,729
Real estate, net of accumulated depreciation	$2,181,335	$2,705,000	$2,219,999	$2,705,000
Reinsurance balances payable	$2,026,000	$2,026,000	$6,979,735	$6,979,735

Note 6 - Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2021
Premiums written	$82,744,761	$-	$(14,630,872)	$68,113,889
Change in unearned premiums	1,936,706	-	(24,951)	1,911,755
Premiums earned	$84,681,467	$-	$(14,655,823)	$70,025,644

Six months ended June 30, 2020
Premiums written	$79,347,406	$-	$(28,066,253)	$51,281,153
Change in unearned premiums	5,376,958	-	(3,079,805)	2,297,153
Premiums earned	$84,724,364	$-	$(31,146,058)	$53,578,306

Three months ended June 30, 2021
Premiums written	$44,615,644	$-	$(7,301,365)	$37,314,279
Change in unearned premiums	(1,852,772)	-	(25,081)	(1,877,853)
Premiums earned	$42,762,872	$-	$(7,326,446)	$35,436,426

Three months ended June 30, 2020
Premiums written	$42,650,477	$-	$(14,559,998)	$28,090,479
Change in unearned premiums	(527,742)	-	(925,881)	(1,453,623)
Premiums earned	$42,122,735	$-	$(15,485,879)	$26,636,856

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2021 and December 31, 2020 was $5,242,684 and $2,660,354, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2021	2020

Balance at beginning of period	$82,801,228	$80,498,611
Less reinsurance recoverables	(20,154,251)	(15,728,224)
Net balance, beginning of period	62,646,977	64,770,387

Incurred related to:
Current year	43,328,342	29,373,472
Prior years	(8,460)	(174,020)
Total incurred	43,319,882	29,199,452

Paid related to:
Current year	19,716,893	14,223,404
Prior years	14,799,794	20,204,732
Total paid	34,516,687	34,428,136

Net balance at end of period	71,450,172	59,541,702
Add reinsurance recoverables	13,574,866	17,066,657
Balance at end of period	$85,025,038	$76,608,359

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $881,729 and $10,219,432 for the six months ended June 30, 2021 and 2020, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2021 and 2020 was $8,460 favorable and $174,020 favorable, respectively. Management periodically performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

COVID-19 has introduced additional uncertainty to recent claim trends. The Company reviews the carried reserves levels at a regular basis as additional information becomes available and makes adjustments in the periods in which such adjustments are determined to be necessary. The Company is not aware of any other claim trends that have emerged or that would cause future adverse development that have not already been contemplated in setting current carried reserves levels.

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of June 30, 2018 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of June 30, 2021, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2021 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2012 to December 31, 2020 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										June 30, 2021
Accident	For the Years Ended December 31,									Six months ended		Cumulative Number of Reported Claims
Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	June 30, 2021	IBNR	by Accident Year
	(Unaudited 2012 - 2020)									(Unaudited)

2012	$9,539	$9,344	$10,278	$10,382	$10,582	$10,790	$10,791	$11,015	$10,885	$10,880	$14	4,704	(1)
2013		10,728	9,745	9,424	9,621	10,061	10,089	10,607	10,495	10,512	4	1,564
2014			14,193	14,260	14,218	14,564	15,023	16,381	16,428	16,404	160	2,138
2015				22,340	21,994	22,148	22,491	23,386	23,291	23,459	132	2,558
2016					26,062	24,941	24,789	27,887	27,966	27,549	488	2,879
2017						31,605	32,169	35,304	36,160	36,213	496	3,393
2018							54,455	56,351	58,441	58,935	1,503	4,218
2019								75,092	72,368	72,322	7,872	4,460
2020									63,083	62,835	7,510	5,809
2021										41,012	12,085	1,646
									Total	$360,121
(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	Six months ended June 30, 2021
	(Unaudited 2012 - 2020)									(Unaudited)

2012	$3,950	$5,770	$7,127	$8,196	$9,187	$10,236	$10,323	$10,428	$10,451	$10,540
2013		3,405	5,303	6,633	7,591	8,407	9,056	9,717	10,016	10,136
2014			5,710	9,429	10,738	11,770	13,819	14,901	15,491	15,509
2015				12,295	16,181	18,266	19,984	21,067	22,104	22,229
2016					15,364	19,001	21,106	23,974	25,234	25,599
2017						16,704	24,820	28,693	31,393	32,036
2018							32,383	44,516	50,553	51,311
2019								40,933	54,897	57,396
2020									39,045	48,313
2021										18,475
									Total	$291,545

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented	$68,576
All outstanding liabilities before 2011, net of reinsurance	110
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance	$68,686

Reported claim counts are measured on an occurrence or per event basis. A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	June 30, 2021
Liabilities for loss and loss adjustment expenses, net of reinsurance	$68,686
Total reinsurance recoverable on unpaid losses	13,575
Unallocated loss adjustment expenses	2,764
Total gross liability for loss and LAE reserves	$85,025

Reinsurance

Effective December 15, 2019, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ policies, covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2021. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
December 15, 2019
to
Line of Business	December 30, 2020

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded	25%

	Treaty Year
	July 1, 2021	December 31, 2020	July 1, 2020	December 15, 2019
	to	to	to	to
Line of Business	June 30, 2022	June 30, 2021	December 30, 2020	June 30, 2020

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses (7)	$1,000,000	$1,000,000	$750,000	$750,000
Losses per occurrence subject
to quota share
reinsurance coverage	None (7)	None (7)	$1,000,000	$1,000,000
Expiration date	NA (7)	NA (7)	December 30, 2020	December 30, 2020
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$8,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (7)	$8,000,000	$8,000,000	$8,250,000	$9,250,000
Losses per occurrence subject
to reinsurance coverage	$9,000,000	$9,000,000	$9,000,000	$10,000,000
Expiration date (7)	June 30, 2022	June 30, 2021	June 30, 2021	June 30, 2020

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	None (7)	None (7)	$7,500,000	$7,500,000
Risk retained per catastrophe
occurrence (2) (7)	$10,000,000	$10,000,000	$8,125,000	$5,625,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	$490,000,000	$475,000,000	$475,000,000	$602,500,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000 through June 30, 2020. For the period July 1, 2020 through June 30, 2022, direct losses are covered up to $9,000,000.

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

(4)	For the period July 1, 2019 through June 30, 2020, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.
(5)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(6)	For the period July 1, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.

27

(7)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through June 30, 2022 is only for excess of loss and catastrophe reinsurance.

	Treaty Year
	July 1, 2021	July 1, 2020	July 1, 2019
	to	to	to
Line of Business	June 30, 2022	June 30, 2021	June 30, 2020

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	95%	100%
Risk retained	$300,000	$300,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2022	June 30, 2021	June 30, 2020

Commercial Lines (1):
General liability commercial policies
Quota share treaty		None	None
Risk retained		$750,000	$750,000
Excess of loss coverage above risk retained		$3,750,000	$3,750,000
		in excess of	in excess of
		$750,000	$750,000
Total reinsurance coverage per occurrence		$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage		$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty		None	None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Ceding Commission Revenue

The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios.  The commission rate and contingent ceding commissions earned increases when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decreases when the estimated ultimate loss ratio increases.

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the three months and six months ended June 30, 2020 are attributable to contracts under the 2019/2020 Treaty. There was no treaty in effect during the three months and six months ended June 30, 2021. In addition to the treaty that was in effect during the three months and six months ended June 30, 2020, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Provisional ceding commissions earned	$49,589	$3,440,676	$95,088	$7,161,036
Contingent ceding commissions earned	(3,848)	39,538	(50,412)	150,277
	$45,741	$3,480,214	$44,676	$7,311,313

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of June 30, 2021 and December 31, 2020, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,026,000 and $2,604,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

Note 7 - Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At June 30, 2021 and December 31, 2020, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 - Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within ninety days of borrowing. The maximum allowable advance as of June 30, 2021 was approximately $12,480,000. Advances are limited to 85% of the amount of available collateral, which was approximately $9,211,000 as of June 30, 2021. There were no borrowings under this facility during the six months ended June 30, 2021 and 2020.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of long-term debt as of June 30, 2021 and December 31, 2020 is as follows:

	June 30,	December 31,
	2021	2020

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(48,662)	(64,883)
Issuance costs	(215,637)	(287,506)
Long-term debt, net	$29,735,701	$29,647,611

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

The Company has used an aggregate $28,256,335 of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds was used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

Note 8 - Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $854,272 and $1,103,400 for the six months ended June 30, 2021 and 2020, respectively. The Company’s Board of Directors approved a quarterly dividend on July 29, 2021 of $.04 per share payable in cash on September 15, 2021 to stockholders of record as of August 31, 2021 (see Note 13 - Subsequent Events).

Stock Options

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan. On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,400,000.

The results of operations for the three months ended June 30, 2021 and 2020 include stock-based compensation expense for stock options totaling approximately $14,000 and $21,000, respectively. The results of operations for the six months ended June 30, 2021 and 2020 include stock-based compensation expense for stock options totaling approximately $29,000 and $38,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 16% for the three months and six months ended June 30, 2021 and 2020. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

No options were granted during the six months ended June 30, 2021. The weighted average estimated fair value of stock options granted during the six months ended June 30, 2020 was $2.40 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

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

A summary of stock option activity under the Company’s 2014 Plan for the six months ended June 30, 2021 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2021	119,966	$8.26	3.55	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	(12,000)	$7.85	-	$-

Outstanding at June 30, 2021	107,966	$8.31	3.43	$-

Vested and Exercisable at June 30, 2021	27,500	$8.64	2.94	$-

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $7.80 closing price of the Company’s Common Stock on June 30, 2021. No options were exercised during the six months ended June 30, 2021. The total intrinsic value of options expired during the six months ended June 30, 2021 was $-0-, determined as of the date of expiration.

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

As of June 30, 2021, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $36,000. Unamortized compensation cost as of June 30, 2021 is expected to be recognized over a remaining weighted-average vesting period of 0.82 years.

As of June 30, 2021, there were 504,376 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the six months ended June 30, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2021	370,964	$9.96	$3,990,999

Granted	321,335	$6.95	$2,233,366
Vested	(99,123)	$9.24	$(916,198)
Forfeited	(7,133)	$-	$-

Balance at June 30, 2021	586,043	$8.92	$5,308,167

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended June 30, 2021 and 2020, stock-based compensation for these grants was approximately $472,000 and $434,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2021 and 2020, stock-based compensation for these grants was approximately $952,000 and $905,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2021	2020

Deferred tax asset:
Net operating loss carryovers (1)	$-	$-
Claims reserve discount	955,790	838,030
Unearned premium	3,908,439	3,880,275
Deferred ceding commission revenue	17,763	19,639
Other	651,819	648,691
Total deferred tax assets	5,533,811	5,386,635

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,189,701	4,229,928
Intangible asset	105,000	105,000
Depreciation and amortization	796,799	954,446
Net unrealized gains of securities - available-for-sale	3,696,296	3,494,631
Total deferred tax liabilities	9,547,339	9,543,548

Net deferred income tax liability	$(4,013,528)	$(4,156,913)

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	June 30, 2021	December 31, 2020	Expiration

Federal only, current year (A)	$-	$1,200,056
NOL carried back	-	(1,200,056)
Federal only, current year	$-	$-	None

State only (B)	1,993,964	1,815,546	December 31, 2040
Valuation allowance	(1,993,964)	(1,815,546)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$-	$-

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

(B)

Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2021 and December 31, 2020 was approximately $30,676,000 and $27,931,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive loss within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2041.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2021 and 2020. If any had been recognized these would have been reported in income tax expense.

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

The computation of diluted earnings/(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the six months ended June 30, 2021, no options were included in the computation of diluted earnings per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings/(loss) per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Weighted average number of shares outstanding	10,670,831	10,733,354	10,673,550	10,770,598

Effect of dilutive securities, common share equivalents:
Stock options	-	-	-	-
Restricted stock awards	175,893	1,430	136,374	-

Weighted average number of shares outstanding, used for computing diluted earnings per share	10,846,724	10,734,784	10,809,924	10,770,598

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended	Six months ended
Lease cost	June 30, 2021	June 30, 2021
Operating leases	$58,988	$117,977
Short-term leases	-	-
Total lease cost (1)	$58,988	$117,977

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$66,531	$131,510
Discount rate	5.50%	5.50%
Remaining lease term in years	6.25 years	6.25 years

(1)	Included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of June 30, 2021:

For the Year Ending December 31,	Total
Remainder of 2021	$133,061
2022	273,831
2023	283,415
2024	140,739
2025	94,799
Thereafter	98,117
Total undiscounted lease payments	1,023,962
Less: present value adjustment	152,191
Operating lease liability	$871,771

Rent expense for the three months ended June 30, 2021 and 2020 amounted to $58,988 and $61,297, respectively. Rent expense for the six months ended June 30, 2021 and 2020 amounted to $117,977 and $122,594, respectively. Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

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

Pursuant to the Amended Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431 shares of restricted stock under the terms of the Company’s 2014 Plan determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant vested with respect to one-third of the award on the first anniversary of the grant date and will vest with respect to one-third of the award on each of the second anniversary of the grant date and December 31, 2022 based on the continued provision of services through the applicable vesting date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of 230,769 shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2021 grant will vest with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. Further, pursuant to the Amended Employment Agreement, Mr. Goldstein received in 2020 and 2021, and will be entitled to receive during 2022, a grant, under the terms of the 2014 Plan, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. This grant vested with respect to one-third of the award on the first anniversary of the grant date and will vest with respect to one-third of the award on each of the second anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. In January 2021, Mr. Goldstein was granted 21,000 shares of restricted stock pursuant to the provision. This grant will vest with respect to one-half of the award on each of the first anniversary of the grant date and on December 31, 2022 based on the continued provision of services through the applicable vesting date. The 2022 grant will vest on December 31, 2022 based on the continued provision of services through such date.

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

Effective January 27, 2021, the Company entered into an agreement (the “Relinquishment Agreement”) with Mr. Thatcher. Pursuant to the Relinquishment Agreement, Mr. Thatcher relinquished his right to receive 14,077 unissued Shares which vested on January 1, 2021, the right to receive 11,905 Shares which were scheduled to vest on March 14, 2021 and the right to receive 14,076 Shares which were scheduled to vest on January 1, 2022 in full consideration of the payment by the Company of an aggregate of $280,406.In addition, the Company and KICO agreed to provide Mr. Thatcher with a severance payment of $20,000 in consideration for a release. Pursuant to the Separation Agreement, Mr. Thatcher agreed that, for a period of three years following the Separation Date, he shall not accept any operating executive role with another property and casualty insurance company.

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

Note 12 - Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of June 30, 2021 and December 31, 2020 amounted to $826,626 and $763,789, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the six months ended June 20, 2021 and 2020.

Note 13 - Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2021 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Reinsurance

Effective July 1, 2021, the Company entered into new excess of loss and catastrophe reinsurance treaties (see Note 6 - Property and Casualty Insurance Activity - “Reinsurance”).

A. M. Best

On August 6, 2021, KICO’s A.M. Best financial strength rating was downgraded from B++ (Good) to B+ (Good) and its long-term issuer credit rating (“Long-Term ICR”) was downgraded from “bbb” to “bbb-”. Concurrently, A.M. Best also downgraded the Company’s Long-Term ICR from “bb” to “bb-”. Also downgraded was the long-term issue credit rating on the Company’s $30.0 million 5.50% senior unsecured notes due 2022 from “bb” to “bb-”.

Employee Stock Purchase Plan

On June 19, 2021, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), subject to stockholder approval. Such approval was obtained on August 10, 2021. The purpose of the Purchase Plan is to provide eligible employees of the Company with an opportunity to use payroll deductions to purchase shares of Common Stock of the Company. The maximum number of shares of Common Stock that may be purchased under the Purchase Plan is 750,000, subject to adjustment as provided for in the Purchase Plan.

Dividends Declared

On July 29, 2021, the Company’s Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on September 15, 2021 to stockholders of record as of the close of business on August 31, 2021 (see Note 8 - Stockholders’ Equity).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months and six months ended June 30, 2021, respectively, 79.8% and 76.3% of KICO’s direct written premiums came from the New York policies.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of June 30, 2021 there are no commercial liability policies in-force. As of June 30, 2021, these expired policies represent approximately 26.5% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

Consolidated Results of Operations

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2021	2020	Change	Percent
Revenues
Direct written premiums	$82,745	$79,347	$3,398	4.3%
Assumed written premiums	-	-	-	na %
	82,745	79,347	3,398	4.3%
Ceded written premiums
Ceded to quota share treaties	236	15,600	(15,364)	(98.5)%
Ceded to excess of loss treaties	1,059	947	112	11.8%
Ceded to catastrophe treaties	13,336	11,519	1,817	15.8%
Total ceded written premiums	14,631	28,066	(13,435)	(47.9)%

Net written premiums	68,114	51,281	16,833	32.8%

Change in unearned premiums
Direct and assumed	1,937	5,377	(3,440)	(64.0)%
Ceded to quota share treaties	(25)	(3,080)	3,055	99.2%
Change in net unearned premiums	1,912	2,297	(385)	(16.8)%

Premiums earned
Direct and assumed	84,681	84,724	(43)	(0.1)%
Ceded to reinsurance treaties	(14,655)	(31,146)	16,491	52.9%
Net premiums earned	70,026	53,578	16,448	30.7%

Ceding commission revenue	45	7,311	(7,266)	(99.4)%
Net investment income	3,461	3,278	183	5.6%
Net gains (losses) on investments	5,276	(3,746)	9,022	na %
Other income	296	522	(226)	(43.3)%
Total revenues	79,104	60,943	18,161	29.8%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	44,096	37,081	7,015	18.9%
Losses from catastrophes (1)	106	2,338	(2,232)	(95.5)%
Total direct and assumed loss and loss adjustment expenses	44,202	39,419	4,783	12.1%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	882	9,592	(8,710)	(90.8)%
Losses from catastrophes (1)	-	628	(628)	(100.0)%
Total ceded loss and loss adjustment expenses	882	10,220	(9,338)	(91.4)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	43,214	27,489	15,725	57.2%
Losses from catastrophes (1)	106	1,710	(1,604)	(93.8)%
Net loss and loss adjustment expenses	43,320	29,199	14,121	48.4%

Commission expense	16,509	15,616	893	5.7%
Other underwriting expenses	13,160	13,087	73	0.6%
Other operating expenses	2,286	2,326	(40)	(1.7)%
Depreciation and amortization	1,660	1,360	300	22.1%
Interest expense	913	913	-	-%
Total expenses	77,849	62,503	15,347	24.6%

Income (loss) before taxes	1,256	(1,560)	2,816	na %
Income tax expense (benefit)	244	(724)	968	na %
Net income (loss)	$1,012	$(836)	$1,848	na %

(1)

The six months ended June 30, 2021 and 2020 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2021	2020	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	61.9%	54.5%	7.4	13.6%
Net underwriting expense ratio	41.9%	39.0%	2.9	7.4%
Net combined ratio	103.8%	93.5%	10.3	11.0%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2021 (“Six Months 2021”) were $82,745,000 compared to $79,347,000 during the six months ended June 30, 2020 (“Six Months 2020”). The increase of $3,398,000, or 4.3%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Six Months 2021 were $78,608,000, an increase of $2,650,000, or 3.5%, from $75,958,000 in Six Months 2020. Direct written premiums from our livery physical damage business for Six Months 2021 were $4,023,000, an increase of $602,000, or 17.6%, from $3,421,000 in Six Months 2020. The increase in livery physical damage direct written premiums is due to the declining effect of the Covid-19 pandemic in our geographic area.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $19,571,000 in Six Months 2021 compared to $15,096,000 in Six Months 2020. Direct written premiums from our Core business were $63,173,000 in Six Months 2021 compared to $64,251,000 in Six Months 2020.

Net Written Premiums and Net Premiums Earned

Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for Six Months 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-Off”). The following table describes the quota share reinsurance ceding rates in effect during Six Months 2021 and Six Months 2020. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Six months ended June 30,
	2021	2020

Quota share reinsurance rates
Personal lines
2019/2020 Treaty	n/a	25% (1)
2018/2019 Treaty	n/a	10% (2)

(1)	The 2019/2020 Treaty was effective from December 15, 2019 through December 30, 2020 with a quota share reinsurance rate of 25%.

(2)	The 2018/2019 Treaty expired on a run-off basis from July 1, 2019 through June 30, 2020.

Net written premiums increased $16,833,000, or 32.8%, to $68,114,000 in Six Months 2021 from $51,281,000 in Six Months 2020. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in net written premiums in Six Months 2021 was attributable to the expiration of the 2019/2020 Treaty on December 30, 2020 on a cut-off basis (see table above). In Six Months 2021, our premiums ceded under quota share treaties decreased by $15,364,000 in comparison to ceded premiums in Six Months 2020. Our personal lines business was subject to the 2019/2020 Treaty from December 15, 2019 through December 30, 2020. Our personal lines business was subject to the 2018/2019 Treaty through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force continued to be ceded under the 10% quota share rate until such policies expired (run-off) over the next year. The 2019/2020 run-off period was from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Six Months 2021, our ceded excess of loss reinsurance premiums increased by $112,000 over the comparable ceded premiums for Six Months 2020. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Six Months 2021, our premiums ceded under catastrophe treaties increased by $1,817,000 over the comparable ceded premiums in Six Months 2020. The change was due to an increase in reinsurance rates effective July 1, 2020, partially offset by a decrease in our limit effective July 1, 2020. Through June 30, 2020, our ceded catastrophe premiums were paid based on the total direct written premiums subject to the catastrophe reinsurance treaty. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020.

Net premiums earned

Net premiums earned increased $16,448,000, or 30.7%, to $70,026,000 in Six Months 2021 from $53,578,000 in Six Months 2020. The increase was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six Months ended June 30,
($ in thousands)	2021	2020	Change	Percent

Provisional ceding commissions earned	$95	$7,161	$(7,066)	(98.7)%
Contingent ceding commissions earned	(50)	150	(200)	n/a

Total ceding commission revenue	$45	$7,311	$(7,266)	(99.4)%

Ceding commission revenue was $45,000 in Six Months 2021 compared to $7,311,000 in Six Months 2020. The decrease of $7,266,000 was due to a decrease in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

Through December 30, 2020, we received a provisional ceding commission based on ceded written premiums. The $7,066,000 decrease in provisional ceding commissions earned was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

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

Net Investment Income

Net investment income was $3,461,000 in Six Months 2021 compared to $3,278,000 in Six Months 2020, an increase of $183,000, or 5.6%. The average yield on invested assets was 3.45% as of June 30, 2021 compared to 3.53% as of June 30, 2020.

Cash and invested assets were $234,100,000 as of June 30, 2021 compared to $218,739,000 as of June 30, 2020. The $15,361,000 increase in cash and invested assets was primarily attributable to the return of premiums ceded, net of ceding commissions, at the expiration of the 2019/2020 Treaty and by an increase in unrealized gains during the periods after June 30, 2020.

Net Gains and Losses on Investments

Net gains on investments were $5,276,000 in Six Months 2021 compared to net losses of $3,746,000 in Six Months 2020. Unrealized gains on our equity securities and other investments in Six Months 2021 were $3,431,000, compared to unrealized losses of $4,022,000 in Six Months 2020. Realized gains on sales of investments were $1,844,000 in Six Months 2021 compared to a gain of $275,000 in Six Months 2020.

Other Income

Other income was $296,000 in Six Months 2021 compared to $522,000 in Six Months 2020. The decrease of $226,000, or 43.3%, was primarily due to the elimination of fees in our commercial lines business that was in run-off in Six Months 2020, a result of our decision in July 2019 to no longer underwrite this line of business.

Net Loss and LAE

Net loss and LAE was $43,320,000 for Six Months 2021 compared to $29,199,000 for Six Months 2020. The net loss ratio was 61.9% in Six Months 2021 compared to 54.5% in Six Months 2020, an increase of 7.4 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Six Months 2021, the loss ratio was higher than Six Months 2020 mainly due to an elevated frequency of personal lines liability claims as well as water damage property claims. There were more liability claims reported during Six Month 2021 from both Homeowners and Dwelling Fire lines. Water losses were higher during Six Months 2021 compared to prior year period, but the observed activity was in the historical range.

The impact of catastrophe losses was low for Six Months 2021 due to a mild winter season. There were only four minor winter events classified as catastrophe during 2021 through June. The estimated net catastrophe losses were $106,000, which contributed 0.2 point to the loss ratio. This compares to a 3.2 points impact from catastrophe events from the corresponding period from prior year which also had a relatively mild winter.

Prior year development continued to be stable for Six Months 2021. There was an overall favorable development of $8,000, which had marginal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $16,509,000 in Six Months 2021 or 19.5% of direct earned premiums. Commission expense was $15,616,000 in Six Months 2020 or 18.4% of direct earned premiums. The increase of $893,000 is primarily due to an increase in the estimate for annual contingent commissions for Six Months 2021 as compared to Six Months 2020.

Other Underwriting Expenses

Other underwriting expenses were $13,160,000 in Six Months 2021 compared to $13,087,000 in Six Months 2020. The modest increase of $73,000, or 0.6%, was primarily due to an initiative to reduce expenses with the use of technology.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $5,079,000 in Six Months 2021 compared to $5,342,000 in Six Months 2020. The decrease of $263,000, or 4.9%, compares favorably with the 3.5% increase in personal lines direct written premiums. The decrease in employment costs was attributable to staff reductions.

Our net underwriting expense ratio in Six Months 2021 was 41.9% compared to 39.0% in Six Months 2020. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended
	June 30,		Percentage
	2021	2020	Point Change

Other underwriting expenses
Employment costs	7.3%	10.0%	(2.7)
Underwriting fees (inspections/data services)	1.4	3.0	(1.6)
IT expenses	3.1	2.5	0.6
Other expenses	6.9	9.0	(2.1)
Total other underwriting expenses	18.7	24.5	(5.8)

Commission expense	23.6	29.1	(5.5)

Ceding commission revenue
Provisional	(0.1)	(13.4)	13.3
Contingent	0.1	(0.3)	0.4
Total ceding commission revenue	-	(13.7)	13.7

Other income	(0.4)	(0.9)	0.5

Net underwriting expense ratio	41.9%	39.0%	2.9

The overall 13.7 percentage point decrease in the benefit from ceding commissions in Six Months 2020 was driven by the reduction in provisional ceding commission revenue due to the expiration of the 2019/2020 Treaty on December 30, 2020. The components of our net underwriting expense ratio related to other underwriting expenses and commissions decreased in all categories due to more retention after the expiration of the 2019/2020 Treaty on December 30, 2020, resulting in an 11.3 percentage point decrease in these components of the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $2,286,000 for Six Months 2021 compared to $2,326,000 for Six Months 2020. The decrease in Six Months 2021 of $40,000, or 1.7%, as compared to Six Months 2020 was primarily due to a decrease in professional fees, partially offset by an increase in employment costs due to fluctuations in deferred compensation liability related to changes in the underlying invested portfolio and compensation paid pursuant to a relinquishment agreement with Dale A. Thatcher, our former Chef Executive Officer (see Note 11 to the condensed consolidated financial statements).

Depreciation and Amortization

Depreciation and amortization was $1,660,000 in Six Months 2021 compared to $1,360,000 in Six Months 2020. The increase of $300,000, or 22.1%, in depreciation and amortization was primarily due to depreciation of new system platforms for policy and claims management and newly purchased assets used to upgrade our other systems.

Interest Expense

Interest expense was $913,000 for both Six Months 2021 and Six Months 2020. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in Six Months 2021 was $244,000, which resulted in an effective tax expense rate of 19.4%. Income tax benefit in Six Months 2020 was $724,000, which resulted in an effective tax expense rate of 46.4%. Income before taxes was $1,256,000 in Six Months 2021 compared to loss before taxes of $1,560,000 in Six Months 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 NOLs. We will elect on our 2020 federal income tax return to carry back the entire annual 2020 NOL of $5,715,000 to tax year 2015. The corporate tax rate in 2015 was 34%, compared to the corporate tax rate of 21% in 2020.

Net Income (Loss)

Net income was $1,012,000 in Six Months 2021 compared to net loss of $836,000 in Six Months 2020. The increase in net income of $1,848,000 was due to the circumstances described above, which caused the increases in our net premiums earned, net investment income and net gains on investments, partially offset by the increases in net loss ratio, commission expense, other underwriting expenses, other operating expenses, depreciation and amortization, income tax expense and decreased in ceding commission revenue and other income.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2021	2020	Change	Percent
Revenues
Direct written premiums	$44,616	$42,650	$1,966	4.6%
Assumed written premiums	-	-	-	na %
	44,616	42,650	1,966	4.6%
Ceded written premiums
Ceded to quota share treaties	98	8,502	(8,404)	(98.8)%
Ceded to excess of loss treaties	535	452	83	18.4%
Ceded to catastrophe treaties	6,669	5,606	1,063	19.0%
Total ceded written premiums	7,302	14,560	(7,258)	(49.8)%

Net written premiums	37,314	28,090	9,224	32.8%

Change in unearned premiums
Direct and assumed	(1,852)	(527)	(1,325)	(251.4)%
Ceded to quota share treaties	(25)	(926)	901	97.3%
Change in net unearned premiums	(1,877)	(1,453)	(424)	(29.2)%

Premiums earned
Direct and assumed	42,762	42,123	639	1.5%
Ceded to reinsurance treaties	(7,326)	(15,486)	8,160	52.7%
Net premiums earned	35,436	26,637	8,799	33.0%

Ceding commission revenue	46	3,480	(3,434)	(98.7)%
Net investment income	1,678	1,612	66	4.1%
Net gains on investments	2,315	2,698	(383)	14.2%
Other income	125	262	(137)	(52.3)%
Total revenues	39,600	34,689	4,911	14.2%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	20,940	15,109	5,831	38.6%
Losses from catastrophes (1)	(123)	2,057	(2,180)	na %
Total direct and assumed loss and loss adjustment expenses	20,817	17,166	3,651	21.3%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	58	3,808	(3,750)	(98.5)%
Losses from catastrophes (1)	-	545	(545)	(100.0)%
Total ceded loss and loss adjustment expenses	58	4,353	(4,295)	(98.7)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	20,882	11,301	9,581	84.8%
Losses from catastrophes (1)	(123)	1,512	(1,635)	na %
Net loss and loss adjustment expenses	20,759	12,813	7,946	62.0%

Commission expense	8,286	7,761	525	6.8%
Other underwriting expenses	6,693	6,325	368	5.8%
Other operating expenses	933	1,089	(156)	(14.3)%
Depreciation and amortization	837	673	164	24.4%
Interest expense	457	457	-	-%
Total expenses	37,965	29,118	8,847	30.4%

Income before taxes	1,636	5,571	(3,935)	(70.6)%
Income tax expense	312	963	(651)	(67.6)%
Net income	$1,324	$4,608	$(3,284)	(71.3)%

(2)

The three months ended June 30, 2021 and 2020 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2021	2020	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	58.6%	48.1%	10.5	21.8%
Net underwriting expense ratio	41.8%	38.8%	3.0	7.7%
Net combined ratio	100.4%	86.9%	13.5	15.5%

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2021 (“Three Months 2021”) were $44,616,000 compared to $42,650,000 during the three months ended June 30, 2020 (“Three Months 2020”). The increase of $1,966,000, or 4.6%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Three Months 2021 were $42,450,000, an increase of $927,000, or 2.2%, from $41,523,000 in Three Months 2020. Direct written premiums from our livery physical damage business for Three Months 2021 were $2,119,000, an increase of $1,013,000, or 91.6%, from $1,106,000 in Three Months 2020. The increase in livery physical damage direct written premiums is due to the declining effect of the Covid-19 pandemic in our geographic area.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $9,002,000 in Three Months 2021 compared to $8,761,000 in Three Months 2020. Direct written premiums from our Core business were $35,614,000 in Three Months 2021 compared to $33,889,000 in Three Months 2020.

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

	Three months ended June 30,
	2021	2020

Quota share reinsurance rates
Personal lines
2019/2020 Treaty	n/a	25% (1)
2018/2019 Treaty	n/a	10% (2)

(3)	The 2019/2020 Treaty was effective from December 15, 2019 through December 30, 2020 with a quota share reinsurance rate of 25%.

(4)	The 2018/2019 Treaty expired on a run-off basis from July 1, 2019 through June 30, 2020.

Net written premiums increased $9,224,000, or 32.8%, to $37,314,000 in Three Months 2021 from $28,090,000 in Three Months 2020. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in net written premiums in Three Months 2021 was attributable to the expiration of the 2019/2020 Treaty on December 30, 2020 on a cut-off basis (see table above). In Three Months 2021, our premiums ceded under quota share treaties decreased by $8,404,000 in comparison to ceded premiums in Three Months 2020. Our personal lines business was subject to the 2019/2020 Treaty from December 15, 2019 through December 30, 2020. Our personal lines business was subject to the 2018/2019 Treaty through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force continued to be ceded under the 10% quota share rate until such policies expired (run-off) over the next year. The 2019/2020 run-off period was from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2021, our ceded excess of loss reinsurance premiums increased by $83,000 over the comparable ceded premiums for Three Months 2020. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2021, our premiums ceded under catastrophe treaties increased by $1,063,000 over the comparable ceded premiums in Three Months 2020. The change was due to an increase in reinsurance rates effective July 1, 2020, partially offset by a decrease in our limit effective July 1, 2020. Through June 30, 2020, our ceded catastrophe premiums were paid based on the total direct written premiums subject to the catastrophe reinsurance treaty. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020.

Net premiums earned

Net premiums earned increased $8,799,000, or 33.0%, to $35,436,000 in Three Months 2021 from $26,637,000 in Three Months 2020. The increase was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three Months ended June 30,
($ in thousands)	2021	2020	Change	Percent

Provisional ceding commissions earned	$50	$3,441	$(3,391)	(98.5)%
Contingent ceding commissions earned	(4)	39	(43)	n/a

Total ceding commission revenue	$46	$3,480	$(3,434)	(98.7)%

Ceding commission revenue was $46,000 in Three Months 2021 compared to $3,480,000 in Three Months 2020. The decrease of $3,434,000 was due to a decrease in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

Through December 30, 2020, we received a provisional ceding commission based on ceded written premiums. The $3,391,000 decrease in provisional ceding commissions earned was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

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

Net Investment Income

Net investment income was $1,678,000 in Three Months 2021 compared to $1,612,000 in Three Months 2020, an increase of $66,000, or 4.1%. The average yield on invested assets was 3.45% as of June 30, 2021 compared to 3.53% as of June 30, 2020.

Cash and invested assets were $234,100,000 as of June 30, 2021 compared to $218,739,000 as of June 30, 2020. The $15,361,000 increase in cash and invested assets was primarily attributable to the return of premiums ceded, net of ceding commissions, at the expiration of the 2019/2020 Treaty and by an increase in unrealized gains during the periods after June 30, 2020.

Net Gains and Losses on Investments

Net gains on investments were $2,315,000 in Three Months 2021 compared to $2,698,000 in Three Months 2020. Unrealized gains on our equity securities and other investments in Three Months 2021 were $1,598,000, compared to $2,732,000 in Three Months 2020. Realized gains on sales of investments were $717,000 in Three Months 2021 compared to $35,000 in Three Months 2020.

Other Income

Other income was $125,000 in Three Months 2021 compared to $262,000 in Three Months 2020. The decrease of $137,000, or 52.3%, was primarily due to the elimination of fees in our commercial lines business that was in run-off in Three Months 2020, a result of our decision in July 2019 to no longer underwrite this line of business.

Net Loss and LAE

Net loss and LAE was $20,759,000 for Three Months 2021 compared to $12,813,000 for Three Months 2020. The net loss ratio was 58.6% in Three Months 2021 compared to 48.1% in Three Months 2020, an increase of 10.5 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Three Months 2021, the loss ratio was higher than Three Months 2020 mainly due to an elevated frequency of liability claims from personal property lines. Additionally, the frequency of the livery physical damage claims were higher as they returned to the pre-pandemic level.

The impact of catastrophe losses was low for Three Months 2021. There was only one minor wind event classified as catastrophe during Three Months 2021. There was also some favorable development on catastrophe losses occurred during Three Months 2021. The estimated total net catastrophe losses were $(123,000), which contributed (0.3) point to the loss ratio. This compares to a 5.7 points impact from catastrophe events from the corresponding period for the prior year which had several small catastrophe events and one larger wind event.

Prior year development continued to be stable for Three Months 2021. The loss estimates from all prior years were adjusted up by $3,000, which had a marginal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,286,000 in Three Months 2021 or 19.4% of direct earned premiums. Commission expense was $7,761,000 in Three Months 2020 or 18.4% of direct earned premiums. The increase of $525,000 is primarily due to an increase in the estimate for annual contingent commissions for Three Months 2021 as compared to Three Months 2020.

Other Underwriting Expenses

Other underwriting expenses were $6,693,000 in Three Months 2021 compared to $6,325,000 in Three Months 2020. The increase of $368,000, or 5.8%, was primarily due an increase in consulting fees and IT expense as part of an initiative to reduce overall expenses with the use of technology. This initiative resulted in a decrease or modest increase in the remaining other underwriting expenses.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,540,000 in Three Months 2021 compared to $2,601,000 in Three Months 2020. The decrease of $61,000, or 2.3%, compares favorably with the 4.6% increase in direct written premiums. The decrease in employment costs was attributable to staff reductions.

Our net underwriting expense ratio in Three Months 2021 was 41.8% compared to 38.8% in Three Months 2020. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	June 30,		Percentage
	2021	2020	Point Change

Other underwriting expenses
Employment costs	7.2%	9.8%	(2.6)
Underwriting fees (inspections/data services)	1.4	2.9	(1.5)
IT expenses	3.1	2.7	0.4
Other expenses	7.1	8.3	(1.2)
Total other underwriting expenses	18.8	23.7	(4.9)

Commission expense	23.4	29.1	(5.7)

Ceding commission revenue
Provisional	(0.1)	(12.9)	12.8
Contingent	0.1	(0.1)	0.2
Total ceding commission revenue	-	(13.0)	13.0

Other income	(0.4)	(1.0)	0.6

Net underwriting expense ratio	41.8%	38.8%	3.0

The overall 13.0 percentage point decrease in the benefit from ceding commissions in Three Months 2020 was driven by the reduction in provisional ceding commission revenue due to the expiration of the 2019/2020 Treaty on December 30, 2020. The components of our net underwriting expense ratio related to other underwriting expenses and commissions decreased in all categories due to more retention after the expiration of the 2019/2020 Treaty on December 30, 2020, resulting in a 10.6 percentage point decrease in these components of the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $933,000 for Three Months 2021 compared to $1,089,000 for Three Months 2020. The decrease in Three Months 2021 of $156,000, or 14.3%, as compared to Three Months 2020 was primarily due to a decrease in professional fees and employment costs.

Depreciation and Amortization

Depreciation and amortization was $837,000 in Three Months 2021 compared to $673,000 in Three Months 2020. The increase of $164,000, or 24.4%, in depreciation and amortization was primarily due to depreciation of new system platforms for policy and claims management and newly purchased assets used to upgrade our other systems.

Interest Expense

Interest expense was $457,000 for both Three Months 2021 and Three Months 2020. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax expense in Three Months 2021 was $312,000, which resulted in an effective tax expense rate of 19.1%. Income expense in Three Months 2020 was $963,000, which resulted in an effective tax expense rate of 17.3%. Income before taxes was $1,636,000 in Three Months 2021 compared to $5,571,000 in Three Months 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 NOLs. We will elect on our 2020 federal income tax return to carry back the entire annual 2020 NOL of $5,715,000 to tax year 2015. The corporate tax rate in 2015 was 34%, compared to the corporate tax rate of 21% in 2020.

Net Income

Net income was $1,324,000 in Three Months 2021 compared to $4,608,000 in Three Months 2020. The decrease in net income of $3,284,000 was due to the circumstances described above, which caused the increases in net loss ratio, commission expense, other underwriting expenses, depreciation and amortization, and decreases in ceding commission revenue, net gains on investments and other income, partially offset by increases in our net premiums earned, net investment income and income tax expense.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Gross premiums written:
Personal lines(3)	$42,449,870	$41,522,768	$78,608,363	$75,957,604
Livery physical damage	2,119,436	1,106,405	4,023,428	3,420,806
Other(1)	46,719	54,876	113,826	129,731
Total without commercial lines	44,616,025	42,684,049	82,745,617	79,508,141
Commercial lines (in run-off effective July 2019)(2)	(381)	(33,572)	(856)	(160,735)
Total gross premiums written	$44,615,644	$42,650,477	$82,744,761	$79,347,406

Net premiums written:
Personal lines(3)	$35,149,321	$27,103,665	$63,979,133	$48,315,146
Livery physical damage	2,119,436	1,106,405	4,023,428	3,420,806
Other(1)	45,903	42,579	112,184	101,158
Total without commercial lines	37,314,660	28,252,649	68,114,745	51,837,110
Commercial lines (in run-off effective July 2019)(2)	(381)	(162,170)	(856)	(555,957)
Total net premiums written	$37,314,279	$28,090,479	$68,113,889	$51,281,153

Net premiums earned:
Personal lines(3)	$33,573,620	$23,614,240	$66,338,707	$46,213,874
Livery physical damage	1,804,543	2,182,438	3,569,819	4,789,017
Other(1)	58,644	48,999	117,974	99,148
Total without commercial lines	35,436,807	25,845,677	70,026,500	51,102,039
Commercial lines (in run-off effective July 2019)(2)	(381)	791,179	(856)	2,476,267
Total net premiums earned	$35,436,426	$26,636,856	$70,025,644	$53,578,306

Net loss and loss adjustment expenses(4):
Personal lines	$18,638,287	$10,639,057	$39,394,940	$23,153,625
Livery physical damage	1,015,064	369,120	1,702,476	1,149,690
Other(1)	223,472	(72,436)	253,821	(23,639)
Unallocated loss adjustment expenses	909,591	1,242,516	1,915,872	2,012,328
Total without commercial lines	20,786,414	12,178,257	43,267,109	26,292,004
Commercial lines (in run-off effective July 2019)(2)	(27,204)	635,374	52,773	2,907,448
Total net loss and loss adjustment expenses	$20,759,210	$12,813,631	$43,319,882	$29,199,452

Net loss ratio(4):
Personal lines	55.5%	45.1%	59.4%	50.1%
Livery physical damage	56.3%	16.9%	47.7%	24.0%
Other(1)	381.1%	-147.8%	215.1%	-23.8%
Total without commercial lines	58.7%	47.1%	61.8%	51.5%

Commercial lines (in run-off effective July 2019)(2)	na	80.3%	61.9%	117.4%
Total	58.6%	48.1%	61.9%	54.5%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective December 31, 2020, December 15, 2019 and July 1, 2019.
(4)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and six months ended June 30, 2021 and 2020.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues
Net premiums earned	$35,436,426	$26,636,856	$70,025,644	$53,578,306
Ceding commission revenue	45,741	3,480,214	44,676	7,311,313
Net investment income	1,678,075	1,611,837	3,461,271	3,277,230
Net gains (losses) on investments	2,254,299	2,655,541	5,166,824	(3,653,643)
Other income	124,243	261,145	294,552	506,119
Total revenues	39,538,784	34,645,593	78,992,967	61,019,325

Expenses
Loss and loss adjustment expenses	20,759,210	12,813,631	43,319,882	29,199,452
Commission expense	8,285,341	7,760,540	16,509,180	15,616,467
Other underwriting expenses	6,692,920	6,325,472	13,159,962	13,087,264
Depreciation and amortization	804,462	639,968	1,593,297	1,293,870
Total expenses	36,541,933	27,539,611	74,582,321	59,197,053

Income from operations	2,996,851	7,105,982	4,410,646	1,822,272
Income tax expense	569,266	1,387,003	820,831	179,034
Net income	$2,427,585	$5,718,979	$3,589,815	$1,643,238

Key Measures:
Net loss ratio	58.6%	48.1%	61.9%	54.5%
Net underwriting expense ratio	41.8%	38.8%	41.9%	39.0%
Net combined ratio	100.4%	86.9%	103.8%	93.5%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,978,261	$14,086,012	$29,669,142	$28,703,731
Less: Ceding commission revenue	(45,741)	(3,480,214)	(44,676)	(7,311,313)
Less: Other income	(124,243)	(261,145)	(294,552)	(506,119)
Net underwriting expenses	$14,808,277	$10,344,653	$29,329,914	$20,886,299

Net premiums earned	$35,436,426	$26,636,856	$70,025,644	$53,578,306

Net Underwriting Expense Ratio	41.8%	38.8%	41.9%	39.0%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Six months ended June 30, 2021
Written premiums	$82,744,761	$-	$(14,630,872)	$68,113,889
Change in unearned premiums	1,936,706	-	(24,951)	1,911,755
Earned premiums	$84,681,467	$-	$(14,655,823)	$70,025,644

Loss and loss adjustment expenses exluding
the effect of catastrophes	$44,096,040	$-	$(881,729)	$43,214,311
Catastrophe loss	105,571	-	-	105,571
Loss and loss adjustment expenses	$44,201,611	$-	$(881,729)	$43,319,882

Loss ratio excluding the effect of catastrophes	52.1%	0.0%	6.0%	61.7%
Catastrophe loss	0.1%	0.0%	0.0%	0.2%
Loss ratio	52.2%	0.0%	6.0%	61.9%

Six months ended June 30, 2020
Written premiums	$79,347,406	$-	$(28,066,253)	$51,281,153
Change in unearned premiums	5,376,958	-	(3,079,805)	2,297,153
Earned premiums	$84,724,364	$-	$(31,146,058)	$53,578,306

Loss and loss adjustment expenses exluding
the effect of catastrophes	$37,080,936	$-	$(9,591,600)	$27,489,336
Catastrophe loss	2,337,948	-	(627,832)	1,710,116
Loss and loss adjustment expenses	$39,418,884	$-	$(10,219,432)	$29,199,452

Loss ratio excluding the effect of catastrophes	43.8%	0.0%	30.8%	51.3%
Catastrophe loss	2.8%	0.0%	2.0%	3.2%
Loss ratio	46.6%	0.0%	32.8%	54.5%

Three months ended June 30, 2021
Written premiums	$44,615,644	$-	$(7,301,365)	$37,314,279
Change in unearned premiums	(1,852,772)	-	(25,081)	(1,877,853)
Earned premiums	$42,762,872	$-	$(7,326,446)	$35,436,426

Loss and loss adjustment expenses exluding
the effect of catastrophes	$20,940,307	$-	$(57,873)	$20,882,434
Catastrophe loss	(123,224)	-	-	(123,224)
Loss and loss adjustment expenses	$20,817,083	$-	$(57,873)	$20,759,210

Loss ratio excluding the effect of catastrophes	49.0%	0.0%	0.8%	58.9%
Catastrophe loss	-0.3%	0.0%	0.0%	-0.3%
Loss ratio	48.7%	0.0%	0.8%	58.6%

Three months ended June 30, 2020
Written premiums	$42,650,477	$-	$(14,559,998)	$28,090,479
Change in unearned premiums	(527,742)	-	(925,881)	(1,453,623)
Earned premiums	$42,122,735	$-	$(15,485,879)	$26,636,856

Loss and loss adjustment expenses exluding
the effect of catastrophes	$15,109,585	$-	$(3,807,610)	$11,301,975
Catastrophe loss	2,056,580	-	(544,924)	1,511,656
Loss and loss adjustment expenses	$17,166,165	$-	$(4,352,534)	$12,813,631

Loss ratio excluding the effect of catastrophes	35.9%	0.0%	24.5%	42.4%
Catastrophe loss	4.9%	0.0%	3.5%	5.7%
Loss ratio	40.8%	0.0%	28.1%	48.1%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020

Net premiums earned	$35,436,426	$26,636,856	$70,025,644	$53,578,306
Ceding commission revenue	45,741	3,480,214	44,676	7,311,313
Other income	124,243	261,145	294,552	506,119

Loss and loss adjustment expenses (1)	20,759,210	12,813,631	43,319,882	29,199,452

Acquisition costs and other underwriting expenses:
Commission expense	8,285,341	7,760,540	16,509,180	15,616,467
Other underwriting expenses	6,692,920	6,325,472	13,159,962	13,087,264
Total acquisition costs and other
underwriting expenses	14,978,261	14,086,012	29,669,142	28,703,731

Underwriting (loss) income	$(131,061)	$3,478,572	$(2,624,152)	$3,492,555

Key Measures:
Net loss ratio excluding the effect of catastrophes	58.9%	42.4%	61.7%	51.3%
Effect of catastrophe loss on net loss ratio (1)	-0.3%	5.7%	0.2%	3.2%
Net loss ratio	58.6%	48.1%	61.9%	54.5%

Net underwriting expense ratio excluding the
effect of catastrophes	41.8%	38.8%	41.9%	39.0%
Effect of catastrophe loss on net underwriting
expense ratio	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	41.8%	38.8%	41.9%	39.0%

Net combined ratio excluding the effect
of catastrophes	100.7%	81.2%	103.6%	90.3%
Effect of catastrophe loss on net combined
ratio (1)	-0.3%	5.7%	0.2%	3.2%
Net combined ratio	100.4%	86.9%	103.8%	93.5%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,978,261	$14,086,012	$29,669,142	$28,703,731
Less: Ceding commission revenue	(45,741)	(3,480,214)	(44,676)	(7,311,313)
Less: Other income	(124,243)	(261,145)	(294,552)	(506,119)
	$14,808,277	$10,344,653	$29,329,914	$20,886,299

Net earned premium	$35,436,426	$26,636,856	$70,025,644	$53,578,306

Net Underwriting Expense Ratio	41.8%	38.8%	41.9%	39.0%

(1)

For the three months ended June 30, 2021 and 2020, includes the sum of net catastrophe losses and loss adjustment expenses of $(123,224) and $1,511,656, respectively. For the six months ended June 30, 2021 and 2020, includes the sum of net catastrophe losses and loss adjustment expenses of $105,571 and $1,710,116, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$2,008,936	$11,844	$-	$-	$2,020,780	1.5%

Political subdivisions of States, Territories and Possessions	8,587,648	275,691	(32,208)	-	8,831,131	6.4%

Corporate and other bonds Industrial and miscellaneous	97,021,903	8,314,462	(16,838)	-	105,319,527	76.3%

Residential mortgage and other asset backed securities (1)	21,279,363	546,118	(2,560)	(77,707)	21,745,214	15.8%
Total	$128,897,850	$9,148,115	$(51,606)	$(77,707)	$137,916,652	100.0%

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 to the condensed consolidated financial statements). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2021, the estimated fair value of the eligible investments was approximately $10,837,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2021, there was no outstanding balance on the FHLBNY credit line.

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

(1)

KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 to the condensed consolidated financial statements). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2020, the estimated fair value of the eligible investments was approximately $11,391,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2020, there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$18,344,078	$1,626,038	$(87,248)	$19,882,868	54.7%
Common stocks and exchange traded mutual funds	14,335,646	2,120,909	(21,492)	16,435,063	45.3%
Total	$32,679,724	$3,746,947	$(108,740)	$36,317,931	100.0%

	December 31, 2020
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277	53.8%
Common stocks and exchange traded mutual funds	14,473,224	1,820,512	(404,700)	15,889,036	46.2%
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of June 30, 2021 and December 31, 2020:

	June 30, 2021			December 31, 2020
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$2,876,584	$6,875,965	$1,999,381	$1,369,245	$3,368,626

Real estate limited partnership	107,092	-	107,092	150,000	-	150,000
Total	$4,106,473	$2,876,584	$6,983,057	$2,149,381	$1,369,245	$3,518,626

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,618	$211,439	$-	$-	$941,057	9.0%

Political subdivisions of States, Territories and Possessions	998,336	36,789	-	-	1,035,125	9.9%

Exchange traded debt	949,142	35,289	(1,684)	-	982,747	9.4%

Corporate and other bonds Industrial and miscellaneous	7,145,703	358,265	(4,580)	-	7,499,388	71.7%

Total	$9,822,799	$641,782	$(6,264)	$-	$10,458,317	100.0%

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	12.8%

Political subdivisions of States, Territories and Possessions	998,428	50,917	-	-	1,049,345	12.8%

Corporate and other bonds Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	74.4%

Total	$7,368,815	$826,009	$-	$-	$8,194,824	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2021 and December 31, 2020 is shown below:

	June 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$899,352	$916,678	$-	$-
One to five years	1,699,763	1,822,853	2,598,193	2,777,936
Five to ten years	1,508,198	1,701,590	1,502,603	1,727,316
More than 10 years	5,715,486	6,017,196	3,268,019	3,689,572
Total	$9,822,799	$10,458,317	$7,368,815	$8,194,824

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2021 and December 31, 2020 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	June 30, 2021		December 31, 2020
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$2,020,780	1.5%	$3,049,900	1.9%

Corporate and municipal bonds
AAA	2,519,170	1.8%	1,453,924	0.9%
AA	5,233,677	3.8%	3,572,164	2.3%
A	21,332,628	15.5%	23,989,619	15.2%
BBB	84,036,791	61.0%	95,814,824	60.9%
Non rated	1,028,392	0.7%	1,006,901	0.6%
Total corporate and municipal bonds	114,150,658	82.8%	125,837,432	79.9%

Residential mortgage backed securities
AAA	1,997,000	1.4%	5,467,075	3.5%
AA	16,196,173	11.9%	18,865,749	12.0%
A	1,991,531	1.4%	2,451,635	1.6%
BBB	37,105	0.0%	50,276	0.0%
CCC	481,770	0.3%	960,042	0.6%
CC	58,874	0.0%	62,029	0.0%
C	-	0.0%	15,161	0.0%
D	62,876	0.0%	119,144	0.1%
Non rated	919,885	0.7%	670,829	0.4%
Total residential mortgage backed securities	21,745,214	15.7%	28,661,940	18.2%

Total	$137,916,652	100.0%	$157,549,272	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2021 and December 31, 2020:

Category	June 30, 2021	December 31, 2020

U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.58%	2.59%

Political subdivisions of States, Territories and Possessions	3.13%	3.05%

Corporate and other bonds Industrial and miscellaneous	3.59%	3.52%

Residential mortgage backed securities	0.82%	1.18%

Total	3.23%	3.07%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Weighted average effective maturity	5.0	5.2

Weighted average final maturity	6.6	6.6

Effective duration	4.7	4.7

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2021 and December 31, 2020, 81% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	1,073,200	(32,208)	1	-	-	-	1,073,200	(32,208)

Corporate and other bonds industrial and miscellaneous	1,084,560	(16,838)	1	-	-	-	1,084,560	(16,838)

Residential mortgage and other asset backed securities	3,083,104	(2,560)	3	3,237,151	(77,707)	10	6,320,255	(80,267)

Total fixed-maturity securities	$5,240,864	$(51,606)	5	$3,237,151	$(77,707)	10	$8,478,015	$(129,313)

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	-	-	-	-	-	-	-	-

Corporate and other bonds industrial and miscellaneous	1,006,901	(13,216)	1	-	-	-	1,006,901	(13,216)

Residential mortgage and other asset backed securities	6,137,522	(7,371)	5	3,735,732	(111,947)	10	9,873,254	(119,318)

Total fixed-maturity securities	$7,144,423	$(20,587)	6	$3,735,732	$(111,947)	10	$10,880,155	$(132,534)

There were 15 securities at June 30, 2021 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 16 securities at December 31, 2020 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the six months ended June 30, 2021, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the six months ended June 30, 2021, KICO paid dividends of $2,000,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our condensed consolidated financial statements - Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is March 31, 2021, and are due and payable within 90 days of borrowing. The maximum allowable advance as of June 30, 2021, based on the net admitted assets as of March 31, 2021, was approximately $12,480,000. Advances are limited to 85% of the amount of available collateral, which was approximately $9,211,000 as of June 30, 2021. There were no borrowings under this facility during the six months ended June 30, 2021.

As of June 30, 2021, invested assets and cash in our holding company totaled approximately $2,053,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months Ended June 30,	2021	2020

Cash flows provided by (used in):
Operating activities	$14,364,315	$(9,981,438)
Investing activities	11,307,718	(226,785)
Financing activities	(2,076,028)	(2,029,530)
Net increase (decrease) in cash and cash equivalents	23,596,005	(12,237,753)
Cash and cash equivalents, beginning of period	19,463,742	32,391,485
Cash and cash equivalents, end of period	$43,059,747	$20,153,732

Net cash provided by operating activities was $14,364,000 in Six Months 2021 as compared to $9,981,000 used in operating activities in Six Months 2020. The $24,345,000 increase in cash flows provided by operating activities in Six Months 2021 was primarily the result of an increase in cash arising from net fluctuations in assets and liabilities, partially offset by net income (adjusted for non-cash items) of $7,377,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash provided by investing activities was $11,307,000 in Six Months 2021 compared to $227,000 used in investing activities in Six Months 2020. The $11,535,000 increase in net cash provided by investing activities was the result of an $5,812,000 decrease in the acquisition of invested assets, partially offset by a $6,817,000 increase in disposals of invested assets in Six Months 2021.

Net cash used in financing activities was $2,076,000 in Six Months 2021 compared to $2,030,000 used in Six Months 2020. The $47,000 increase in net cash used in financing activities was attributable to a $249,000 reduction in dividends paid offset by a $238,000 increase in purchases of treasury stock in Six Months 2021 compared to Six Months 2020.

Reinsurance

Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020 the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for Three Months 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-off”). We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2021. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
December 15, 2019
to
Line of Business	December 30, 2020

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded	25%

	Treaty Year
	July 1, 2021	December 31, 2020	July 1, 2020	December 15, 2019
	to	to	to	to
Line of Business	June 30, 2022	June 30, 2021	December 30, 2020	June 30, 2020

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses (7)	$1,000,000	$1,000,000	$750,000	$750,000
Losses per occurrence subject
to quota share
reinsurance coverage	None (7)	None (7)	$1,000,000	$1,000,000
Expiration date	NA (7)	NA (7)	December 30, 2020	December 30, 2020
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$8,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (7)	$8,000,000	$8,000,000	$8,250,000	$9,250,000
Losses per occurrence subject
to reinsurance coverage	$9,000,000	$9,000,000	$9,000,000	$10,000,000
Expiration date (7)	June 30, 2022	June 30, 2021	June 30, 2021	June 30, 2020

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	None (7)	None (7)	$7,500,000	$7,500,000
Risk retained per catastrophe
occurrence (2) (7)	$10,000,000	$10,000,000	$8,125,000	$5,625,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	$490,000,000	$475,000,000	$475,000,000	$602,500,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000 through June 30, 2020. For the period July 1, 2020 through June 30, 2022, direct losses are covered up to $9,000,000.

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

(4)	For the period July 1, 2019 through June 30, 2020, reinstatement premium protection for $292,500,000 of catastrophe coverage in excess of $7,500,000.

(5)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.

(6)	For the period July 1, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.

(7)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through June 30, 2022 is only for excess of loss and catastrophe reinsurance.

	Treaty Year
	July 1, 2021	July 1, 2020	July 1, 2019
	to	to	to
Line of Business	June 30, 2022	June 30, 2021	June 30, 2020

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	95%	100%
Risk retained	$300,000	$300,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2022	June 30, 2021	June 30, 2020

Commercial Lines (1):
General liability commercial policies
Quota share treaty		None	None
Risk retained		$750,000	$750,000
Excess of loss coverage above risk retained		$3,750,000	$3,750,000
		in excess of	in excess of
		$750,000	$750,000
Total reinsurance coverage per occurrence		$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage		$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty		None	None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Outlook

The impacts of COVID-19 and related economic conditions on our results are highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. The impact of COVID-19 on our results for the period ended June 30, 2021 may not be indicative of its impact on our results for the remainder of 2021. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part II, Item 1A- “Risk Factors” in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A- “Risk Factors” and Part II, Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2020 Annual Report filed with the SEC, and Part I, Item 2-”Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) The following table sets forth certain information with respect to purchases of common stock made by us during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

4/1/21 - 4/30/21	-	-	-	1,162,925
5/1/21 - 5/31/21	4,750	$8.08	4,750	1,158,175
6/1/21 - 6/30/21	115,800	$8.07	115,800	1,042,375
Total	120,550	$8.07	120,550	1,042,375

(1)	Purchases were made by us in open market transactions.
(2)	Up to $10,000,000 of common stock may be purchased pursuant to our repurchase plan announced on March 18, 2021; the maximum number of shares shown is based on the June 30, 2021 closing stock price.

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

KINGSTONE COMPANIES, INC.

Dated: August 16, 2021	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: August 16, 2021	By:	/s/ Richard Swartz
Richard Swartz
Principal Financial Officer

