Form 10-Q
period 2021-09-30
KINGSTONE COMPANIES, INC.
filed 2021-11-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 10,483,132 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2021 (Unaudited) and 2020 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2021 (Unaudited) and 2020 (Unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and 2020 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	72
Item 4 —	Controls and Procedures	72

PART II — OTHER INFORMATION		74
Item 1 —	Legal Proceedings	74
Item 1A —	Risk Factors	74
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 3 —	Defaults Upon Senior Securities	74
Item 4 —	Mine Safety Disclosures	74
Item 5 —	Other Information	74
Item 6 —	Exhibits	75
Signatures		76

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$9,699,504 at September 30, 2021 and $8,194,824 at December 31, 2020)	$9,166,983	$7,368,815
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$145,435,406 at September 30, 2021 and $145,045,584 at December 31, 2020)	153,289,242	157,549,272
Equity securities, at fair value (cost of $37,545,241 at September 30, 2021 and
$32,571,166 at December 31, 2020)	40,060,872	34,413,313
Other investments	7,379,111	3,518,626
Total investments	209,896,208	202,850,026
Cash and cash equivalents	36,108,088	19,463,742
Premiums receivable, net	11,309,319	11,819,639
Reinsurance receivables, net	22,962,014	45,460,729
Deferred policy acquisition costs	21,261,916	20,142,515
Intangible assets	500,000	500,000
Property and equipment, net	8,526,162	8,083,123
Other assets	9,662,834	9,262,493
Total assets	$320,226,541	$317,582,267

Liabilities
Loss and loss adjustment expense reserves	$101,044,118	$82,801,228
Unearned premiums	92,653,778	90,009,272
Advance premiums	5,325,514	2,660,354
Reinsurance balances payable	4,266,092	6,979,735
Deferred ceding commission revenue	87,846	93,519
Accounts payable, accrued expenses and other liabilities	8,700,342	8,433,233
Deferred income taxes, net	537,848	4,156,913
Long-term debt, net	29,779,746	29,647,611
Total liabilities	242,395,284	224,781,865

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 11,947,619 shares at September 30, 2021 and 11,871,307 shares at December 31, 2020; outstanding
10,476,213 shares at September 30, 2021 and 10,616,815 shares at December 31, 2020	119,476	118,713
Capital in excess of par	72,025,035	70,769,165
Accumulated other comprehensive income	6,206,680	9,880,062
Retained earnings	5,047,547	15,928,345
	83,398,738	96,696,285
Treasury stock, at cost, 1,471,406 shares at September 30, 2021
and 1,254,492 shares at December 31, 2020	(5,567,481)	(3,895,883)
Total stockholders' equity	77,831,257	92,800,402

Total liabilities and stockholders' equity	$320,226,541	$317,582,267

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues
Net premiums earned	$36,803,251	$27,521,081	$106,828,895	$81,099,387
Ceding commission revenue	(7,276)	3,448,774	37,400	10,760,087
Net investment income	1,676,596	1,494,086	5,137,867	4,771,936
Net gains (losses) on investments	204,534	2,107,876	5,480,202	(1,638,674)
Other income	280,869	250,654	577,261	772,672
Total revenues	38,957,974	34,822,471	118,061,625	95,765,408

Expenses
Loss and loss adjustment expenses	35,740,235	20,117,975	79,060,117	49,317,427
Commission expense	8,201,935	8,036,298	24,711,115	23,652,765
Other underwriting expenses	6,562,743	6,346,846	19,722,705	19,434,110
Other operating expenses	855,499	1,038,453	3,141,077	3,364,483
Depreciation and amortization	820,091	710,181	2,480,085	2,070,435
Interest expense	456,545	456,545	1,369,635	1,369,635
Total expenses	52,637,048	36,706,298	130,484,734	99,208,855

Loss before taxes	(13,679,074)	(1,883,827)	(12,423,109)	(3,443,447)
Income tax benefit	(3,060,809)	(655,971)	(2,817,108)	(1,379,578)
Net loss	(10,618,265)	(1,227,856)	(9,606,001)	(2,063,869)

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains
on available-for-sale-securities	(829,297)	1,778,478	(3,578,413)	5,938,600

Reclassification adjustment for gains
included in net loss	(335,669)	(606,969)	(1,071,439)	(560,696)
Net change in unrealized (losses) gains	(1,164,966)	1,171,509	(4,649,852)	5,377,904
Income tax benefit (expense) related to items
of other comprehensive (loss) income	244,643	(246,017)	976,470	(1,129,359)
Other comprehensive (loss) income, net of tax	(920,323)	925,492	(3,673,382)	4,248,545

Comprehensive (loss) income	$(11,538,588)	$(302,364)	$(13,279,383)	$2,184,676

Loss per common share:
Basic	$(1.01)	$(0.12)	$(0.90)	$(0.19)
Diluted	$(1.01)	$(0.12)	$(0.90)	$(0.19)

Weighted average common shares outstanding
Basic	10,523,515	10,673,077	10,622,988	10,737,853
Diluted	10,523,515	10,673,077	10,622,988	10,737,853

Dividends declared and paid per common share	$0.0400	$0.0400	$0.1200	$0.1425

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2021 and 2020

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, July 1, 2020	-	$-	11,866,254	$118,662	$69,951,549	$8,091,923	$14,973,684	1,196,109	$(3,514,340)	89,621,478
Stock-based compensation	-	-	-	-	430,896	-	-	-	-	430,896
Vesting of restricted stock awards	-	-	6,790	69	(69)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(1,737)	(18)	(9,577)	-	-	-	-	(9,595)
Acquisition of treasury stock	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	(426,990)	-	-	(426,990)
Net loss	-	-	-	-	-	-	(1,227,856)	-	-	(1,227,856)
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	925,492	-	-	-	925,492
Balance, September 30, 2020	-	$-	11,871,307	$118,713	$70,372,799	$9,017,415	$13,318,838	1,196,109	$(3,514,340)	$89,313,425

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, July 1, 2021	-	$-	11,944,220	$119,442	$71,567,797	$7,127,003	$16,086,337	1,383,077	$(4,935,933)	$89,964,646
Stock-based compensation	-	-	-	-	466,658	-	-	-	-	466,658
Vesting of restricted stock awards	-	-	4,907	49	(49)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(1,508)	(15)	(9,371)	-	-	-	-	(9,386)
Acquisition of treasury stock	-	-	-	-	-	-	-	88,329	(631,548)	(631,548)
Dividends	-	-	-	-	-	-	(420,525)	-	-	(420,525)
Net loss	-	-	-	-	-	-	(10,618,265)	-	-	(10,618,265)
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(920,323)	-	-	-	(920,323)
Balance, September 30, 2021	-	$-	11,947,619	$119,476	$72,025,035	$6,206,680	$5,047,547	1,471,406	$(5,567,481)	$77,831,257

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2021 and 2020

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income	Earnings	Shares	Amount	Total
Balance, January 1, 2020	-	$-	11,824,889	$118,248	$69,133,918	$4,768,870	$16,913,097	1,027,439	$(2,712,552)	88,221,581
Stock-based compensation	-	-	-	-	1,373,283	-	-	-	-	1,373,283
Vesting of restricted stock awards	-	-	67,686	676	(676)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(21,268)	(211)	(133,726)	-	-	-	-	(133,937)
Acquisition of treasury stock	-	-	-	-	-	-	-	168,670	(801,788)	(801,788)
Dividends	-	-	-	-	-	-	(1,530,390)	-	-	(1,530,390)
Net loss	-	-	-	-	-	-	(2,063,869)	-	-	(2,063,869)
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	4,248,545	-	-	-	4,248,545
Balance, September 30, 2020	-	$-	11,871,307	$118,713	$70,372,799	$9,017,415	$13,318,838	1,196,109	$(3,514,340)	$89,313,425

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2021	-	$-	11,871,307	$118,713	$70,769,165	$9,880,062	$15,928,345	1,254,492	$(3,895,883)	$92,800,402
Stock-based compensation	-	-	-	-	1,447,725	-	-	-	-	1,447,725
Vesting of restricted stock awards	-	-	104,030	1,040	(1,040)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(27,718)	(277)	(190,815)	-	-	-	-	(191,092)
Acquisition of treasury stock	-	-	-	-	-	-	-	216,914	(1,671,598)	(1,671,598)
Dividends	-	-	-	-	-	-	(1,274,797)	-	-	(1,274,797)
Net loss	-	-	-	-	-	-	(9,606,001)	-	-	(9,606,001)
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(3,673,382)	-	-	-	(3,673,382)
Balance, September 30, 2021	-	$-	11,947,619	$119,476	$72,025,035	$6,206,680	$5,047,547	1,471,406	$(5,567,481)	$77,831,257

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2021	2020

Cash flows from operating activities:
Net loss	$(9,606,001)	$(2,063,869)
Adjustments to reconcile net loss to net cash flows provided by (used in)
operating activities:
Net gains on sale of investments	(2,793,522)	(857,650)
Net unrealized gains on equity investments	(592,397)	2,740,489
Net unrealized gains of other investments	(2,094,283)	(244,165)
Depreciation and amortization	2,480,085	2,070,435
Bad debt expense	150,024	70,666
Amortization of bond premium, net	165,413	518,146
Amortization of discount and issuance costs on long-term debt	132,135	132,135
Stock-based compensation	1,447,725	1,373,283
Deferred income tax (benefit) expense	(2,642,595)	1,154,475
(Increase) decrease in operating assets:
Premiums receivable, net	360,296	(1,247,963)
Reinsurance receivables, net	22,498,715	(14,778,870)
Deferred policy acquisition costs	(1,119,401)	718,053
Other assets	(406,756)	(2,010,253)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	18,242,890	4,480,413
Unearned premiums	2,644,506	(2,215,602)
Advance premiums	2,665,160	1,727,744
Reinsurance balances payable	(2,713,643)	(1,652,075)
Deferred ceding commission revenue	(5,673)	(528,256)
Accounts payable, accrued expenses and other liabilities	267,109	1,147,858
Net cash flows provided by (used in) operating activities	29,079,787	(9,465,006)

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(3,175,686)	(4,041,750)
Purchase - fixed-maturity securities available-for-sale	(32,753,786)	(12,447,259)
Purchase - equity securities	(17,834,076)	(15,614,675)
Purchase - other investments	(2,000,000)	-
Redemption - fixed-maturity securities held-to-maturity	1,312,500	500,000
Sale or maturity - fixed-maturity securities available-for-sale	33,335,036	29,666,158
Sale - equity securities	14,507,384	8,103,697
Sale - real estate partnership	233,798	-
Acquisition of property and equipment	(2,923,124)	(2,238,432)
Net cash flows (used in) provided by investing activities	(9,297,954)	3,927,739

Cash flows from financing activities:
Withholding taxes paid on vested retricted stock awards	(191,092)	(133,937)
Purchase of treasury stock	(1,671,598)	(801,788)
Dividends paid	(1,274,797)	(1,530,390)
Net cash flows used in financing activities	(3,137,487)	(2,466,115)

Increase (decrease) in cash and cash equivalents	$16,644,346	$(8,003,382)
Cash and cash equivalents, beginning of period	19,463,742	32,391,485
Cash and cash equivalents, end of period	$36,108,088	$24,388,103

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$388,000
Cash paid for interest	$825,000	$825,000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 79.4% and 77.5% of KICO’s direct written premiums for the three months and nine months ended September 30, 2021, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2021 may not be indicative of the results that may be expected for the year ending December 31, 2021.

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

Accounting Changes

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplify the accounting treatment of tax law changes and year-to-date losses in interim periods. An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates. Under current guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective. This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate. Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis. However, current guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year. ASU 2019-12 removes this exception and provides that, in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those annual periods. The Company adopted this ASU as of January 1, 2021, and it did not have a material impact on the Company's condensed consolidated financial statements.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$2,002,935	$3,945	$-	$-	$2,006,880	$3,945

Political subdivisions of States,
Territories and Possessions	14,384,428	259,721	(89,844)	-	14,554,305	169,877

Corporate and other bonds
Industrial and miscellaneous	88,059,505	7,391,053	(27,577)	-	95,422,981	7,363,476

Residential mortgage and other
asset backed securities	40,988,538	561,035	(243,639)	(858)	41,305,076	316,538
Total	$145,435,406	$8,215,754	$(361,060)	$(858)	$153,289,242	$7,853,836

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,020,710	$29,190	$-	$-	$3,049,900	$29,190

Political subdivisions of States,
Territories and Possessions	5,287,561	355,541	-	-	$5,643,102	355,541

Corporate and other bonds
Industrial and miscellaneous	108,573,422	11,634,123	(13,216)	-	$120,194,329	11,620,907

Residential mortgage and other
asset backed securities (1)	28,163,891	617,368	(7,371)	(111,947)	$28,661,941	498,050
Total	$145,045,584	$12,636,222	$(20,587)	$(111,947)	$157,549,272	$12,503,688

(1)

KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2021 KICO did not have any securities pledged as collateral. As of December 31, 2020, the estimated fair value of the eligible investments was approximately $11,391,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2020, there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2021 and December 31, 2020 is shown below:

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$4,161,386	$4,184,568	$8,559,005	$8,668,064
One to five years	40,877,043	43,947,314	44,137,567	47,745,430
Five to ten years	42,375,537	46,545,324	55,508,712	63,159,775
More than 10 years	17,032,902	17,306,960	8,676,409	9,314,062
Residential mortgage and other asset backed securities	40,988,538	41,305,076	28,163,891	28,661,941
Total	$145,435,406	$153,289,242	$145,045,584	$157,549,272

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$21,934,910	$1,123,310	$(157,431)	$22,900,789
Common stocks
and exchange traded funds	15,610,331	1,620,343	(70,591)	17,160,083
Total	$37,545,241	$2,743,653	$(228,022)	$40,060,872

	December 31, 2020
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277
Common stocks
and exchange traded funds	14,473,224	1,820,512	(404,700)	15,889,036
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021			December 31, 2020
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$3,379,730	$7,379,111	$1,999,381	$1,369,245	$3,368,626

Real estate limited partnership	-	-	-	150,000	-	150,000
Total	$3,999,381	$3,379,730	$7,379,111	$2,149,381	$1,369,245	$3,518,626

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,630	$210,466	$-	$-	$940,096	$210,466

Political subdivisions of States,
Territories and Possessions	998,296	29,744	-	-	1,028,040	29,744

Exchange traded debt	304,111	-	(16,611)		287,500	(16,611)

Corporate and other bonds
Industrial and miscellaneous	7,134,946	315,285	(6,363)	-	7,443,868	308,922

Total	$9,166,983	$555,495	$(22,974)	$-	$9,699,504	$532,521

	December 31, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	$319,714

Political subdivisions of States,
Territories and Possessions	998,428	50,917	-	-	1,049,345	50,917

Corporate and other bonds
Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	455,378

Total	$7,368,815	$826,009	$-	$-	$8,194,824	$826,009

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2021 and December 31, 2020 is shown below:

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,394,102	$1,420,414	$-	$-
One to five years	1,205,500	1,301,973	2,598,193	2,777,936
Five to ten years	1,511,072	1,686,289	1,502,603	1,727,316
More than 10 years	5,056,309	5,290,828	3,268,019	3,689,572
Total	$9,166,983	$9,699,504	$7,368,815	$8,194,824

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Income:
Fixed-maturity securities	$1,288,277	$1,264,633	$4,238,746	$4,106,404
Equity securities	436,833	290,834	1,145,244	787,702
Cash and cash equivalents	9,636	1,834	11,194	89,993
Other investments	42,908	-	-
Total	1,777,654	1,557,301	5,395,184	4,984,099
Expenses:
Investment expenses	101,058	63,215	257,317	212,163
Net investment income	$1,676,596	$1,494,086	$5,137,867	$4,771,936

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $1,312,500 for the nine months ended September 30, 2021 and $500,000 for the nine months ended September 30, 2020.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $33,335,036 and $29,666,158for the nine months ended September 30, 2021 and 2020, respectively.

Proceeds from the sale of equity securities were $14,507,384and $8,103,697for the nine months ended September 30, 2021 and 2020, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$343,773	$714,162	$1,121,068	$864,814
Gross realized losses	(8,103)	(107,193)	(49,601)	(304,118)
	335,670	606,969	1,071,467	560,696

Equity securities:
Gross realized gains	639,626	199,439	2,015,574	644,111
Gross realized losses	(26,031)	(209,069)	(293,519)	(449,916)
	613,595	(9,630)	1,722,055	194,195

Other investments:
Gross realized gains	83,798	-	83,798	-
Gross realized losses	-	-	-	-
	83,798	-	83,798	-

Net realized gains	1,033,063	597,339	2,877,320	754,891

Unrealized Gains (Losses)

Equity securities:
Gross gains	(1,331,675)	1,223,779	592,397	-
Gross losses			-	(2,637,730)
	(1,331,675)	1,223,779	592,397	(2,637,730)

Other investments:
Gross gains	503,146	286,758	2,010,485	244,165
Gross losses	-	-	-	-
	503,146	286,758	2,010,485	244,165

Net unrealized gains (losses)	(828,529)	1,510,537	2,602,882	(2,393,565)

Net gains (losses) on investments	$204,534	$2,107,876	$5,480,202	$(1,638,674)

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

OTTI losses are recorded in the consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2021 and December 31, 2020, there were 25 and 16 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the nine months ended September 30, 2021 and 2020. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2021 as follows:

	September 30, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	9,106,494	(89,844)	6	-	-	-	9,106,494	(89,844)

Corporate and other
bonds industrial and
miscellaneous	1,071,100	(27,577)	1	-	-	-	1,071,100	(27,577)

Residential mortgage and other
asset backed securities	27,039,698	(243,639)	17	12,436	(858)	1	27,052,134	(244,497)

Total fixed-maturity
securities	$37,217,292	$(361,060)	24	$12,436	$(858)	1	$37,229,728	$(361,918)

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$2,006,880	$-	$-	$2,006,880

Political subdivisions of
States, Territories and
Possessions	-	14,554,305	-	14,554,305

Corporate and other
bonds industrial and
miscellaneous	94,403,401	1,019,580	-	95,422,981

Residential mortgage backed securities	-	41,305,076	-	41,305,076
Total fixed maturities	96,410,281	56,878,961	-	153,289,242
Equity securities	40,060,872	-	-	40,060,872
Total investments	$136,471,153	$56,878,961	$-	$193,350,114

	December 31, 2020
	Level 1	Level 2	Level 3	Total

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

The following table sets forth the Company’s investment in a hedge fund and real estate limited partnership both measured at Net Asset Value (“NAV”) per share as of September 30, 2021 and December 31, 2020. The Company measures these investments at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2021	December 31, 2020

Other Investments:
Hedge fund	$7,379,111	$3,368,626

Real estate limited partnership	-	150,000
Total	$7,379,111	$3,518,626

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

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of September 30, 2021 and December 31, 2020 not measured at fair value is as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,296,810	$-	$27,296,810

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Long-term debt

Senior Notes due 2022	$-	$27,272,727	$-	$27,272,727

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$9,166,983	$9,699,504	$7,368,815	$8,194,824
Cash and cash equivalents	$36,108,088	$36,108,088	$19,463,742	$19,463,742
Premiums receivable, net	$11,309,319	$11,309,319	$11,819,639	$11,819,639
Reinsurance receivables, net	$22,962,014	$22,962,014	$45,460,729	$45,460,729
Real estate, net of accumulated depreciation	$2,162,899	$3,025,000	$2,219,999	$2,705,000
Reinsurance balances payable	$4,266,092	$4,266,092	$6,979,735	$6,979,735

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2021
Premiums written	$131,609,930	$-	$(21,854,398)	$109,755,532
Change in unearned premiums	(2,911,439)	-	(15,198)	(2,926,637)
Premiums earned	$128,698,491	$-	$(21,869,596)	$106,828,895

Nine months ended September 30, 2020
Premiums written	$125,089,571	$-	$(43,813,468)	$81,276,103
Change in unearned premiums	2,215,602	-	(2,392,318)	(176,716)
Premiums earned	$127,305,173	$-	$(46,205,786)	$81,099,387

Three months ended September 30, 2021
Premiums written	$48,865,169	$-	$(7,223,526)	$41,641,643
Change in unearned premiums	(4,848,145)	-	9,753	(4,838,392)
Premiums earned	$44,017,024	$-	$(7,213,773)	$36,803,251

Three months ended September 30, 2020
Premiums written	$45,742,165	$-	$(15,747,215)	$29,994,950
Change in unearned premiums	(3,161,356)	-	687,487	(2,473,869)
Premiums earned	$42,580,809	$-	$(15,059,728)	$27,521,081

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2021 and December 31, 2020 was $5,325,514 and $2,660,354, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Nine months ended
	September 30, 2021
	2021	2020

Balance at beginning of period	$82,801,228	$80,498,611
Less reinsurance recoverables	(20,154,251)	(15,728,224)
Net balance, beginning of period	62,646,977	64,770,387

Incurred related to:
Current year	79,070,646	49,597,154
Prior years	(10,529)	(279,727)
Total incurred	79,060,117	49,317,427

Paid related to:
Current year	35,408,412	29,845,049
Prior years	17,586,958	24,068,492
Total paid	52,995,370	53,913,541

Net balance at end of period	88,711,724	60,174,273
Add reinsurance recoverables	12,332,394	24,804,751
Balance at end of period	$101,044,118	$84,979,024

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $1,220,970 and $23,826,986 for the nine months ended September 30, 2021 and 2020, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2021 and 2020 was $10,529 favorable and $279,727 favorable, respectively. Management periodically performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2018 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of September 30, 2021, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2021 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2012 to December 31, 2020 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										September 30, 2021
	For the Years Ended December 31,											Cumulative
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	Nine months ended September 30, 2021	IBNR	Number of Reported Claims by Accident Year
	(Unaudited 2012 - 2020)									(Unaudited)

2012	$9,539	$9,344	$10,278	$10,382	$10,582	$10,790	$10,791	$11,015	$10,885	$10,881	$11	4,704	(1)
2013		10,728	9,745	9,424	9,621	10,061	10,089	10,607	10,495	10,498	19	1,564
2014			14,193	14,260	14,218	14,564	15,023	16,381	16,428	16,420	141	2,138
2015				22,340	21,994	22,148	22,491	23,386	23,291	23,466	123	2,558
2016					26,062	24,941	24,789	27,887	27,966	27,520	391	2,880
2017						31,605	32,169	35,304	36,160	36,337	370	3,393
2018							54,455	56,351	58,441	59,289	1,174	4,221
2019								75,092	72,368	71,837	7,377	4,471
2020									63,083	62,858	6,644	5,822
2021										74,958	18,813	4,378
									Total	$394,064

(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business

(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Nine months ended September
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	30, 2021
	(Unaudited 2012 - 2020)									(Unaudited)

2012	$3,950	$5,770	$7,127	$8,196	$9,187	$10,236	$10,323	$10,428	$10,451	$10,544
2013		3,405	5,303	6,633	7,591	8,407	9,056	9,717	10,016	10,140
2014			5,710	9,429	10,738	11,770	13,819	14,901	15,491	15,706
2015				12,295	16,181	18,266	19,984	21,067	22,104	22,285
2016					15,364	19,001	21,106	23,974	25,234	25,639
2017						16,704	24,820	28,693	31,393	32,161
2018							32,383	44,516	50,553	51,676
2019								40,933	54,897	57,594
2020									39,045	49,945
2021										33,309
									Total	$308,999

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented	$85,065
All outstanding liabilities before 2011, net of reinsurance	110
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance	$85,175

Reported claim counts are measured on an occurrence or per event basis. A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the consolidated balance sheet is as follows:

As of
(in thousands)	September 30, 2021
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance	$85,175
Total reinsurance recoverable on unpaid losses	12,332
Unallocated loss adjustment expenses	3,537
Total gross liability for loss and LAE reserves	$101,044

Reinsurance

Effective December 15, 2019, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ policies, covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2021. Effective October 18, 2021, the Company entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provides reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Losses from freeze are excluded from the treaty. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

Treaty Year
December 15, 2019
to
Line of Business	December 30, 2020

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded	25%
	Treaty Year
	July 1, 2021	December 31, 2020	July 1, 2020	December 15, 2019
	to	to	to	to
Line of Business	June 30, 2022	June 30, 2021	December 30, 2020	June 30, 2020

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Risk retained on intial
$1,000,000 of losses (7)	$1,000,000	$1,000,000	$750,000	$750,000
Losses per occurrence subject
to quota share
reinsurance coverage	None (7)	None (7)	$1,000,000	$1,000,000
Expiration date	NA (7)	NA (7)	December 30, 2020	December 30, 2020
Excess of loss coverage and
facultative facility
coverage (1)	$8,000,000	$8,000,000	$8,000,000	$9,000,000
	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (7)	$8,000,000	$8,000,000	$8,250,000	$9,250,000
Losses per occurrence subject
to reinsurance coverage	$9,000,000	$9,000,000	$9,000,000	$10,000,000
Expiration date (7)	June 30, 2022	June 30, 2021	June 30, 2021	June 30, 2020

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	None (7)	None (7)	$7,500,000	$7,500,000
Risk retained per catastrophe
occurrence (2) (7)	$10,000,000	$10,000,000	$8,125,000	$5,625,000
Catastrophe loss coverage
in excess of
quota share coverage (3) (7)	$490,000,000	$475,000,000	$475,000,000	$602,500,000
Catastrophe stub coverage for the period from
October 18, 2021 through December 31, 2021 (8)	$5,000,000	NA	NA	NA
	in excess of
	$5,000,000
Reinstatement premium
protection (4) (5) (6)	Yes	Yes	Yes	Yes

26

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

(8)	Excludes freeze and freeze related claims.

	Treaty Year
	July 1, 2021	July 1, 2020	July 1, 2019
	to	to	to
Line of Business	June 30, 2022	June 30, 2021	June 30, 2020

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	95%	100%
Risk retained	$300,000	$300,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2022	June 30, 2021	June 30, 2020

Commercial Lines (1):
General liability commercial policies
Quota share treaty		None	None
Risk retained		$750,000	$750,000
Excess of loss coverage above risk retained		$3,750,000	$3,750,000
		in excess of	in excess of
		$750,000	$750,000
Total reinsurance coverage per occurrence		$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage		$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty		None	None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the three months and nine months ended September 30, 2020 are attributable to contracts under the 2019/2020 Treaty. There was no treaty in effect during the three months and nine months ended September 30, 2021. In addition to the treaty that was in effect during the three months and nine months ended September 30, 2020, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Provisional ceding commissions earned	$40,578	$3,460,768	$135,666	$10,621,804
Contingent ceding commissions earned	(47,854)	(11,994)	(98,266)	138,283
	$(7,276)	$3,448,774	$37,400	$10,760,087

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of September 30, 2021 and December 31, 2020, net contingent ceding commissions payable to reinsurers under all treaties was approximately $3,083,000 and $2,604,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”). KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At September 30, 2021 and December 31, 2020, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. As of September 30, 2021 KICO did not have any securities pledged to FHLBNY; furthermore, there were no borrowings under this facility during the nine months ended September 30, 2021 and 2020.

Long-term Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of long-term debt as of September 30, 2021 and December 31, 2020 is as follows:

	September 30,	December 31,
	2021	2020

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(40,552)	(64,883)
Issuance costs	(179,702)	(287,506)
Long-term debt, net	$29,779,746	$29,647,611

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

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $1,274,797 and $1,530,390 for the nine months ended September 30, 2021 and 2020, respectively. The Company’s Board of Directors approved a quarterly dividend on October 30, 2021 of $.04 per share payable in cash on December 15, 2021 to stockholders of record as of November 30, 2021 (see Note 13 - Subsequent Events).

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

The results of operations for the three months ended September 30, 2021 and 2020 include stock-based compensation expense for stock options totaling approximately $14,000 for both periods. The results of operations for the nine months ended September 30, 2021 and 2020 include stock-based compensation expense for stock options totaling approximately $43,000 and $52,000, respectively. Stock-based compensation expense related to stock options is net of estimated forfeitures of approximately 16% for the three months and nine months ended September 30, 2021 and 2020. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

No options were granted during the nine months ended September 30, 2021. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2020 was $2.40 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for grants during the following periods:

	Nine months ended
	Septemebr 30,
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

A summary of stock option activity under the Company’s 2014 Plan for the nine months ended September 30, 2021 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2021	119,966	$8.26	3.55	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired	(12,000)	$7.85	-	$-

Outstanding at September 30, 2021	107,966	$8.31	3.18	$-

Vested and Exercisable at September 30, 2021	40,000	$8.67	2.79	$-

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $6.64 closing price of the Company’s Common Stock on September 30, 2021. No options were exercised during the nine months ended September 30, 2021. The total intrinsic value of options expired during the nine months ended September 30, 2021 was $-0-, determined as of the date of expiration.

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

As of September 30, 2021, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $21,000. Unamortized compensation cost as of September 30, 2021 is expected to be recognized over a remaining weighted-average vesting period of 0.63 years.

As of September 30, 2021, there were 510,749 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the nine months ended September 30, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2021	370,964	$9.96	$3,990,999

Granted	321,335	$6.95	$2,233,366
Vested	(104,870)	$9.60	$(1,006,771)
Forfeited	(14,745)	$-	$-

Balance at September 30, 2021	572,684	$8.70	$5,217,594

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended September 30, 2021 and 2020, stock-based compensation for these grants was approximately $452,000 and $416,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2021 and 2020, stock-based compensation for these grants was approximately $1,405,000 and $1,321,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

Employee Stock Purchase Plan

On June 19, 2021, the Company’s Board of Directors adopted the Employee Stock Purchase Plan (the “Purchase Plan”), subject to stockholder approval. Such approval was obtained on August 10, 2021. The purpose of the Purchase Plan is to provide eligible employees of the Company with an opportunity to use payroll deductions to purchase shares of Common Stock of the Company. The maximum number of shares of Common Stock that may be purchased under the Purchase Plan is 750,000, subject to adjustment as provided for in the Purchase Plan. The Plan was effective November 1, 2021.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2021	2020

Deferred tax asset:
Net operating loss carryovers (1)	$2,714,766	$-
Claims reserve discount	1,186,698	838,030
Unearned premium	4,115,130	3,880,275
Deferred ceding commission revenue	18,448	19,639
Other	693,141	648,691
Total deferred tax assets	8,728,183	5,386,635

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,465,002	4,229,928
Intangible asset	105,000	105,000
Depreciation and amortization	697,742	954,446
Net unrealized gains of securities - available-for-sale	3,238,744	3,494,631
Total deferred tax liabilities	9,266,031	9,543,548

Net deferred income tax liability	$(537,848)	$(4,156,913)

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2021	2020	Expiration

Federal only, current year (A)	$2,714,766	$1,200,056
NOL carried back	-	(1,200,056)
Federal only, current year	$2,714,766	$-	None

State only (B)	2,049,485	1,815,546	December 31, 2040
Valuation allowance	(2,049,485)	(1,815,546)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$2,714,766	$-

(A)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 and 2019 NOLs. The Company elected on its 2019 federal income tax return to carry back the 2019 NOL to tax years 2014 and 2015. The Company elected on its 2020 federal income tax return to carry back the 2020 NOL to tax year 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2020 and 2019.

(B)

Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2021 and December 31, 2020 was approximately $31,531,000 and $27,931,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive loss within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2041.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2021 and 2020. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2018 through December 31, 2020 remain subject to examination.

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

The computation of diluted earnings/(loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the nine months ended September 30, 2021, no options were included in the computation of diluted earnings per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings/(loss) per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Weighted average number of shares outstanding	10,523,515	10,673,077	10,622,988	10,737,853

Effect of dilutive securities, common share equivalents:
Stock options	-	-	-	-
Restricted stock awards	-	-	-	-

Weighted average number of shares outstanding,
used for computing diluted earnings per share	10,523,515	10,673,077	10,622,988	10,737,853

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended	Nine months ended
Lease cost	September 30, 2021	September 30, 2021
Operating leases	$57,459	$172,377
Short-term leases	-	-
Total lease cost (1)	$57,459	$172,377

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$66,531	$198,040
Discount rate	5.50%	5.50%
Remaining lease term in years	6 years	6 years

(1)	Included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of September 30, 2021:

For the Year
Ending
December 31,	Total
Remainder of 2021	$66,531
2022	273,831
2023	283,415
2024	140,739
2025	94,799
Thereafter	98,117
Total undiscounted lease payments	957,432
Less: present value adjustment	104,438
Operating lease liability	$852,994

Rent expense for the three months ended September 30, 2021 and 2020 amounted to $57,459 and $61,297, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 amounted to $172,377 and $183,891, respectively. Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

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

Note 12 – Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of September 30, 2021 and December 31, 2020 amounted to $831,441 and $763,789, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the nine months ended September 30, 2021 and 2020.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2021 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Reinsurance

Effective October 18, 2021, the Company entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provides reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Losses from freeze are excluded from the treaty (see Note 6 – Property and Casualty Insurance Activity - “Reinsurance”).

Dividends Declared

On October 30, 2021, the Company’s Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on December 15, 2021 to stockholders of record as of the close of business on November 30, 2021 (see Note 8 – Stockholders’ Equity).

Nor’easter

The Company received 86 claims from a nor’easter that occurred during the month of October 2021 and does not expect a material amount of additional claims, if any, to be filed subsequent to November 15, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months and nine months ended September 30, 2021, respectively, 79.4% and 77.5% of KICO’s direct written premiums came from the New York policies.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of September 30, 2021, there are no commercial liability policies in-force. As of September 30, 2021, these expired policies represent approximately 20.3% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

Consolidated Results of Operations

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2021	2020	Change	Percent
Revenues
Direct written premiums	$131,610	$125,090	$6,520	5.2%
Assumed written premiums	-	-	-	na %
	131,610	125,090	6,520	5.2%
Ceded written premiums
Ceded to quota share treaties	374	24,562	(24,188)	(98.5)%
Ceded to excess of loss treaties	2,057	1,482	575	38.8%
Ceded to catastrophe treaties	19,423	17,770	1,653	9.3%
Total ceded written premiums	21,854	43,814	(21,960)	(50.1)%

Net written premiums	109,756	81,276	28,480	35.0%

Change in unearned premiums
Direct and assumed	(2,911)	2,216	(5,127)	na
Ceded to quota share treaties	(15)	(2,392)	2,377	99.4%
Change in net unearned premiums	(2,926)	(176)	(2,750)	(1,562.5)%

Premiums earned
Direct and assumed	128,698	127,305	1,393	1.1%
Ceded to reinsurance treaties	(21,869)	(46,206)	24,337	52.7%
Net premiums earned	106,829	81,099	25,730	31.7%

Ceding commission revenue	37	10,760	(10,723)	(99.7)%
Net investment income	5,138	4,772	366	7.7%
Net gains (losses) on investments	5,480	(1,639)	7,119	na %
Other income	577	773	(196)	(25.4)%
Total revenues	118,062	95,765	22,296	23.3%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	67,739	52,737	15,002	28.4%
Losses from catastrophes (1)	12,541	20,407	(7,866)	(38.5)%
Total direct and assumed loss and loss adjustment expenses	80,280	73,144	7,136	9.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	860	13,794	(12,934)	(93.8)%
Losses from catastrophes (1)	360	10,033	(9,673)	(96.4)%
Total ceded loss and loss adjustment expenses	1,220	23,827	(22,607)	(94.9)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	66,879	38,943	27,936	71.7%
Losses from catastrophes (1)	12,181	10,374	1,807	17.4%
Net loss and loss adjustment expenses	79,060	49,317	29,743	60.3%

Commission expense	24,711	23,653	1,058	4.5%
Other underwriting expenses	19,723	19,434	289	1.5%
Other operating expenses	3,141	3,364	(223)	(6.6)%
Depreciation and amortization	2,480	2,070	410	19.8%
Interest expense	1,370	1,370	-	-%
Total expenses	130,485	99,209	31,277	31.5%

Loss before taxes	(12,423)	(3,443)	(8,980)	(260.8)%
Income tax benefit	(2,817)	(1,379)	(1,438)	(104.3)%
Net loss	$(9,606)	$(2,064)	$(7,542)	(365.4)%

(1)

The nine months ended September 30, 2021 and 2020 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Nine months ended September 30,
	2021	2020	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	74.0%	60.8%	13.2	21.7%
Net underwriting expense ratio	41.0%	38.9%	2.1	5.4%
Net combined ratio	115.0%	99.7%	15.3	15.3%

Direct Written Premiums

Direct written premiums during the nine months ended September 30, 2021 (“Nine Months 2021”) were $131,610,000 compared to $125,090,000 during the nine months ended September 30, 2020 (“Nine Months 2020”). The increase of $6,520,000, or 5.2%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Nine Months 2021 were $124,593,000, an increase of $4,995,000, or 4.2%, from $119,598,000 in Nine Months 2020. Direct written premiums from our livery physical damage business for Nine Months 2021 were $6,837,000, an increase of $1,370,000, or 25.1%, from $5,467,000 in Nine Months 2020. The increase in livery physical damage direct written premiums is due to the declining effect of the COVID-19 pandemic in our geographic area.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $29,620,000 in Nine Months 2021 compared to $24,293,000 in Nine Months 2020. Direct written premiums from our Core business were $101,990,000 in Nine Months 2021 compared to $100,796,000 in Nine Months 2020.

Net Written Premiums and Net Premiums Earned

Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for Nine Months 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-Off”). The following table describes the quota share reinsurance ceding rates in effect during Nine Months 2021 and Nine Months 2020. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

	Nine months ended September 30,
	2021	2020

Quota share reinsurance rates
Personal lines
2019/2020 Treaty	n/a	25% (1)
2018/2019 Treaty	n/a	10% (2)

(1)	The 2019/2020 Treaty was effective from December 15, 2019 through December 30, 2020 with a quota share reinsurance rate of 25%.

(2)	The 2018/2019 Treaty expired on a run-off basis from July 1, 2019 through June 30, 2020.

Net written premiums increased $28,480,000, or 35.0%, to $109,756,000 in Nine Months 2021 from $81,276,000 in Nine Months 2020. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in net written premiums in Nine Months 2021 was attributable to the expiration of the 2019/2020 Treaty on December 30, 2020 on a cut-off basis (see table above). In Nine Months 2021, our premiums ceded under quota share treaties decreased by $24,188,000 in comparison to ceded premiums in Nine Months 2020. Our personal lines business was subject to the 2019/2020 Treaty from December 15, 2019 through December 30, 2020. Our personal lines business was subject to the 2018/2019 Treaty through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force continued to be ceded under the 10% quota share rate until such policies expired (run-off) over the next year. The 2019/2020 run-off period was from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Nine Months 2021, our ceded excess of loss reinsurance premiums increased by $575,000 over the comparable ceded premiums for Nine Months 2020. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Nine Months 2021, our premiums ceded under catastrophe treaties increased by $1,653,000 over the comparable ceded premiums in Nine Months 2020. The change was due to an increase in reinsurance rates effective July 1, 2020, partially offset by a decrease in our limit effective July 1, 2020. Through September 30, 2020, our ceded catastrophe premiums were paid based on the total direct written premiums subject to the catastrophe reinsurance treaty. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through September 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks projected as of August 31, 2021.

Net premiums earned

Net premiums earned increased $25,730,000, or 31.7%, to $106,829,000 in Nine Months 2021 from $81,099,000 in Nine Months 2020. The increase was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine Months ended September 30,
($ in thousands)	2021	2020	Change	Percent

Provisional ceding commissions earned	$136	$10,622	$(10,486)	(98.7)%
Contingent ceding commissions earned	(99)	138	(237)	n/a

Total ceding commission revenue	$37	$10,760	$(10,723)	(99.7)%

Ceding commission revenue was $37,000 in Nine Months 2021 compared to $10,760,000 in Nine Months 2020. The decrease of $10,723,000 was due to a decrease in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

Through December 30, 2020, we received a provisional ceding commission based on ceded written premiums. The $10,486,000 decrease in provisional ceding commissions earned was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

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

Net Investment Income

Net investment income was $5,138,000 in Nine Months 2021 compared to $4,772,000 in Nine Months 2020, an increase of $366,000, or 7.7%. The average yield on invested assets was 3.42% as of September 30, 2021 compared to 3.51% as of September 30, 2020.

Cash and invested assets were $246,004,000 as of September 30, 2021 compared to $220,749,000 as of September 30, 2020. The $25,255,000 increase in cash and invested assets was primarily attributable to the return of premiums ceded, net of ceding commissions, at the expiration of the 2019/2020 Treaty and by an increase in unrealized gains during the periods after September 30, 2020.

Net Gains and Losses on Investments

Net gains on investments were $5,480,000 in Nine Months 2021 compared to net losses of $1,639,000 in Nine Months 2020. Unrealized gains on our equity securities and other investments in Nine Months 2021 were $2,603,000, compared to unrealized losses of $2,394,000 in Nine Months 2020. Realized gains on sales of investments were $2,877,000 in Nine Months 2021 compared to a gain of $755,000 in Nine Months 2020.

Other Income

Other income was $577,000 in Nine Months 2021 compared to $773,000 in Nine Months 2020. The decrease of $196,000, or 25.4%, was primarily due to the elimination of fees in our commercial lines business that was in run-off in Nine Months 2020, a result of our decision in July 2019 to no longer underwrite this line of business.

Net Loss and LAE

Net loss and LAE was $79,060,000 for Nine Months 2021 compared to $49,317,000 for Nine Months 2020. The net loss ratio was 74.0% in Nine Months 2021 compared to 60.8% in Nine Months 2020, an increase of 13.2 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

The loss ratio during Nine Months 2021 was higher than Nine Months 2020 due to an elevated frequency of liability claims, as well as a higher impact from large fire losses and water damage claims. The elevated reported liability claim frequency began in early 2021 for both Homeowners and Dwelling Fire lines. Liability frequency has improved since June 2021 for Homeowners, our largest line of business, but remains elevated for Dwelling Fire. This is suspected to be related to the COVID-19 pandemic and is expected to return to a more typical level as people return to work. The impact of water damage claims during Nine Months 2021 was higher than the prior year period but was in line with the long-term average.

The impact of catastrophe losses was high for Nine Months 2021. The winter was mild, but there were five catastrophe events during the three months ended September 30, 2021, including three named storms, Elsa, Henri and Ida. Ida was one of the largest catastrophe events in the company’s history, resulting in over 1,500 reported claims. The estimated net impact of Ida is $9,600,000, or a 9.0-point impact on the year-to-date loss ratio. The total impact of all catastrophe events on the loss ratio is 11.5 points for Nine Months 2021. This compares to a 12.8 points impact from catastrophe events for Nine Months 2020, which also had a mild winter but was heavily impacted by Tropical Storm Isaias in the three months ended September 30, 2020.

Prior year development continued to be stable for Nine Months 2021. There was an overall favorable development of $11,000, which had a marginal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $24,711,000 in Nine Months 2021 or 19.2% of direct earned premiums. Commission expense was $23,653,000 in Nine Months 2020 or 18.6% of direct earned premiums. The increase in the rate is due to an increase in the estimate for annual contingent commissions for Nine Months 2021 as compared to Nine Months 2020.

Other Underwriting Expenses

Other underwriting expenses were $19,723,000 in Nine Months 2021 compared to $19,434,000 in Nine Months 2020. The modest increase of $289,000, or 1.5%, was primarily due to an initiative to reduce expenses with the use of technology.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $7,592,000 in Nine Months 2021 compared to $8,177,000 in Nine Months 2020. The decrease of $585,000, or 7.2%, compares favorably with the 4.2% increase in personal lines direct written premiums. The decrease in employment costs was attributable to staff reductions.

Our net underwriting expense ratio in Nine Months 2021 was 41.0% compared to 38.9% in Nine Months 2020. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,		Percentage
	2021	2020	Point Change

Other underwriting expenses
Employment costs	7.1%	10.1%	(3.0)
Underwriting fees (inspections/data services)	1.4	2.8	(1.4)
IT expenses	3.0	2.6	0.4
Other expenses	7.0	8.4	(1.4)
Total other underwriting expenses	18.5	23.9	(5.4)

Commission expense	23.1	29.2	(6.1)

Ceding commission revenue
Provisional	(0.1)	(13.1)	13.0
Contingent	0.1	(0.2)	0.3
Total ceding commission revenue	-	(13.3)	13.3

Other income	(0.6)	(0.9)	0.3

Net underwriting expense ratio	41.0%	38.9%	2.1

The overall 13.3 percentage point decrease in the benefit from ceding commissions in Nine Months 2020 was driven by the reduction in provisional ceding commission revenue due to the expiration of the 2019/2020 Treaty on December 30, 2020. The components of our net underwriting expense ratio related to other underwriting expenses and commissions decreased in all categories due to more retention, given the reduction of ceded premiums after the expiration of the 2019/2020 Treaty on December 30, 2020, resulting in an 11.5 percentage point decrease in these components of the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $3,141,000 for Nine Months 2021 compared to $3,364,000 for Nine Months 2020. The decrease in Nine Months 2021 of $223,000, or 6.6%, as compared to Nine Months 2020 was primarily due to a decrease in professional fees. This aforementioned decrease was partially offset by an increase in employment costs due to fluctuations in deferred compensation liability related to changes in the underlying invested portfolio and compensation paid pursuant to a relinquishment agreement with Dale A. Thatcher, our former Chef Executive Officer (see Note 11 to the condensed consolidated financial statements).

Depreciation and Amortization

Depreciation and amortization was $2,480,000 in Nine Months 2021 compared to $2,070,000 in Nine Months 2020. The increase of $410,000, or 19.8%, in depreciation and amortization was primarily due to depreciation of new system platforms for policy and claims management and newly purchased assets used to upgrade our other systems.

Interest Expense

Interest expense was $1,370,000 for both Nine Months 2021 and Nine Months 2020. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax benefit in Nine Months 2021 was $2,817,000, which resulted in an effective tax expense rate of 22.7%. Income tax benefit in Nine Months 2020 was $1,379,000, which resulted in an effective tax expense rate of 40.1%. Loss before taxes was $12,423,000 in Nine Months 2021 compared to loss before taxes of $3,443,000 in Nine Months 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 NOLs. We elected on our 2020 federal income tax return to carry back the entire annual 2020 NOL of $5,715,000 to tax year 2015. The corporate tax rate in 2015 was 34%, compared to the corporate tax rate of 21% in 2020.

Net Loss

Net loss was $9,606,000 in Nine Months 2021 compared to net loss of $2,064,000 in Nine Months 2020. The increase in net loss of $7,542,000 was due to the circumstances described above, which caused the increases in net loss ratio, commission expense, other underwriting expenses, depreciation and amortization, and decrease in ceding commission revenue and other income, partially offset by the increases in our net premiums earned, net investment income, net gains on investments, and income tax benefit, and decreases in other operating expenses.

Three Months Ended September 30, 2021Compared to Three Months Ended September 30, 2020

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2021	2020	Change	Percent
Revenues
Direct written premiums	$48,865	$45,743	$3,122	6.8%
Assumed written premiums	-	-	-	na %
	48,865	45,743	3,122	6.8%
Ceded written premiums
Ceded to quota share treaties	139	8,962	(8,823)	(98.4)%
Ceded to excess of loss treaties	998	535	463	86.5%
Ceded to catastrophe treaties	6,086	6,251	(165)	(2.6)%
Total ceded written premiums	7,223	15,748	(8,525)	(54.1)%

Net written premiums	41,642	29,995	11,647	38.8%

Change in unearned premiums
Direct and assumed	(4,848)	(3,161)	(1,687)	(53.4)%
Ceded to quota share treaties	10	688	(678)	(98.5)%
Change in net unearned premiums	(4,838)	(2,473)	(2,365)	(95.6)%

Premiums earned
Direct and assumed	44,017	42,581	1,436	3.4%
Ceded to reinsurance treaties	(7,214)	(15,060)	7,846	52.1%
Net premiums earned	36,803	27,521	9,282	33.7%

Ceding commission revenue	(7)	3,449	(3,456)	na %
Net investment income	1,677	1,494	183	12.2%
Net gains on investments	204	2,107	(1,903)	(90.3)%
Other income	281	251	30	12.0%
Total revenues	38,958	34,822	4,136	11.9%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	23,643	15,656	7,987	51.0%
Losses from catastrophes (1)	12,435	18,069	(5,634)	na %
Total direct and assumed loss and loss adjustment expenses	36,078	33,725	2,353	7.0%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	(22)	4,202	(4,224)	na %
Losses from catastrophes (1)	360	9,405	(9,045)	(96.2)%
Total ceded loss and loss adjustment expenses	338	13,607	(13,269)	(97.5)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	23,665	11,454	12,211	106.6%
Losses from catastrophes (1)	12,075	8,664	3,411	39.4%
Net loss and loss adjustment expenses	35,740	20,118	15,622	77.7%

Commission expense	8,202	8,036	166	2.1%
Other underwriting expenses	6,563	6,347	216	3.4%
Other operating expenses	855	1,038	(183)	(17.6)%
Depreciation and amortization	820	710	110	15.5%
Interest expense	457	457	-	-%
Total expenses	52,637	36,706	15,931	43.4%

Loss before taxes	(13,679)	(1,884)	(11,795)	(626.1)%
Income tax benefit	(3,061)	(656)	(2,405)	(366.6)%
Net loss	$(10,618)	$(1,228)	$(9,390)	(764.7)%

(1)

The three months ended September 30, 2021 and 2020 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2021 (“Three Months 2021”) were $48,865,000 compared to $45,743,000 during the three months ended September 30, 2020 (“Three Months 2020”). The increase of $3,122,000, or 6.8%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Three Months 2021 were $45,985,000, an increase of $2,344,000, or 5.4%, from $43,641,000 in Three Months 2020. Direct written premiums from our livery physical damage business for Three Months 2021 were $2,814,000, an increase of $768,000, or 37.5%, from $2,046,000 in Three Months 2020. The increase in livery physical damage direct written premiums is due to the declining effect of the COVID-19 pandemic in our geographic area.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $10,049,000 in Three Months 2021 compared to $9,197,000 in Three Months 2020. Direct written premiums from our Core business were $38,816,000 in Three Months 2021 compared to $36,545,000 in Three Months 2020.

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

Net written premiums increased $11,647,000, or 38.8%, to $41,642,000 in Three Months 2021 from $29,995,000 in Three Months 2020. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in net written premiums in Three Months 2021 was attributable to the expiration of the 2019/2020 Treaty on December 30, 2020 on a cut-off basis (see table above). In Three Months 2021, our premiums ceded under quota share treaties decreased by $8,823,000 in comparison to ceded premiums in Three Months 2020. Our personal lines business was subject to the 2019/2020 Treaty from December 15, 2019 through December 30, 2020.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2021, our ceded excess of loss reinsurance premiums increased by $463,000 over the comparable ceded premiums for Three Months 2020. The increase was due to an increase in premiums subject to excess of loss reinsurance.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2021, our premiums ceded under catastrophe treaties decreased by $165,000 over the comparable ceded premiums in Three Months 2020. The change was due to a decrease in reinsurance rates effective July 1, 2021, partially offset by an increase in our limit effective July 1, 2021. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through September 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks projected as of August 31, 2021.

Net premiums earned

Net premiums earned increased $9,282,000, or 33.7%, to $36,803,000 in Three Months 2021 from $27,521,000 in Three Months 2020. The increase was due to the expiration of the 2019/2020 Treaty on December 30, 2020 on a cut-off basis.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three Months ended September 30,
($ in thousands)	2021	2020	Change	Percent

Provisional ceding commissions earned	$41	$3,461	$(3,420)	(98.8)%
Contingent ceding commissions earned	(48)	(12)	(36)	(300.0)%

Total ceding commission revenue	$(7)	$3,449	$(3,456)	na

Ceding commission revenue was $(7,000) in Three Months 2021 compared to $3,449,000 in Three Months 2020. The decrease of $3,456,000 was due to a decrease in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

Through December 30, 2020, we received a provisional ceding commission based on ceded written premiums. The $3,420,000 decrease in provisional ceding commissions earned was due to the expiration of the 2019/2020 Treaty on December 30, 2020 on a cut-off basis.

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

Net Investment Income

Net investment income was $1,677,000 in Three Months 2021 compared to $1,494,000 in Three Months 2020, an increase of $183,000, or 12.2%. The average yield on invested assets was 3.42% as of September 30, 2021 compared to 3.51% as of September 30, 2020.

Cash and invested assets were $246,004,000 as of September 30, 2021 compared to $220,749,000 as of September 30, 2020. The $25,255,000 increase in cash and invested assets was primarily attributable to the return of premiums ceded, net of ceding commissions, at the expiration of the 2019/2020 Treaty and by an increase in unrealized gains during the periods after September 30, 2020.

Net Gains and Losses on Investments

Net gains on investments were $204,000 in Three Months 2021 compared to $2,107,000 in Three Months 2020. Unrealized losses on our equity securities and other investments in Three Months 2021 were $829,000, compared to a gain of $1,501,000 in Three Months 2020. Realized gains on sales of investments were $1,033,000 in Three Months 2021 compared to $597,000 in Three Months 2020.

Other Income

Other income was $281,000 in Three Months 2021 compared to $251,000 in Three Months 2020. The increase of $30,000, or 12.0%, was primarily due to additional fees income related to the growth in direct written premiums.

Net Loss and LAE

Net loss and LAE was $35,740,000 for Three Months 2021 compared to $20,118,000 for Three Months 2020. The net loss ratio was 97.1% in Three Months 2021 compared to 73.1% in Three Months 2020, an increase of 24.0 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Three Months 2021, the loss ratio was higher than Three Months 2020 mainly due to the impact of catastrophe events, an elevated frequency of liability claims from the Dwelling Fire line, and a higher frequency of large fire losses.

The impact of catastrophe losses was significant for Three Months 2021. There were five catastrophe events during Three Months 2021, including three named storms, Elsa, Henri and Ida. Ida was one of the largest catastrophe events in the company’s history, resulting in over 1,500 reported claims. The estimated net impact of Ida is $9.6 million, or a 26.1 point impact on the quarterly loss ratio. The total impact of all catastrophe events on the loss ratio is 33.1 points for the quarter. This compares to a 31.5-point impact from catastrophe events in Three Months 2020, which was heavily impacted by Tropical Storm Isaias.

Prior year development continued to be stable for Three Months 2021. The loss estimates from all prior years were adjusted down by $2,000, which had a marginal impact on the loss ratio.

The underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) was 64.0% for Three Months 2021, an increase of 22.0 points from the 42.0% underlying loss ratio recorded for Three Months 2020. The higher 2021 loss ratio was primarily due to large fire claims and an increase in liability claims frequency for the Dwelling Fire line, which is suspected to be related to the COVID-19 pandemic.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,202,000 in Three Months 2021 or 18.6% of direct earned premiums. Commission expense was $8,036,000 in Three Months 2020 or 18.9% of direct earned premiums. The increase in the rate is due to an increase in the estimate for annual contingent commissions for Three Months 2021 as compared to Three Months 2020.

Other Underwriting Expenses

Other underwriting expenses were $6,563,000 in Three Months 2021 compared to $6,347,000 in Three Months 2020. The increase of $216,000, or 3.4%, was primarily due an increase in consulting fees and IT expense as part of an initiative to reduce overall expenses with the use of technology. This initiative resulted in a decrease or modest increase in the remaining other underwriting expenses.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,513,000 in Three Months 2021 compared to $2,835,000 in Three Months 2020. The decrease of $322,000, or 11.4%, compares favorably with the 5.4% increase in personal lines direct written premiums. The decrease in employment costs was attributable to staff reductions.

Our net underwriting expense ratio in Three Months 2021 was 39.3% compared to 38.8% in Three Months 2020. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	September 30,		Percentage
	2021	2020	Point Change

Other underwriting expenses
Employment costs	6.8%	10.3%	(3.5)
Underwriting fees (inspections/data services)	1.3	2.4	(1.1)
IT expenses	2.9	2.7	0.2
Other expenses	6.9	7.7	(0.8)
Total other underwriting expenses	17.9	23.1	(5.2)

Commission expense	22.3	29.2	(6.9)

Ceding commission revenue
Provisional	(0.1)	(12.6)	12.5
Contingent	0.1	-	0.1
Total ceding commission revenue	-	(12.6)	12.6

Other income	(0.9)	(0.9)	-

Net underwriting expense ratio	39.3%	38.8%	0.5

The overall 12.6 percentage point decrease in the benefit from ceding commissions in Three Months 2021 was driven by the reduction in provisional ceding commission revenue due to the expiration of the 2019/2020 Treaty on December 30, 2020. The components of our net underwriting expense ratio related to other underwriting expenses and commissions decreased in all categories due to more retention after the expiration of the 2019/2020 Treaty on December 30, 2020, resulting in a 12.1 percentage point decrease in these components of the net underwriting expense ratio.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $855,000 for Three Months 2021 compared to $1,038,000 for Three Months 2020. The decrease in Three Months 2021 of $183,000, or 17.6%, as compared to Three Months 2020 was primarily due to a decrease in professional fees and employment costs.

Depreciation and Amortization

Depreciation and amortization was $820,000 in Three Months 2021 compared to $710,000 in Three Months 2020. The increase of $110,000, or 15.5%, in depreciation and amortization was primarily due to depreciation of new system platforms for policy and claims management and newly purchased assets used to upgrade our other systems.

Interest Expense

Interest expense was $457,000 for both Three Months 2021 and Three Months 2020. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax benefit in Three Months 2021 was $3,061,000, which resulted in an effective tax expense rate of 22.4%. Income tax benefit in Three Months 2020 was $656,000, which resulted in an effective tax expense rate of 34.8%. Loss before taxes was $13,679,000 in Three Months 2021 compared to loss before taxes of $1,884,000 in Three Months 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 NOLs. We elected on our 2020 federal income tax return to carry back the entire annual 2020 NOL of $5,715,000 to tax year 2015. The corporate tax rate in 2015 was 34%, compared to the corporate tax rate of 21% in 2020.

Net Loss

Net loss was $10,618,000 in Three Months 2021 compared to net loss of $1,228,000 in Three Months 2020. The increase in net loss of $9,390,000 was due to the circumstances described above, which caused the increases in net loss ratio, commission expense, other underwriting expenses, depreciation and amortization, and decreases in ceding commission revenue and net gains on investments, partially offset by increases in our net premiums earned, net investment income, other income and income tax benefit and a decrease in other operating expenses.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Gross premiums written:
Personal lines(3)	$45,984,939	$43,640,603	$124,593,302	$119,598,207
Livery physical damage	2,813,571	2,045,746	6,836,999	5,466,552
Other(1)	66,659	62,664	180,485	192,395
Total without commercial lines	48,865,169	45,749,013	131,610,786	125,257,154
Commercial lines (in run-off effective July 2019)(2)	-	(6,848)	(856)	(167,583)
Total gross premiums written	$48,865,169	$45,742,165	$131,609,930	$125,089,571

Net premiums written:
Personal lines(3)	$38,762,235	$27,916,850	$102,741,368	$76,231,996
Livery physical damage	2,813,571	2,045,746	6,836,999	5,466,552
Other(1)	65,837	50,625	178,021	151,783
Total without commercial lines	41,641,643	30,013,221	109,756,388	81,850,331
Commercial lines (in run-off effective July 2019)(2)	-	(18,271)	(856)	(574,228)
Total net premiums written	$41,641,643	$29,994,950	$109,755,532	$81,276,103

Net premiums earned:
Personal lines(3)	$34,715,708	$25,220,883	$101,054,415	$71,434,757
Livery physical damage	2,028,786	2,014,458	5,598,605	6,803,475
Other(1)	58,757	49,939	176,731	149,087
Total without commercial lines	36,803,251	27,285,280	106,829,751	78,387,319
Commercial lines (in run-off effective July 2019)(2)	-	235,801	(856)	2,712,068
Total net premiums earned	$36,803,251	$27,521,081	$106,828,895	$81,099,387

Net loss and loss adjustment expenses(4):
Personal lines	$32,958,728	$18,657,325	$72,353,668	$41,810,950
Livery physical damage	1,766,989	648,520	3,469,465	1,798,210
Other(1)	180,995	29,104	434,816	5,465
Unallocated loss adjustment expenses	867,675	827,031	2,783,547	2,839,359
Total without commercial lines	35,774,387	20,161,980	79,041,496	46,453,984
Commercial lines (in run-off effective July 2019)(2)	(34,152)	(44,005)	18,621	2,863,443
Total net loss and loss adjustment expenses	$35,740,235	$20,117,975	$79,060,117	$49,317,427

Net loss ratio(4):
Personal lines	94.9%	74.0%	71.6%	58.5%
Livery physical damage	87.1%	32.2%	62.0%	26.4%
Other(1)	308.0%	58.3%	246.0%	3.7%
Total without commercial lines	97.2%	73.9%	74.0%	59.3%

Commercial lines (in run-off effective July 2019)(2)	na	-18.7%	74.0%	105.6%
Total	97.1%	73.1%	74.0%	60.8%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates, effective December 31, 2020, December 15, 2019 and July 1, 2019.
(4)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and nine months ended September 30, 2021 and 2020.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues
Net premiums earned	$36,803,251	$27,521,081	$106,828,895	$81,099,387
Ceding commission revenue	(7,276)	3,448,774	37,400	10,760,087
Net investment income	1,676,596	1,494,086	5,137,867	4,771,316
Net gains (losses) on investments	214,085	2,073,245	5,380,909	(1,580,398)
Other income	322,705	248,824	617,257	754,943
Total revenues	39,009,361	34,786,010	118,002,328	95,805,335

Expenses
Loss and loss adjustment expenses	35,740,235	20,117,975	79,060,117	49,317,427
Commission expense	8,201,935	8,036,298	24,711,115	23,652,765
Other underwriting expenses	6,562,743	6,346,846	19,722,705	19,434,110
Depreciation and amortization	780,906	676,989	2,374,203	1,970,859
Total expenses	51,285,819	35,178,108	125,868,140	94,375,161

(Loss) income from operations	(12,276,458)	(392,098)	(7,865,812)	1,430,174
Income tax benefit	(2,633,026)	(203,922)	(1,812,195)	(24,888)
Net (loss) income	$(9,643,432)	$(188,176)	$(6,053,617)	$1,455,062

Key Measures:
Net loss ratio	97.1%	73.1%	74.0%	60.8%
Net underwriting expense ratio	39.3%	38.8%	41.0%	38.9%
Net combined ratio	136.4%	111.9%	115.0%	99.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,764,678	$14,383,144	$44,433,820	$43,086,875
Less: Ceding commission revenue	7,276	(3,448,774)	(37,400)	(10,760,087)
Less: Other income	(322,705)	(248,824)	(617,257)	(754,943)
Net underwriting expenses	$14,449,249	$10,685,546	$43,779,163	$31,571,845

Net premiums earned	$36,803,251	$27,521,081	$106,828,895	$81,099,387

Net Underwriting Expense Ratio	39.3%	38.8%	41.0%	38.9%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Nine months ended September 30, 2021
Written premiums	$131,609,930	$-	$(21,854,398)	$109,755,532
Change in unearned premiums	(2,911,439)	-	(15,198)	(2,926,637)
Earned premiums	$128,698,491	$-	$(21,869,596)	$106,828,895

Loss and loss adjustment expenses exluding
the effect of catastrophes	$67,633,915	$-	$(860,490)	$66,773,425
Catastrophe loss	12,647,172	-	(360,480)	12,286,692
Loss and loss adjustment expenses	$80,281,087	$-	$(1,220,970)	$79,060,117

Loss ratio excluding the effect of catastrophes	52.6%	0.0%	3.9%	62.5%
Catastrophe loss	9.8%	0.0%	1.6%	11.5%
Loss ratio	62.4%	0.0%	5.5%	74.0%

Nine months ended September 30, 2020
Written premiums	$125,089,571	$-	$(43,813,468)	$81,276,103
Change in unearned premiums	2,215,602	-	(2,392,318)	(176,716)
Earned premiums	$127,305,173	$-	$(46,205,786)	$81,099,387

Loss and loss adjustment expenses exluding
the effect of catastrophes	$52,736,775	$-	$(13,794,461)	$38,942,314
Catastrophe loss	20,407,638	-	(10,032,525)	10,375,113
Loss and loss adjustment expenses	$73,144,413	$-	$(23,826,986)	$49,317,427

Loss ratio excluding the effect of catastrophes	41.4%	0.0%	29.9%	48.0%
Catastrophe loss	16.0%	0.0%	21.7%	12.8%
Loss ratio	57.4%	0.0%	51.6%	60.8%

Three months ended September 30, 2021
Written premiums	$48,865,169	$-	$(7,223,526)	$41,641,643
Change in unearned premiums	(4,848,145)	-	9,753	(4,838,392)
Earned premiums	$44,017,024	$-	$(7,213,773)	$36,803,251

Loss and loss adjustment expenses exluding
the effect of catastrophes	$23,537,875	$-	$21,239	$23,559,114
Catastrophe loss	12,541,601	-	(360,480)	12,181,121
Loss and loss adjustment expenses	$36,079,476	$-	$(339,241)	$35,740,235

Loss ratio excluding the effect of catastrophes	53.5%	0.0%	-0.3%	64.0%
Catastrophe loss	28.5%	0.0%	5.0%	33.1%
Loss ratio	82.0%	0.0%	4.7%	97.1%

Three months ended September 30, 2020
Written premiums	$45,742,165	$-	$(15,747,215)	$29,994,950
Change in unearned premiums	(3,161,356)	-	687,487	(2,473,869)
Earned premiums	$42,580,809	$-	$(15,059,728)	$27,521,081

Loss and loss adjustment expenses exluding
the effect of catastrophes	$15,655,839	$-	$(4,202,861)	$11,452,978
Catastrophe loss	18,069,690	-	(9,404,693)	8,664,997
Loss and loss adjustment expenses	$33,725,529	$-	$(13,607,554)	$20,117,975

Loss ratio excluding the effect of catastrophes	36.8%	0.0%	27.9%	91.6%
Catastrophe loss	42.4%	0.0%	62.4%	31.5%
Loss ratio	79.2%	0.0%	90.3%	73.1%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Net premiums earned	$36,803,251	$27,521,081	$106,828,895	$81,099,387
Ceding commission revenue	(7,276)	3,448,774	37,400	10,760,087
Other income	322,705	248,824	617,257	754,943

Loss and loss adjustment expenses (1)	35,740,235	20,117,975	79,060,117	49,317,427

Acquisition costs and other underwriting expenses:
Commission expense	8,201,935	8,036,298	24,711,115	23,652,765
Other underwriting expenses	6,562,743	6,346,846	19,722,705	19,434,110
Total acquisition costs and other
underwriting expenses	14,764,678	14,383,144	44,433,820	43,086,875

Underwriting (loss) income	$(13,386,233)	$(3,282,440)	$(16,010,385)	$210,115

Key Measures:
Net loss ratio excluding the effect of catastrophes	64.0%	41.6%	62.5%	48.0%
Effect of catastrophe loss on net loss ratio (1)	33.1%	31.5%	11.5%	12.8%
Net loss ratio	97.1%	73.1%	74.0%	60.8%

Net underwriting expense ratio excluding the
effect of catastrophes	39.3%	38.8%	41.0%	38.9%
Effect of catastrophe loss on net underwriting
expense ratio	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	39.3%	38.8%	41.0%	38.9%

Net combined ratio excluding the effect
of catastrophes	103.3%	80.4%	103.5%	86.9%
Effect of catastrophe loss on net combined
ratio (1)	33.1%	31.5%	11.5%	12.8%
Net combined ratio	136.4%	111.9%	115.0%	99.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,764,678	$14,383,144	$44,433,820	$43,086,875
Less: Ceding commission revenue	7,276	(3,448,774)	(37,400)	(10,760,087)
Less: Other income	(322,705)	(248,824)	(617,257)	(754,943)
	$14,449,249	$10,685,546	$43,779,163	$31,571,845

Net earned premium	$36,803,251	$27,521,081	$106,828,895	$81,099,387

Net Underwriting Expense Ratio	39.3%	38.8%	41.0%	38.9%

(1)

For the three months ended September 30, 2021 and 2020, includes the sum of net catastrophe losses and loss adjustment expenses of $12,181,121 and $8,664,997, respectively. For the nine months ended September 30, 2021 and 2020, includes the sum of net catastrophe losses and loss adjustment expenses of $12,286,692 and $10,375,113, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of September 30, 2021 and December 31, 2020:

	September 30, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$2,002,935	$3,945	$-	$-	$2,006,880	1.3%

Political subdivisions of States,
Territories and Possessions	14,384,428	259,721	(89,844)	-	14,554,305	9.5%

Corporate and other bonds
Industrial and miscellaneous	88,059,505	7,391,053	(27,577)	-	95,422,981	62.3%

Residential mortgage and other
asset backed securities	40,988,538	561,035	(243,639)	(858)	41,305,076	26.9%
Total	$145,435,406	$8,215,754	$(361,060)	$(858)	$153,289,242	100.0%

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	$3,020,710	$29,190	$-	$-	$3,049,900	1.9%

Political subdivisions of States,
Territories and Possessions	5,287,561	355,541	-	-	5,643,102	3.6%

Corporate and other bonds
Industrial and miscellaneous	108,573,422	11,634,123	(13,216)	-	120,194,329	76.3%

Residential mortgage and other
asset backed securities (1)	28,163,891	617,368	(7,371)	(111,947)	28,661,941	18.2%
Total fixed-maturity securities	$145,045,584	$12,636,222	$(20,587)	$(111,947)	$157,549,272	100.0%

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

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$21,934,910	$1,123,310	$(157,431)	$22,900,789	57.2%
Common stocks and exchange
traded funds	15,610,331	1,620,343	(70,591)	17,160,083	42.8%
Total	$37,545,241	$2,743,653	$(228,022)	$40,060,872	100.0%

	December 31, 2020
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277	53.8%
Common stocks and exchange
traded funds	14,473,224	1,820,512	(404,700)	15,889,036	46.2%
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of September 30, 2021 and December 31, 2020:

	September 30, 2021			December 31, 2020
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$3,379,730	$7,379,111	$1,999,381	$1,369,245	$3,368,626

Real estate limited partnership	-	-	-	150,000	-	150,000
Total	$3,999,381	$3,379,730	$7,379,111	$2,149,381	$1,369,245	$3,518,626

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,630	$210,466	$-	$-	$940,096	9.7%

Political subdivisions of States,
Territories and Possessions	998,296	29,744	-	-	1,028,040	10.6%

Exchange traded debt	304,111	-	(16,611)	-	287,500	3.0%

Corporate and other bonds
Industrial and miscellaneous	7,134,946	315,285	(6,363)	-	7,443,868	76.7%

Total	$9,166,983	$555,495	$(22,974)	$-	$9,699,504	100.0%

	December 31, 2020

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	12.8%

Political subdivisions of States,
Territories and Possessions	998,428	50,917	-	-	1,049,345	12.8%

Corporate and other bonds
Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	74.4%

Total	$7,368,815	$826,009	$-	$-	$8,194,824	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2021 and December 31, 2020 is shown below:

	September 30, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,394,102	$1,420,414	$-	$-
One to five years	1,205,500	1,301,973	2,598,193	2,777,936
Five to ten years	1,511,072	1,686,289	1,502,603	1,727,316
More than 10 years	5,056,309	5,290,828	3,268,019	3,689,572
Total	$9,166,983	$9,699,504	$7,368,815	$8,194,824

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2021 and December 31, 2020 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s or Fitch):

	September 30, 2021		December 31, 2020
	Estimated	Percentage of	Estimated	Percentage of
	Fair Market	Fair Market	Fair Market	Fair Market
	Value	Value	Value	Value

Rating
U.S. Treasury securities	$2,006,880	1.3%	$3,049,900	1.9%

Corporate and municipal bonds
AAA	2,417,351	1.6%	1,453,924	0.9%
AA	10,258,737	6.7%	3,572,164	2.3%
A	23,227,866	15.2%	23,989,619	15.2%
BBB	73,042,960	47.7%	95,814,824	60.9%
Non rated	1,030,372	0.7%	1,006,901	0.6%
Total corporate and municipal bonds	109,977,286	71.9%	125,837,432	79.9%

Residential mortgage backed securities
AAA	2,000,580	1.3%	5,467,075	3.5%
AA	36,854,164	23.9%	18,865,749	12.0%
A	996,406	0.7%	2,451,635	1.6%
BBB	30,927	0.0%	50,276	0.0%
CCC	824,310	0.5%	960,042	0.6%
CC	-	0.0%	62,029	0.0%
C	-	0.0%	15,161	0.0%
D	58,117	0.0%	119,144	0.1%
Non rated	540,572	0.4%	670,829	0.4%
Total residential mortgage backed securities	41,305,076	26.8%	28,661,940	18.2%

Total	$153,289,242	100.0%	$157,549,272	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2021 and December 31, 2020:

Category	September 30, 2021	December 31, 2020
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.60%	2.59%

Political subdivisions of States,
Territories and Possessions	2.99%	3.05%

Corporate and other bonds
Industrial and miscellaneous	3.58%	3.52%

Residential mortgage backed securities	2.18%	1.18%

Total	3.17%	3.07%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Weighted average effective maturity	5.7	5.2

Weighted average final maturity	10.2	6.6

Effective duration	4.8	4.7

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2021 and December 31, 2020, 81% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	9,106,494	(89,844)	6	-	-	-	9,106,494	(89,844)

Corporate and other
bonds industrial and
miscellaneous	1,071,100	(27,577)	1	-	-	-	1,071,100	(27,577)

Residential mortgage and other
asset backed securities	27,039,698	(243,639)	17	12,436	(858)	1	27,052,134	(244,497)

Total fixed-maturity
securities	$37,217,292	$(361,060)	24	$12,436	$(858)	1	$37,229,728	$(361,918)

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 25 securities at September 30, 2021 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 16 securities at December 31, 2020 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the nine months ended September 30, 2021, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the nine months ended September 30, 2021, KICO paid dividends of $3,500,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. KICO currently does not have any securities pledged to FHLBNY, as such, there were no borrowings under this facility during the nine months ended September 30, 2021 and 2020.

As of September 30, 2021, invested assets and cash in our holding company totaled approximately $2,341,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months ended September 30,	2021	2020

Cash flows provided by (used in):
Operating activities	$29,079,787	$(9,465,006)
Investing activities	(9,297,954)	3,927,739
Financing activities	(3,137,487)	(2,466,115)
Net increase (decrease) in cash and cash equivalents	16,644,346	(8,003,382)
Cash and cash equivalents, beginning of period	19,463,742	32,391,485
Cash and cash equivalents, end of period	$36,108,088	$24,388,103

Net cash provided by operating activities was $29,080,000 in Nine Months 2021 as compared to $9,465,000 used in operating activities in Nine Months 2020. The $38,545,000 increase in cash flows provided by operating activities in Nine Months 2021 was primarily the result of an increase in cash arising from net fluctuations in assets and liabilities, partially offset by net loss (adjusted for non-cash items) of $18,247,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash used in investing activities was $9,298,000 in Nine Months 2021 compared to $3,928,000 provided by investing activities in Nine Months 2020. The $13,226,000 increase in net cash used in investing activities was the result of a $23,660,000 increase in the acquisition of invested assets, partially offset by an $11,119,000 increase in disposals of invested assets in Nine Months 2021.

Net cash used in financing activities was $3,137,000 in Nine Months 2021 compared to $2,466,000 used in Nine Months 2020. The $671,000 increase in net cash used in financing activities was attributable to a $870,000 increase in purchases of treasury stock offset by a $256,000 reduction in dividends paid in Nine Months 2021 compared to Nine Months 2020.

Reinsurance

Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020 the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for Three Months 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-off”). We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2021. Effective October 18, 2021, we entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provides reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Losses from freeze are excluded from the treaty. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

69

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

(8)	Excludes freeze and freeze related claims.

	Treaty Year
	July 1, 2021	July 1, 2020	July 1, 2019
	to	to	to
Line of Business	June 30, 2022	June 30, 2021	June 30, 2020

Personal Lines:

Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	95%	100%
Risk retained	$300,000	$300,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2022	June 30, 2021	June 30, 2020

Commercial Lines (1):
General liability commercial policies
Quota share treaty		None	None
Risk retained		$750,000	$750,000
Excess of loss coverage above risk retained		$3,750,000	$3,750,000
		in excess of	in excess of
		$750,000	$750,000
Total reinsurance coverage per occurrence		$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage		$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty		None	None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Outlook

The impacts of COVID-19 and related economic conditions on our results are highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. The impact of COVID-19 on our results for the period ended September 30, 2021 may not be indicative of its impact on our results for the remainder of 2021. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part II, Item 1A— “Risk Factors” in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

s of the date of this report, there have been no misstatements identified. nd the g that were assessed as a material weakness

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) The following table sets forth certain information with respect to purchases of common stock made by us during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

7/1/21 – 7/31/21	19,190	$7.66	19,190	1,337,302
8/1/21 – 8/31/21	36,699	$7.00	36,699	1,298,617
9/1/21 – 9/30/21	32,440	$6.92	32,440	1,264,826
Total	88,329	$7.11	88,329	1,264,826

(1)	Purchases were made by us in open market transactions.
(2)	Up to $10,000,000 of common stock may be purchased pursuant to our repurchase plan announced on March 18, 2021; the maximum number of shares shown is based on the September 30, 2021 closing stock price.

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

KINGSTONE COMPANIES, INC.

Dated: November 15, 2021	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: November 15, 2021	By:	/s/ Richard Swartz
Richard Swartz
Principal Financial Officer

