Form 10-K
period 2021-12-31
KINGSTONE COMPANIES, INC.
filed 2022-04-04
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Note – Checking the box above will not relieve any registrant required to ﬁle reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $72,052,633 based on the closing sale price as reported on the Nasdaq Capital Market.

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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has ﬁled all documents and reports required to be ﬁled by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan conﬁrmed by a court. Yes ☐    No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 21, 2022, there were 10,637,474 shares of common stock outstanding.

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

Recent Developments

Developments During 2021

•	Quota Share Reinsurance

Effective December 31, 2021, KICO entered into a 30% quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023.

•	Catastrophe Reinsurance Coverage

Effective July 1, 2021, KICO increased the top limit of its catastrophe reinsurance coverage from $485,000,000 to $500,000,000, which, at the time, equated to more than a 1-in-130 year storm event according to the primary industry catastrophe model that we follow.

Additionally, effective October 20, 2021, KICO purchased stub coverage to reduce its retention from a catastrophe to $5 million covering the period October 20, 2021 through December 31, 2021.

•	A.M. Best Rating

In August 2021, A.M. Best downgraded KICO’s financial strength rating from B++ (Good) to B+ (Good) and Long-Term Issuer Credit Rating (ICR) from “bbb” (Good) to “bbb-” (Good) due to a revision of operating performance to adequate from strong which reflects volatility from underwriting results caused by weather-related losses and loss reserve strengthening.  The outlook for each of these credit ratings was revised from “negative” to “stable”.

Developments During 2020

•	Quota Share Reinsurance

Effective December 30, 2020, KICO terminated the 25% quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period December 15, 2019 through December 30, 2020.

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

 For the year ended December 31, 2021, our gross written premiums totaled $181.7 million, an increase of 7.3% from the $169.3 million in gross written premiums for the year ended December 31, 2020.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners and dwelling fire multi-peril, cooperative/condominiums, renters, and personal umbrella policies. Personal lines policies accounted for 94.6% of our gross written premiums for the year ended December 31, 2021.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs, primarily based in New York City. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 5.3% of our gross written premiums for the year ended December 31, 2021.

Other - We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.1% of our gross written premiums for the year ended December 31, 2021.

Our Competitive Strengths

History of Growing Our Profitable Operations

KICO has been in operation in the State of New York for over 130 years. We have consistently grown the amount of profitable business that we write by introducing new products, increasing volume written with our selected producers in existing markets, and developing new producer relationships and markets. KICO has earned an underwriting profit in seven of the past ten years, including in 2012 and 2013 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the markets in which we operate is a competitive advantage with producers and insureds.

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

Our reinsurance program also provides income from ceding commissions earned pursuant to quota share reinsurance contracts. The income we earn from ceding commissions subsidizes our fixed operating costs, which consist of other underwriting expenses. Quota share reinsurance treaties transfer a portion of the profit (or loss) associated with the subject insurance policies to the reinsurers.

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

In 2020, KICO was the 15th largest writer of homeowners insurance in the State of New York, according to data compiled by SNL Financial LLC. Based on the same data, in 2020, we had a 1.6% market share for this business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York and other states. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in Northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region.

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

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2021	2020

Balance at beginning of period	$82,801,228	$80,498,611
Less reinsurance recoverables	(20,154,251)	(15,728,224)
Net balance, beginning of period	62,646,977	64,770,387

Incurred related to:
Current year	101,987,855	66,389,907
Prior years	(15,259)	41,165
Total incurred	101,972,596	66,431,072

Paid related to:
Current year	60,171,695	41,100,578
Prior years	20,136,812	27,453,904
Total paid	80,308,507	68,554,482

Net balance at end of period	84,311,066	62,646,977
Add reinsurance recoverables	10,637,679	20,154,251
Balance at end of period	$94,948,745	$82,801,228

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development of reserves held as of each calendar year-end from 2012 through 2021.

The first section of the table reflects the changes in our loss and LAE reserves after each subsequent calendar year of development. The table displays the re-estimated values of incurred losses and LAE at each succeeding calendar year-end, including payments made during the years indicated. The second section of the table shows by year the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. An example with respect to the net loss and LAE reserves of $8,520,000 as of December 31, 2011 is as follows. By December 31, 2013 (two years later), $5,661,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2011. The re-estimated ultimate reserves for those claims as of December 31, 2012 (two years later) had grown to $11,022,000.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2021, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	8,520	12,065	17,139	21,663	23,170	25,960	32,051	40,526	64,770	62,647	84,311
Net reserve estimated as of One year later	9,261	13,886	18,903	21,200	23,107	25,899	33,203	51,664	64,811	62,632
Two years later	11,022	16,875	18,332	21,501	24,413	26,970	42,723	55,145	65,113
Three years later	12,968	16,624	18,687	22,576	25,509	33,298	43,780	56,346
Four years later	12,552	16,767	19,386	23,243	28,638	33,342	43,973
Five years later	12,440	16,985	19,449	25,442	28,506	33,120
Six years later	12,367	16,959	20,265	25,353	28,849
Seven years later	12,307	17,198	20,069	25,445
Eight years later	12,317	17,089	20,129
Nine years later	12,325	17,101
Ten years later	12,326
Net cumulative redundancy (deficiency)	(3,806)	(5,036)	(2,990)	(3,782)	(5,679)	(7,160)	(11,922)	(15,820)	(343)	15

(in thousands of $)	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	3,237	4,804	6,156	8,500	8,503	9,900	15,795	23,075	27,454	20,137
Two years later	5,661	8,833	10,629	12,853	14,456	17,187	26,168	35,924	35,142
Three years later	8,221	11,873	13,571	16,564	19,533	23,484	32,704	40,264
Four years later	10,100	13,785	16,166	19,838	22,816	27,203	35,510
Five years later	10,903	15,479	17,262	21,976	25,210	28,833
Six years later	11,417	15,882	18,265	23,280	26,298
Seven years later	11,725	16,152	18,954	24,146
Eight years later	11,864	16,516	19,511
Nine years later	12,205	16,667
Ten years later	12,212

Net reserve -
December 31,	8,520	12,065	17,139	21,663	23,170	25,960	32,051	40,526	64,770	62,647	84,311
* Reinsurance Recoverable	9,960	18,420	17,364	18,250	16,707	15,777	16,749	15,671	15,728	20,154	10,638
* Gross reserves -
December 31,	18,480	30,485	34,503	39,913	39,877	41,737	48,800	56,197	80,499	82,801	94,949

Net re-estimated reserve	12,326	17,101	20,129	25,445	28,849	33,120	43,973	56,346	65,113	62,632
Re-estimated reinsurance recoverable	13,573	28,330	22,400	23,585	21,600	21,031	21,009	19,337	15,698	18,814
Gross re-estimated reserve	25,899	45,431	42,529	49,030	50,449	54,151	64,982	75,683	80,811	81,446

Gross cumulative redundancy (deficiency)	(7,419)	(14,946)	(8,026)	(9,117)	(10,572)	(12,414)	(16,182)	(19,486)	(312)	1,355

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

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ policies, which covered the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut-off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for the year ended December 31, 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-off”).

Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold.  The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines occurrence for dates of loss on or after December 31, 2020 through December 30, 2021 was $1,000,000. Effective December 31, 2021 through January 1, 2023, our maximum net retention under the 2021/2023 Treaty decreased to $700,000. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses, other than from a named storm, of $400,000 in excess of $600,000. Our maximum net retention for any one personal lines occurrence is further reduced from $700,000 to $500,000. Our maximum net retention under the excess of loss treaties for any one commercial general liability occurrence for dates of loss on or after July 1, 2020 is $750,000.

We earned ceding commission revenue under the quota share reinsurance treaties based on a provisional commission rate on all premiums ceded to the reinsurers as adjusted by a sliding scale based on the ultimate treaty year loss ratios on the policies reinsured under each agreement. The sliding scale provided minimum and maximum ceding commission rates in relation to specified ultimate loss ratios. Under the 2021/2023 Treaty, KICO will receive a fixed provisional rate with no adjustment for sliding scale contingent commissions Under the 2019/2020 Treaty, KICO received a fixed provisional rate with no adjustment for sliding scale contingent commissions.

The 2021/2023 Treaty and 2019/2020 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior treaties. Under a “net” arrangement, all catastrophe reinsurance coverage is purchased directly by us. Since we pay for all of the catastrophe coverage, none of the losses covered under a catastrophic event will be included in the quota share ceded amounts, drastically reducing the adverse impact that a catastrophic event can have on ceding commissions.

In 2021, we purchased catastrophe reinsurance to provide coverage of up to $500,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-130 year storm event. The direct retention for any single catastrophe event is $10,000,000. Effective October 18, 2021, we entered into a stub catastrophe reinsurance treaty (“Stub Treaty”) covering the period from October 18, 2021 through December 31, 2021. The Stub Treaty provided reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. The Stub Treaty reduced direct retention to $5,000,000 during the period it was in effect. Effective December 31, 2021 through January 1, 2023, losses on personal lines policies are subject to the 2021/2023 Treaty, which will cover 26% of catastrophe losses and will result in a net retention by us of $7,400,000 of exposure per catastrophe occurrence. For the period December 15, 2019 through December 30, 2020 losses on personal lines policies were subject to the 25% quota share treaty, which resulted in a net retention by us of $8,125,000 of exposure per catastrophe occurrence. Effective July 1, 2020, we have reinstatement premium protection on the first $70,000,000 layer of catastrophe coverage in excess of $10,000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level.

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

 KICO has a financial strength rating from A.M. Best of B+ (Good). Other ratings assigned to KICO and Kingstone by A.M. Best and Kroll Bond Rating Agency are as follows:

Kingstone
	KICO	Companies

A.M. Best Long-Term issuer credit rating (ICR)	bbb- (stable outlook)	bb- (stable outlook)
A.M. Best Long-Term issue credit rating (IR)
$30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	bb- (stable outlook)
Kroll Bond Rating Agency insurance financial strength rating (IFSR)	A- (stable outlook)	n/a
Kroll Bond Rating Agency issuer rating	n/a	BBB- (stable outlook)
$30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	BBB- (stable outlook)

KICO also has a Demotech financial stability rating of A (Exceptional) which generally makes its policies acceptable to mortgage lenders that require homeowners to purchase insurance from highly rated carriers.

Catastrophe Losses

In 2021 we had catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers. Our predominant market, downstate New York, was affected by several events during 2021, including three named storms. The remnants of Hurricane Ida, included as one of the named storms, increased our loss ratio by 7.1 percentage points. The effects of this catastrophe and other catastrophes during the year increased our net loss ratio by 10.3 percentage points in 2021. Our predominant market, downstate New York, was affected by several events, including one large event, Tropical Storm Isaias, during 2020. The effects of this catastrophe and other minor catastrophes during the year increased our net loss ratio by 10.7 percentage points in 2020.

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

In 2017, the DFS implemented new comprehensive cybersecurity regulations, which became effective on March 1, 2017, with transitional implementation periods. The regulations require covered entities, including KICO, to establish a cybersecurity policy, a chief information security officer, oversight over third party service providers, penetration and vulnerability assessments, secure systems to maintain an audit trail, risk assessments to include access privileges to nonpublic information, use of multi-factor authentication, and an incident response plan, among other provisions. KICO must annually certify compliance to the DFS with the applicable cybersecurity regulatory provisions. Annual certifications are due April 15. Recently, the DFS has provided additional guidance on ransomware, and potential cyber-attacks from Russia’s invasion of Ukraine.

In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. It established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In December 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States”, which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers.) In its September 2021 Annual Report on the Insurance Industry (the “Report”), the FIO provided an overview of its statutory responsibilities and its role. The Report then summarized the FIO’s key activities since those described in its 2021 Annual Report on the Insurance Industry. The Report observed that, in 2020, the property/casualty sector direct premium written was $717 billion, a one percent growth over 2019 levels, despite economic challenges of the COVID-19 pandemic. In addition to reviewing the financial status of the property/casualty industry, the Report includes Topical Updates and FIO activities, providing pandemic-related updates (including remote operations, policyholder relief, insurer relief, business interruption issues, and federal pandemic risk insurance proposals), climate change, mitigation and resilience (the Report notes the DFS’s September 2020 expectation guidance, and its March 2021, Proposed Guidance for New York Domestic Insurers on Managing Financial Risks form Climate Change) and Cyber Risks, Ransomware, and Cyber Insurance.

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

On November 15, 2021, the DFS issued its final Guidance for New York Domestic Insurers On Managing the Financial Risks from Climate Change.

In 2021, the NYS Governor signed into law, effective January 28, 2022, legislation seeking to prevent homeowner insurers from discriminating solely on the basis of breed of dog. Legislation has been introduced to further clarify the scope of the new law.

State Regulatory Examinations

As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The DFS commenced its examination of KICO in 2019 as of December 31, 2018. The examination was completed on April 30, 2020.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is above the ACL and is in compliance with New York’s RBC requirements as of December 31, 2021.

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

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2021, KICO had one ratio outside the usual range.

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

Employees

As of December 31, 2021, we had 91 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Revenues. We expect that the impact of COVID-19 on general economic activity will negatively impact our premium volumes. We began to experience this impact in March 2020; however, it became less severe in 2021 as we observed an increase in premium volume in our livery physical damage line of business, which experienced the greatest impact from the pandemic.

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

Because of the exposure of our property and casualty business to catastrophic events and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We currently have catastrophe reinsurance coverage with regard to losses of up to $500,000,000 ($490,000,000 in excess of $10,000,000). Effective December 31, 2021, $10,000,000 of losses in a catastrophe are subject to a quota share reinsurance treaty, which covers 26% of catastrophe losses such that we retain $7,400,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $490,000,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

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

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies. Our ability to write business, particularly commercial liability lines, is influenced by our financial strength rating from A.M. Best. On August 6, 2021, A.M. Best lowered the financial strength rating of KICO from “B++” (Good). to “B+” (Good). The outlook of A.M. Best’s credit rating is stable. A.M. Best indicated that the ratings downgrade of KICO reflects its balance sheet strength, which A.M. Best categorizes as adequate, as well as its adequate operating performance, limited business profile and appropriate enterprise risk management. It stated that the ratings action was driven by a revision in KICO’s operating performance, which reflects volatility from underwriting results caused by weather-related losses and loss reserve strengthening.

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

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, including with regard to our indebtedness due on December 30, 2022, or our ability to obtain credit on acceptable terms.

Our $30,000,000 in aggregate principal amount of 5.5% Senior Unsecured Notes are due on December 30, 2022.  The capital and credit markets can experience periods of volatility and disruption. In some cases, markets have exerted downward pressure on the availability of liquidity and credit capacity.  Our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity as well as lenders' perception of our long or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms. We believe that our plan to satisfy our debt obligation by December 30, 2022, as discussed in Note 2 to our Consolidated Financial Statements included in this Annual Report, is probable of being implemented.

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

Because the laws and regulations under which we operate are administered and enforced by a number of different governmental authorities, including state insurance regulators, state securities administrators and the SEC, each of which exercises a degree of interpretive latitude, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal and regulatory environment may, even in the absence of any change to a particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thereby necessitating changes to our practices that may, in some cases, limit our ability to grow and/or to improve the profitability of our business.

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

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. For the year ended December 31, 2021, thirty brokers provided a total of 36.1% of our total gross premiums written. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

State insurance laws limit the ability of KICO to pay dividends and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2021, the maximum permissible distribution that KICO could pay without prior regulatory approval was approximately $3,448,000. Since our $30,000,000 in aggregate principal amount of 5.5% Senior Unsecured Notes are due on December 30, 2022 (the “Notes”), the distributions by KICO to us will be insufficient to pay the amount due pursuant to the Notes.  The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies. Our ability to pay interest on the Notes as it comes due may be, and the principal of the Notes at their maturity will be, limited by these regulatory constraints.

We will not be able to generate sufficient cash from operations to service the balloon principal payment of the Notes.

Our ability to make payments on and to refinance our indebtedness, including the Notes, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. With regard to the Notes, the cash flows from operating activities will be insufficient for us to pay the principal, payable under the Notes and we will implement management’s plan to refinance or satisfy the Notes to alleviate such risks.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President, Chief Executive Officer and Executive Chairman, and Meryl Golden, our Chief Operating Officer and KICO’s President. The loss of Mr. Goldstein or Ms. Golden or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition prevailing in the market for qualified personnel. Mr. Goldstein and we are parties to an amended and restated employment agreement which expires on December 31, 2022. Ms. Golden and we are parties to an amended and restated employment agreement which expires on December 31, 2022.

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

We have effective registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), covering an aggregate of 1,400,000 shares of our common stock issuable under our 2014 Equity Participation Plan (the “2014 Plan”). In addition, we have an effective registration statement on Form S-8 under the Securities Act covering an aggregate of 750,000 shares of our common stock, issuable pursuant to our Employee Stock Purchase Plan (the “ESPP”).

As of December 31, 2021, options to purchase 107,201 shares of our common stock, and 628,531 shares subject to unvested restricted stock grants, were outstanding under the 2014 Plan and 440,774 shares were reserved for issuance thereunder. As of December 31, 2021, there were no shares purchased pursuant to the ESPP. We have also registered up to $39,290,000 of our securities pursuant to registration statements on Form S-3, which we may sell from time to time in one or more offerings. The shares subject to the registration statements on Form S-3 will be freely tradeable in the public market. In addition, the shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by our affiliates.

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

As of March 21, 2022, our executive officers and directors beneficially owned 1,046,510 shares of our common stock, representing 9.8% of the outstanding shares of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our principal executive offices are currently located at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business also maintains an executive office located at 70 East Sunrise Highway, Valley Stream, New York 11581, at which we lease 4,985 square feet of space. Our licensed general agency, Cosi, maintained an office located at 70 East Sunrise Highway, Valley Stream, New York 11581, at which it leased 2,323 square feet of space. Effective January 31, 2022, Cosi terminated its lease pursuant to a mutual agreement with its landlord.

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

Holders

As of March 21, 2022, there were 186 record holders of our common stock.

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

Our ability to pay dividends depends, in part, on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. These restrictions are related to surplus and net investment income. Without the prior approval of the DFS, dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2021, the maximum distribution that KICO could pay without prior regulatory approval was approximately $3,448,000, which is based on investment income for the trailing 36 months, net of dividends paid by KICO during such period. See “Business – Government Regulation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1 and 7, respectively, of this Annual Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the year ended December 31, 2021, 79.5% of KICO’s direct written premiums came from the New York policies.

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

Principal Revenue and Expense Items

Net premiums earned: Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2021, we would earn half of the premiums in 2021 and the other half in 2022.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of December 31, 2021 and 2020, there were no commercial liability policies in-force. As of December 31, 2021, these expired policies represent approximately 20.2% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred income taxes, the impairment of investment securities, and the valuation of stock-based compensation. See Note 2 to the Consolidated Financial Statements following Item 16 of this Annual Report.

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

	Years ended December 31,
($ in thousands)	2021	2020	Change	Percent
Revenues
Direct written premiums	$181,665	$169,318	$12,347	7.3%
Assumed written premiums	-	-	-	na %
	181,665	169,318	12,347	7.3%
Ceded written premiums
Ceded to quota share treaties in force during the period	578	33,250	(32,672)	(98.3)%
Unearned premiums ceded to new quota share treaty (1)	22,932	-	22,932	na %
Return of premiums previously ceded to prior quota share treaties (1)	-	(17,440)	17,440	na %
Ceded to quota share treaties	23,510	15,810	7,700	48.7%
Ceded to excess of loss treaties	2,613	2,007	606	30.2%
Ceded to catastrophe treaties	26,787	24,438	2,349	9.6%
Total ceded written premiums	52,910	42,255	10,655	25.2%

Net written premiums	128,755	127,063	1,692	1.3%

Change in unearned premiums
Direct and assumed	(7,750)	374	(8,124)	na %
Ceded to quota share treaties	22,877	(19,356)	42,233	na %
Change in net unearned premiums	15,127	(18,982)	34,109	na %

Premiums earned
Direct and assumed	173,915	169,692	4,223	2.5%
Ceded to reinsurance treaties	(30,033)	(61,611)	31,578	51.3%
Net premiums earned	143,882	108,081	35,801	33.1%

Ceding commission revenue	90	14,202	(14,112)	(99.4)%
Net investment income	6,621	6,506	115	1.8%
Net gains on investments	9,787	1,591	8,196	515.1%
Other income	851	990	(139)	(14.0)%
Total revenues	161,231	131,370	29,861	22.7%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	87,308	72,842	14,466	19.9%
Losses from catastrophes (2)	15,632	4,683	10,949	233.8%
Total direct and assumed loss and loss adjustment expenses	102,940	77,525	25,415	32.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	155	18,013	(17,858)	(99.1)%
Losses from catastrophes (2)	813	1,206	(393)	(32.6)%
Total ceded loss and loss adjustment expenses	968	19,219	(18,251)	(95.0)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	87,153	54,829	32,324	59.0%
Losses from catastrophes (2)	14,819	3,477	11,342	326.2%
Net loss and loss adjustment expenses	101,973	58,306	43,666	74.9%

Commission expense	33,114	31,828	1,286	4.0%
Other underwriting expenses	26,254	25,425	829	3.3%
Other operating expenses	4,183	4,283	(100)	(2.3)%
Depreciation and amortization	3,290	2,865	425	14.8%
Interest expense	1,826	1,826	-	-%
Total expenses	170,640	124,533	46,106	37.0%

Loss before taxes	(9,409)	6,837	(16,246)	237.6%
Income tax benefit	(2,031)	(2,260)	229	10.1%
Net (loss) income	$(7,378)	$9,097	$(16,475)	na %

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2020, our personal lines 25% quota share treaty expired on a cut-off basis. Effective December 31, 2021, we entered into a 30% quota share treaty.

(2)

The years ended December 31, 2021 and 2020 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Years ended December 31,
	2021	2020	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	70.9%	61.5%	9.4	15.3%
Net underwriting expense ratio	40.6%	38.9%	1.7	4.4%
Net combined ratio	111.5%	100.4%	11.1	11.1%

Direct Written Premiums

Direct written premiums during the year ended December 31, 2021 (“Year Ended 2021”) were $181,665,000 compared to $169,318,000 during the year ended December 31, 2020 (“Year Ended 2020”). The increase of $12,347,000, or 7.3%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Year Ended 2021 were $171,720,000, an increase of $9,536,000, or 5.9%, from $162,184,000 in Year Ended 2020. Direct written premiums from our livery physical damage business for Year Ended 2021 were $9,717,000, an increase of $2,661,000, or 37.7%, from $7,056,000 in Year Ended 2020. The increase in livery physical damage direct written premiums was due to the declining effect of the COVID-19 pandemic in our geographic area.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Expansion business were $37,276,000 in Year Ended 2021 compared to $33,914,000 in Year Ended 2020. Direct written premiums from our Core business were $144,385,000 in Year Ended 2021 compared to $135,455,000 in Year Ended 2020.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”).Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for Year Ended 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-Off”). The following table describes the quota share reinsurance ceding rates in effect during Year Ended 2021 and Year Ended 2020. This table should be referred to in conjunction with the discussions for net written premiums, net premiums earned, ceding commission revenue and net loss and loss adjustment expenses that follow.

Years ended December 31,
	2021	2020

Quota share reinsurance rates
Personal lines
2021/2023 Treaty	30% (1)	n/a
2019/2020 Treaty	n/a	25% (2)
2018/2019 Treaty	n/a	10% (3)

(1)	The 2021/2023 Treaty is effective December 31, 2021 with a quota share reinsurance rate of 30%.

(2)	The 2019/2020 Treaty was effective from December 15, 2019 through December 30, 2020 with a quota share reinsurance rate of 25%.

(3)	The 2018/2019 Treaty expired on a run-off basis from July 1, 2019 through June 30, 2020.

Net written premiums increased $1,692,000, or 1.3%, to $128,755,000 in Year Ended 2021 from $127,063,000 in Year Ended 2020. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Year Ended 2021, our premiums ceded under quota share treaties decreased by $32,672,000 in comparison to ceded premiums in Year Ended 2020 (see table above). Our personal lines business was subject to the 2019/2020 Treaty from December 15, 2019 through December 30, 2020. Our personal lines business was subject to the 2018/2019 Treaty through June 30, 2019. Following June 30, 2019, any earned premium and associated claims for policies still in force continued to be ceded under the 10% quota share rate until such policies expired (run-off) over the next year. The 2019/2020 run-off period was from July 1, 2019 through June 30, 2020 and there was no return of unearned premiums under this arrangement.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Year Ended 2021, our ceded excess of loss reinsurance premiums increased by $606,000 over the comparable ceded premiums for Year Ended 2020. The increase was due to an increase in subject premiums and increase in rate.

Catastrophe reinsurance treaty

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Year Ended 2021, our premiums ceded under catastrophe treaties increased by $2,349,000 over the comparable ceded premiums in Year Ended 2020. The change was due to an increase in reinsurance rates effective July 1, 2020, partially offset by a decrease in our limit effective July 1, 2020. Through June 30, 2020, our ceded catastrophe premiums were paid based on the total direct written premiums subject to the catastrophe reinsurance treaty. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through June 30, 2022, our ceded catastrophe premiums will be paid based on the total insured value of our risks as of August 31, 2021.

Net premiums earned

Net premiums earned increased $35,801,000, or 33.1%, to $143,882,000 in Year Ended 2021 from $108,081,000 in Year Ended 2020. The increase was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2021	2020	Change	Percent

Provisional ceding commissions earned	$234	$14,119	$(13,885)	(98.3)%
Contingent ceding commissions earned	(144)	83	(227)	n/a %

Total ceding commission revenue	$90	$14,202	$(14,112)	(99.4)%

Ceding commission revenue was $90,000 in Year Ended 2021 compared to $14,202,000 in Year Ended 2020. The decrease of $14,112,000 was due to a decrease in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

Through December 30, 2020, we received a provisional ceding commission based on ceded written premiums. The $13,885,000 decrease in provisional ceding commissions earned was due to the expiration of both the 2019/2020 Treaty on December 30, 2020 on a cut-off basis and the 2019/2020 Run-Off as of June 30, 2020.

Contingent Ceding Commissions Earned

The structure of the 2019/2020 Treaty and 2019/2020 Run-Off called for a fixed provisional ceding commission and there was not an opportunity to earn additional contingent ceding commissions under those treaties. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2017. Under our prior years’ quota share treaties, we received a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we receive.

Net Investment Income

Net investment income was $6,621,000 in Year Ended 2021compared to $6,506,000 in Year Ended 2020, an increase of $115,000, or 1.8%. The average yield on invested assets was 3.25% as of December 31, 2021 compared to 3.39% as of December 31, 2020.

Cash and invested assets were $237,885,000 as of December 31, 2021 compared to $222,314,000 as of December 31, 2020. The $15,571,000 increase in cash and invested assets was primarily attributable to an increase in operating cash flows for the Year Ended 2021.

Net Gains on Investments

Net gains on investments were $9,787,000 in Year Ended 2021 compared to $1,591,000 in Year Ended 2020. Unrealized gains on our equity securities and other investments in Year Ended 2021 were $2,469,000, compared to $758,000 in Year Ended 2020. Realized gains on sales of investments were $7,317,000 in Year Ended 2021 compared to $832,000 in Year Ended 2020.

Other Income

Other income was $851,000 in Year Ended 2021 compared to $990,000 in Year Ended 2020. The decrease of $139,000, or 14.0%, was primarily due to not having any active commercial lines policies in 2021 to generate fees.

Net Loss and LAE

Net loss and LAE was $101,973,000 in Year Ended 2021 compared to $66,431,000 in Year Ended 2020. The net loss ratio was 70.9% in Year Ended 2021 compared to 61.5% in Year Ended 2020, an increase of 9.4 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

The loss ratio during Year Ended 2021 was higher than Year Ended 2020 due to an elevated frequency of liability claims, as well as a higher impact from large fire losses and water damage claims. The elevated reported liability claim frequency began in early 2021 for both Homeowners and Dwelling Fire lines. Liability frequency has improved since June 2021 for Homeowners, our largest line of business. Dwelling Fire Liability frequency was still higher than the historical average in the fourth quarter but has improved compared to the first three quarters of the year. The high liability frequency is suspected to be related to the COVID-19 pandemic and is expected to return to a more typical level as people return to work. The impact of water damage claims during Year Ended 2021 was higher than the prior year, driven by a few large losses that emerged in the fourth quarter.

The impact of catastrophe losses was high for Year Ended 2021. The winter was mild, but there were seven catastrophe events during the second half of 2021, including three named storms, Elsa, Henri and Ida. Ida was one of the largest catastrophe events in the company’s history, resulting in over 1,500 reported claims. The estimated net impact of Ida is $10,300,000, or a 7.1-point impact on the Year Ended 2021 loss ratio. The total impact of all catastrophe events on the loss ratio was 10.3 points for Year Ended 2021. This compares to a 10.7-point impact from catastrophe events for Year Ended 2020, which also had a mild winter but was heavily impacted by Tropical Storm Isaias in the third quarter.

Prior year development was stable during Year Ended 2021. There was an overall favorable development of $15,000, which had a marginal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

                Commission expense was $33,114,000 in Year Ended 2021 or 19.0% of direct earned premiums. Commission expense was $31,828,000 in Year Ended 2020 or 18.8% of direct earned premiums. The increase of $1,286,000 was primarily due to increases in both the annual contingent commissions and direct earned premiums in Year Ended 2021 as compared to Year Ended 2020.

Other Underwriting Expenses

                Other underwriting expenses were $26,254,000 in Year Ended 2021 compared to $25,425,000 in Year Ended 2020. The modest increase of $829,000, or 3.3%, was primarily due to an initiative to reduce expenses with the use of technology.

                Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $10,189,000 in Year Ended 2021 compared to $10,830,000 in Year Ended 2020. The decrease of $641,000, or 5.9%, compares favorably with the 7.3% increase in direct written premiums. The decrease in employment costs was attributable to staff reductions.

                Our net underwriting expense ratio in Year Ended 2021 was 40.6% compared to 38.9% in Year Ended 2020. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Years ended
	December 31,		Percentage
	2021	2020	Point Change
Other underwriting expenses
Employment costs	7.1%	10.0%	(2.9)
Underwriting fees (inspections/surveys)	1.3	2.6	(1.3)
IT expenses	3.2	2.6	0.6
Profesional fees	1.2	1.0	0.2
Other expenses	5.5	7.4	(1.9)
Total other underwriting expenses	18.3	23.6	(5.3)

Commission expense	23.0	29.4	(6.4)

Ceding commission revenue
Provisional	(0.2)	(13.1)	12.9
Contingent	0.1	(0.1)	0.2
Total ceding commission revenue	(0.1)	(13.2)	13.1

Other income	(0.6)	(0.9)	0.3

Net underwriting expense ratio	40.6%	38.9%	1.7

                The overall 13.1 percentage point decrease in the benefit from ceding commissions in Year Ended 2021 was driven by the reduction in provisional ceding commission revenue due to the expiration of the 2019/2020 Treaty on December 30, 2020. The components of our net underwriting expense ratio related to other underwriting expenses and commissions decreased in all categories except for IT expenses and professional fees. The components that decreased, did so due to more retention, given the reduction of ceded premiums after the expiration of the 2019/2020 Treaty on December 30, 2020. IT expenses and professional fees increased in Year Ended 2021 due to our Kingstone 2.0 effort to modernize systems and create a more sophisticated suite of products for our customers.

Other Operating Expenses

                Other operating expenses, related to the expenses of our holding company and Cosi, were $4,183,000 for Year Ended 2021 compared to $4,283,000 for Year Ended 2020. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Years ended
	December 31,
($ in thousands)	2021	2020	Change	Percent

Other operating expenses
Employement costs	$795	$757	$38	5.0%
Bonuses	-	15	(15)	(100.0)
Equity compensation	1,905	1,770	135	7.6
Professional	348	629	(281)	(44.7)
Directors fees	327	365	(38)	(10.4)
Insurance	212	240	(28)	(11.7)
Other expenses	597	507	89	17.6
Total other operating expenses	$4,183	$4,283	$(100)	(2.3)%

(Columns in the table above may not sum to totals due to rounding)

                  The decrease in Year Ended 2021 of $100,000, or 2.3%, as compared to Year Ended 2020 was primarily due to a decrease in professional fees. This aforementioned decrease was partially offset by an increase in employment costs due to an increase in equity compensation, and compensation paid pursuant to a relinquishment agreement with Dale A. Thatcher, our former Chef Executive Officer (see Note 17 to the consolidated financial statements).

Depreciation and Amortization

Depreciation and amortization was $3,290,000 in Year Ended 2021 compared to $2,865,000 in Year Ended 2020. The increase of $425,000, or 14.8%, in depreciation and amortization was primarily due to depreciation of new system platforms for policy and claims management and newly purchased assets used to upgrade our other systems.

Interest Expense

Interest expense in Year Ended 2021 and Year Ended 2020 was $1,826,000. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit

Income tax benefit in Year Ended 2021 was $2,031,000, which resulted in an effective tax expense rate of 21.6%. Income tax benefit in Year Ended 2020 was $2,260,000, which resulted in an effective tax expense rate of 175.5%. Loss before taxes was $9,409,000 in Year Ended 2021 compared to loss before taxes of $1,288,000 in Year Ended 2020. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law, allowing for a five year carryback of 2020 and 2019 NOLs. We elected on our 2020 and 2019 federal income tax returns to carry back the entire annual 2020 NOL of $5,715,000 to tax year 2015 and to carry back the 2019 NOL of $9,737,000 to tax years 2014 and 2015. The corporate tax rate in 2014 and 2015 was 34%, compared to the corporate tax rate of 21% in 2019 and 2020. The $2,029,000 tax benefit of carrying back these NOLs to 2014 and 2015 was recognized in Year Ended 2020.

Net (Loss) Income

Net loss was $7,378,000 in Year Ended 2021 compared to net income of $972,000 in Year Ended 2020. The decrease in net income of $8,350,000 was due to the circumstances described above.

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

	Years ended December 31,

	2021	2020
Gross premiums written:
Personal lines	$171,719,993	$162,184,437
Livery physical damage	9,716,658	7,055,668
Other(1)	229,383	245,842
Total without commercial lines	181,666,034	169,485,947
Commercial lines (in run-off effective July 2019)(2)	(856)	(168,043)
Total gross premiums written	$181,665,178	$169,317,904

Net premiums written:
Personal lines(3)	$118,842,870	$120,362,688
Livery physical damage	9,716,658	7,055,668
Other(1)	196,812	218,853
Total without commercial lines	128,756,340	127,637,209
Commercial lines (in run-off effective July 2019)(2)	(856)	(574,688)
Total net premiums written	$128,755,484	$127,062,521

Net premiums earned:
Personal lines(3)	$135,738,484	$96,463,184
Livery physical damage	7,909,791	8,706,984
Other(1)	234,300	198,853
Total without commercial lines	143,882,575	105,369,021
Commercial lines (in run-off effective July 2019)(2)	(856)	2,711,608
Total net premiums earned	$143,881,719	$108,080,629

Net loss and loss adjustment expenses(4):
Personal lines	$92,475,850	$56,312,702
Livery physical damage	4,235,255	2,641,801
Other(1)	1,368,343	27,425
Unallocated loss adjustment expenses	3,696,380	4,304,095
Total without commercial lines	101,775,828	63,286,023
Commercial lines (in run-off effective July 2019)(2)	196,768	3,145,049
Total net loss and loss adjustment expenses	$101,972,596	$66,431,072

Net loss ratio(4):
Personal lines	68.1%	58.4%
Livery physical damage	53.5%	30.3%
Other(1)	584.0%	13.8%
Total without commercial lines	70.7%	60.1%

Commercial lines (in run-off effective July 2019)(2)	-22986.9%	116.0%
Total	70.9%	61.5%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.

(3)	See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to changes in quota share ceding rates effective December 31, 2021 and 2020, December 15, 2019 and July 1, 2019.

(4)	See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in the years ended December 31, 2021 and 2020.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2021 and 2020 follows:

	Years ended
	December 31,
	2021	2020

Revenues
Net premiums earned	$143,881,719	$108,080,629
Ceding commission revenue	89,681	14,202,353
Net investment income	6,621,392	6,504,983
Net gains on investments	9,627,948	1,549,099
Other income	849,155	970,595
Total revenues	161,069,895	131,307,659

Expenses
Loss and loss adjustment expenses	101,972,596	66,431,072
Commission expense	33,114,103	31,828,174
Other underwriting expenses	26,254,143	25,424,779
Depreciation and amortization	3,150,489	2,732,128
Total expenses	164,491,331	126,416,153

Loss (income) from operations	(3,421,436)	4,891,506
Income tax (benefit) expense	(877,002)	200,339
Net (loss) income	$(2,544,434)	$4,691,167

Key Measures:
Net loss ratio	70.9%	61.5%
Net underwriting expense ratio	40.6%	38.9%
Net combined ratio	111.5%	100.4%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$59,368,246	$57,252,953
Less: Ceding commission revenue	(89,681)	(14,202,353)
Less: Other income	(849,155)	(970,595)
Net underwriting expenses	$58,429,410	$42,080,005

Net premiums earned	$143,881,719	$108,080,629

Net Underwriting Expense Ratio	40.6%	38.9%

                An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2021
Written premiums	$181,665,178	$-	$(52,909,694)	$128,755,484
Change in unearned premiums	(7,750,334)	-	22,876,569	15,126,235
Earned premiums	$173,914,844	$-	$(30,033,125)	$143,881,719

Loss and loss adjustment expenses excluding the effect of catastrophes	$87,308,372	$-	$(155,322)	$87,153,050
Catastrophe loss	15,632,444	-	(812,898)	14,819,546
Loss and loss adjustment expenses	$102,940,816	$-	$(968,220)	$101,972,596

Loss ratio excluding the effect of catastrophes	50.2%	0.0%	0.5%	60.6%
Catastrophe loss	9.0%	0.0%	2.7%	10.3%
Loss ratio	59.2%	0.0%	3.2%	70.9%

Year ended December 31, 2020
Written premiums	$169,317,904	$-	$(42,255,383)	$127,062,521
Change in unearned premiums	373,966	-	(19,355,858)	(18,981,892)
Earned premiums	$169,691,870	$-	$(61,611,241)	$108,080,629

Loss and loss adjustment expenses excluding the effect of catastrophes	$72,841,957	$-	$(18,012,645)	$54,829,312
Catastrophe loss	21,540,120	-	(9,938,360)	11,601,760
Loss and loss adjustment expenses	$94,382,077	$-	$(27,951,005)	$66,431,072

Loss ratio excluding the effect of catastrophes	42.9%	0.0%	29.2%	50.8%
Catastrophe loss	12.7%	0.0%	16.2%	10.7%
Loss ratio	55.6%	0.0%	45.4%	61.5%

The key measures for our insurance underwriting business for the years ended December 31, 2021 and 2020 are as follows:

	Years ended
	December 31,
	2021	2020

Net premiums earned	$143,881,719	$108,080,629
Ceding commission revenue	89,681	14,202,353
Other income	849,155	970,595

Loss and loss adjustment expenses (1)	101,972,596	66,431,072

Acquisition costs and other underwriting expenses:
Commission expense	33,114,103	31,828,174
Other underwriting expenses	26,254,143	25,424,779
Total acquisition costs and other underwriting expenses	59,368,246	57,252,953

Underwriting loss	$(16,520,287)	$(430,448)

Key Measures:
Net loss ratio excluding the effect of catastrophes	60.6%	50.8%
Effect of catastrophe loss on net loss ratio (1)	10.3%	10.7%
Net loss ratio	70.9%	61.5%

Net underwriting expense ratio excluding the effect of catastrophes	40.6%	38.9%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%
Net underwriting expense ratio	40.6%	38.9%

Net combined ratio excluding the effect of catastrophes	101.2%	89.7%
Effect of catastrophe loss on net combined ratio (1)	10.3%	10.7%
Net combined ratio	111.5%	100.4%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$59,368,246	$57,252,953
Less: Ceding commission revenue	(89,681)	(14,202,353)
Less: Other income	(849,155)	(970,595)
	$58,429,410	$42,080,005

Net earned premium	$143,881,719	$108,080,629

Net Underwriting Expense Ratio	40.6%	38.9%

(1)	For the years ended December 31, 2021 and 2020, includes the sum of net catastrophe losses and loss adjustment expenses of $14,819,546 and $11,601,760, respectively.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, aggregate estimated fair value and unrealized gains and losses by investment type as of December 31, 2021 and 2020:

Available-for-Sale Securities

	December 31, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Political subdivisions of States, Territories and Possessions	$17,236,750	$246,748	$(197,984)	$-	$17,285,514	10.9%

Corporate and other bonds Industrial and miscellaneous	80,534,769	2,603,411	(126,926)	-	83,011,254	52.5%

Residential mortgage and other asset backed securities (1)	58,036,959	355,985	(489,258)	(120,344)	57,783,342	36.6%
Total fixed-maturity securities	$155,808,478	$3,206,144	$(814,168)	$(120,344)	$158,080,110	100.0%

	December 31, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,020,710	$29,190	$-	$-	$3,049,900	1.9%

Political subdivisions of States, Territories and Possessions	5,287,561	355,541	-	-	5,643,102	3.6%

Corporate and other bonds Industrial and miscellaneous	108,573,422	11,634,123	(13,216)	-	120,194,329	76.3%

Residential mortgage and other asset backed securities (1)	28,163,891	617,368	(7,371)	(111,947)	28,661,941	18.2%
Total fixed-maturity securities	$145,045,584	$12,636,222	$(20,587)	$(111,947)	$157,549,272	100.0%

(1)

As of December 31, 2020, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) see Note 9, in the accompanying consolidated financial statements following Item 16 of this Annual Report). As of December 31, 2021 KICO did not have any securities pledged to FHLBNY. The eligible collateral would be pledged to FHLBNY if KICO drew an advance from the FHLBNY credit line. As of December 31, 2020, the estimated fair value of the eligible investments was approximately $11,391,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2020, there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost, estimated fair value, and gross gains and losses of investments in equity securities as of December 31, 2021 and 2020:

	December 31, 2021
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901	57.6%
Common stocks and exchange traded mutual funds	15,451,160	1,573,653	(179,712)	16,845,101	42.4%
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002	100.0%

	December 31, 2020
				Estimated	% of
		Gross	Gross	Fair	Estimated
Category	Cost	Gains	Losses	Value	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277	53.8%
Common stocks and exchange traded mutual funds	14,473,224	1,820,512	(404,700)	15,889,036	46.2%
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313	100.0%

Other Investments

Pursuant to the definition of “Fair Value Measurement,” set forth in the Accounting Standards Codification 820 “Fair Value Measurement” (“ASC 820”), an entity is permitted, as a practical expedient, to estimate the fair value of an investment within the scope of ASC 820 using the net asset value (“NAV”) per share (or its equivalent) of the investment. The following table presents a breakdown of the cost, estimated fair value, and gross gain of our other investments as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$3,562,034	$7,561,415	$1,999,381	$1,369,245	$3,368,626

Real estate limited partnership	-	-	-	150,000	-	150,000
Total	$3,999,381	$3,562,034	$7,561,415	$2,149,381	$1,369,245	$3,518,626

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost, aggregate estimated fair value and unrealized gains and losses by investment type as of December 31, 2021 and 2020:

	December 31, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	10.7%

Political subdivisions of States, Territories and Possessions	998,239	22,856	-	-	1,021,095	11.7%

Exchange traded debt	304,111	85	(13,921)		290,275	3.3%

Corporate and other bonds Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	74.3%

Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	100.0%

	December 31, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	12.8%

Political subdivisions of States, Territories and Possessions	998,428	50,917	-	-	1,049,345	12.8%

Corporate and other bonds Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	74.4%

Total	$7,368,815	$826,009	$-	$-	$8,194,824	100.0%

 Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and estimated fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2021 and 2020 is shown below:

	December 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$994,712	$1,008,180	$-	$-
One to five years	1,205,829	1,290,465	2,598,193	2,777,936
Five to ten years	1,513,942	1,648,808	1,502,603	1,727,316
More than 10 years	4,551,851	4,805,706	3,268,019	3,689,572
Total	$8,266,334	$8,753,159	$7,368,815	$8,194,824

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2021 and 2020 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s or Fitch):

	December 31, 2021		December 31, 2020
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$-	0.0%	$3,049,900	1.9%

Corporate and municipal bonds
AAA	1,321,809	0.8%	1,453,924	0.9%
AA	11,532,572	7.3%	3,572,164	2.3%
A	36,693,911	23.2%	23,989,619	15.2%
BBB	47,844,195	30.3%	95,814,824	60.9%
Non rated	1,026,001	0.6%	1,006,901	0.6%
Total corporate and municipal bonds	98,418,488	62.2%	125,837,432	79.9%

Residential mortgage backed securities
AAA	17,350,192	11.0%	5,467,075	3.5%
AA	34,241,907	21.7%	18,865,749	12.0%
A	4,053,981	2.6%	2,451,635	1.6%
BBB	24,254	0.0%	50,276	0.0%
CCC	664,628	0.4%	960,042	0.6%
CC	125,412	0.1%	62,029	0.0%
C	-	0.0%	15,161	0.0%
D	55,306	0.0%	119,144	0.1%
Non rated	3,145,942	2.0%	670,829	0.4%
Total residential mortgage backed securities	59,661,622	37.8%	28,661,940	18.2%

Total	$158,080,110	100.0%	$157,549,272	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2021 and 2020:

Category	December 31, 2021	December 31, 2020
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.06%	2.59%

Political subdivisions of States, Territories and Possessions	2.77%	3.05%

Corporate and other bonds Industrial and miscellaneous	3.23%	3.52%

Residential mortgage backed securities	2.77%	1.18%

Total	2.92%	3.07%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Weighted average effective maturity	5.7	5.2

Weighted average final maturity	10.2	6.6

Effective duration	4.8	4.7

 Fair Value Consideration

As disclosed in Note 4 to the condensed consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2021 and December 31, 2020, 62% and 81%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale by length of time the security has continuously been in an unrealized loss position as of December 31, 2021 and 2020:

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	6,768,123	(197,984)	5	-	-	-	6,768,123	(197,984)

Corporate and other bonds industrial and miscellaneous	17,593,707	(126,926)	15	-	-	-	17,593,707	(126,926)

Residential mortgage and other asset backed securities	45,399,451	(489,258)	26	2,923,182	(120,344)	2	48,322,633	(609,602)

Total fixed-maturity securities	$69,761,281	$(814,168)	46	$2,923,182	$(120,344)	2	$72,684,463	$(934,512)

	December 31, 2020
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	-	-	-	-	-	-	-	-

Corporate and other bonds industrial and miscellaneous	1,006,901	(13,216)	1	-	-	-	1,006,901	(13,216)

Residential mortgage and other asset backed securities	6,137,522	(7,371)	5	3,735,732	(111,947)	10	9,873,254	(119,318)

Total fixed-maturity securities	$7,144,423	$(20,587)	6	$3,735,732	$(111,947)	10	$10,880,155	$(132,534)

There were 48 securities at December 31, 2021 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. There were 16 securities at December 31, 2020 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the year ended December 31, 2021, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the year ended December 31, 2021, KICO paid dividends of $3,500,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. KICO currently does not have any securities pledged to FHLBNY; as such, there were no borrowings under this facility during the years ended December 31, 2021 and 2020.

On December 19, 2017, we issued $30 million of our 5.50% Senior Unsecured Notes due December 30, 2022. As of December 31, 2021, invested assets and cash in our holding company was approximately $1,108,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company debt service and other cash requirements, we will seek to obtain additional financing.See Notes 2 and 9 to our Consolidated Financial Statements included in this Annual Report for a discussion of our plans in this regard.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years ended December 31,	2021	2020

Cash flows provided by (used in):
Operating activities	$24,346,237	$(10,234,626)
Investing activities	(15,947,862)	581,293
Financing activities	(3,571,519)	(3,274,410)
Net increase (decrease) in cash and cash equivalents	4,826,856	(12,927,743)
Cash and cash equivalents, beginning of period	19,463,742	32,391,485
Cash and cash equivalents, end of period	$24,290,598	$19,463,742

Net cash provided by operating activities was $24,346,000 in Year Ended 2021 as compared to $10,235,000 used in operating activities in Year Ended 2020. The $34,581,000 increase in cash flows provided by operating activities in Year Ended 2021 was primarily the result of an increase in cash arising from net fluctuations in assets and liabilities, partially offset by our net loss (adjusted for non-cash items) of $21,618,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, changes to its personal lines quota share, payments on claims, and other changes, which are described above.

Net cash used in investing activities was $15,948,000 in Year Ended 2021 compared to $581,000 provided by investing activities in Year Ended 2020. The $16,529,000 increase in net cash used in investing activities was the result of a $72,048,000 increase in the acquisition of invested assets, partially offset by a $56,691,000 increase in disposals of invested assets in Year Ended 2021.

Net cash used in financing activities was $3,572,000 in Year Ended 2021 compared to $3,274,000 used in Year Ended 2020. The $298,000 increase in net cash used in financing activities was attributable to a $488,000 increase in purchases of treasury stock offset by a $263,000 reduction in dividends paid in Year Ended 2021 compared to Year Ended 2020.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2021:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2021%
Cavello Bay Reinsurance Ltd	A-	$5,379	31.4%
Swiss Reinsurance America Corporation	A+	4,700	27.4%
Hannover Rueck SE	A+	3,650	21.3%
		13,729	80.1%
Others		3,405	19.9%
Total		$17,134	100.0%

Reinsurance recoverable from Cavello Bay Reinsurance Limited is secured pursuant to a collateralized trust agreement. Assets held in the trust are not included in our invested assets and investment income earned on this asset is credited to the reinsurer.

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Effective December 15, 2019, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed. In addition to the 2019/2020 Treaty, our personal lines quota share reinsurance treaty in effect for Year Ended 2020 also included the run-off of the personal lines quota share treaty (“2018/2019 Treaty”) that expired on June 30, 2019. The run-off covered the period from July 1, 2019 through June 30, 2020 (“2019/2020 Run-off”).

We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2021. Effective October 18, 2021, we entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provides reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	(2021/2023 Treaty)							(2019/2020 Treaty)
	July 1,		December 31,	July 1,		December 31,		July 1,	December 15,
	2022		2021	2021		2020		2020	2019
	to		to	to		to		to	to
	January 1,		June 30,	December 30,		June 30,		December 30,	June 30,
Line of Business	2023		2022	2021		2021		2020	2020

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded	30%		30%	None	(7)	None	(7)	25%	25%
Risk retained on intial $1,000,000 of losses (7) (9)	$700,000		$700,000	$1,000,000		$1,000,000		$750,000	$750,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000		$1,000,000	None	(7)	None	(7)	$1,000,000	$1,000,000
Expiration date	January 1, 2023		January 1, 2023	NA	(7)	NA	(7)	December 30, 2020	December 30, 2020
Excess of loss coverage and facultative facility coverage (1) (9) (10)	$400,000		$8,400,000	$8,000,000		$8,000,000		$8,000,000	$9,000,000
	in excess of		in excess of	in excess of		in excess of		in excess of	in excess of
	$600,000		$600,000	$1,000,000		$1,000,000		$1,000,000	$1,000,000
Total reinsurance coverage per occurrence (7) (9) (10)	$500,000		$8,500,000	$8,000,000		$8,000,000		$8,250,000	$9,250,000
Losses per occurrence subject to reinsurance coverage (7) (10)	$1,000,000		$9,000,000	$9,000,000		$9,000,000		$9,000,000	$10,000,000
Expiration date		(10)	June 30, 2022	June 30, 2022		June 30, 2021		June 30, 2021	June 30, 2020

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	10,000,000		10,000,000	None	(7)	None	(7)	7,500,000	7,500,000
Risk retained per catastrophe occurrence (2) (7) (11)	None	(10)	$7,400,000	$10,000,000		$10,000,000		$8,125,000	$5,625,000
Catastrophe loss coverage in excess of quota share coverage (3) (7)	None	(10)	$490,000,000	$490,000,000		$475,000,000		$475,000,000	$602,500,000
Catastrophe stub coverage for the period from October 18, 2021 through December 31, 2021 (8)	NA		NA	$5,000,000		NA		NA	NA
				in excess of
				$5,000,000
Reinstatement premium protection (4) (5) (6) (10)	Yes		Yes	Yes		Yes		Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility (“Facultative Facility”) allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000 through June 30, 2020. For the period July 1, 2020 through June 30, 2022, the Facultative Facility covers direct losses from $3,500,000 to $9,000,000.

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

(7)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through December 30, 2021 is only for excess of loss and catastrophe reinsurance.

(8)	Excludes freeze and freeze related claims.

(9)

For the period January 1, 2022 through January 1, 2023, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty. Excludes losses from named storms.

(10)

Excess of loss and catastrophe reinsurance treaties will expire on June 30, 2022; reinsurance coverage in effect from July 1, 2022 through January 1, 2023 is only for personal lines quota share (homeowners, dwelling fire and canine legal liability) and underlying excess of loss reinsurance.

(11)	For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

		Treaty Year
	July 1, 2021	July 1, 2020	July 1, 2019
	to	to	to
Line of Business	June 30, 2022	June 30, 2021	June 30, 2020

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	100%
Risk retained	$300,000	$300,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2022	June 30, 2021	June 30, 2020

Commercial Lines (1):
General liability commercial policies
Quota share treaty		None	None
Risk retained		$750,000	$750,000
Excess of loss coverage above risk retained		$3,750,000	$3,750,000
		in excess of	in excess of
		$750,000	$750,000
Total reinsurance coverage per occurrence		$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage		$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty		None	None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Outlook

The impacts of COVID-19 and related economic conditions on our results are highly uncertain and outside our control. The scope, duration and magnitude of the direct and indirect effects of COVID-19 are evolving rapidly and in ways that are difficult or impossible to anticipate. The impact of COVID-19 on our results for the year ended December 31, 2021 may not be indicative of its impact on our future results. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part I, Item 1A— “Risk Factors” in this Annual Report.

Our net premiums earned may be impacted by a number of factors. Net premiums earned are a function of net written premium volume. Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. Net written premiums from both renewal and new business are impacted by competitive market conditions as well as general economic conditions. As a result of COVID-19, economic conditions in the United States rapidly deteriorated. The decreased levels of economic activity have negatively impacted, and may continue to negatively impact, premium volumes generated by new business. We began to experience this impact in March 2020 and it became more significant in the second and third quarters of 2020. While we are now seeing a reversal of this impact, it may resume in the future, but the degree of any new impact will depend on the extent and duration of any economic contraction and could be material. We have also made underwriting changes to emphasize profitability over growth and have culled out the type of risks that do not generate an acceptable level of return. This action has led, and may continue to lead, to a slowdown in premium growth, particularly in new business.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION.

                None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDITIONS THAT PREVENT INSPECTIONS.

                Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name	Age	Positions and Offices Held

Barry B. Goldstein	69	Chief Executive Officer, President, Executive Chairman of the Board and Director
Meryl S. Golden	62	Chief Operating Officer and Director
Sarah (Minlei) Chen	39	Chief Actuary, Kingstone Insurance Company
Floyd R. Tupper	67	Secretary and Director
William L. Yankus	62	Director
Carla A. D’Andre	66	Director
Timothy P. McFadden	59	Director

Barry B. Goldstein

Mr. Goldstein has served as our Chief Executive Officer and President, as well as Chief Executive Officer and President of Kingstone Insurance Company, our wholly-owned New York property and casualty insurer (“KICO”), since July 2019. He previously served as our Chief Executive Officer, President and Chairman of the Board from March 2001 through December 31, 2018 and as Chief Executive Officer and President of KICO from January 2012 through December 31, 2018. Mr. Goldstein has served as our Executive Chairman of the Board since January 1, 2019 and as one of our directors since March 2001. He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013. Since January 2006, Mr. Goldstein has served as Chairman of the Board of KICO. He has served as Chairman of its Executive Committee since October 2019 (having previously served in such capacity from 2006 to 2018). Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008. He was Treasurer of KICO from March 2010 through September 2010. Effective July 1, 2009, we acquired a 100% equity interest in KICO. Mr. Goldstein is a certified public accountant (inactive). Mr. Goldstein received his B.A. degree and M.B.A. from State University of New York at Buffalo. We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his executive-level service with KICO since 2006, give him the qualifications and skills to serve as one of our directors.

Meryl S. Golden

            Ms. Golden has served as our Chief Operating Officer since September 2019 and as one of our directors since March 2020.  She has also served as Chief Operating Officer, a director and a member of the Executive Committee of KICO since September 2019 and as its President since October, 2021.  Ms. Golden has over 25 years of experience in the insurance industry.  She served as Northeast General Manager of Progressive Insurance from 2000 to 2004 (having served as Connecticut General Manager at Progressive from 1996 to 2000).  Ms. Golden was Senior Vice President/General Manager at Liberty Mutual from 2005 to 2007.  From 2007 to 2009, she was a Management Committee advisor to Bridgewater Associates, a hedge fund.  Ms. Golden served as General Manager of North America for Earnix, a banking and insurance software company, from 2010 to 2018 and was Sales Manager, Insurance Solutions for Arity, a mobility and data analytics company founded by Allstate, from 2018 until September 2019.  Ms. Golden received her B.S. degree in Accounting from the Wharton School of the University of Pennsylvania and her M.B.A. in Marketing and Finance from the University of Chicago.  We believe that Ms. Golden’s executive level experience in the insurance industry gives her the qualifications and skills to serve as one of our directors.

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

Timothy P. McFadden

Mr. McFadden has more than 30 years of experience in the insurance industry. Since 2012, Mr. McFadden has served as CEO and President of State Farm Indemnity Auto Insurance Company and Senior Vice President of State Farm Insurance, Eastern Market Area. Since 2015, he has also served as CEO and President of State Farm Florida Fire Company. Mr. McFadden served as Senior Vice President of State Farm Insurance Companies, Southern Zone from 2008 to 2011 and Senior Vice President of State Farm Insurance Companies, Southern & Mid Atlantic Zones from 2011 to 2013. Prior to joining the insurance industry, he was a Captain in the United States Army. Mr. McFadden is a member of Stetson University’s College of Law Board of Overseers. He formerly served as a member of the Board of State Farm Indemnity Auto Insurance Company, Local Initiatives Support Corporation, American College Ethics Board, State Farm Florida Fire Company, Top Layer Reinsurance and Florida Council of 100. Mr. McFadden received his B.S. degree from the United States Military Academy at West Point and his J.D. from Stetson College of Law. He also completed the General Management Program at Harvard Business School and received his Chartered Life Underwriter Designation from The American College of Financial Services. Mr. McFadden has served as one of our directors and Chair of our Nominating and Corporate Governance Committee since August 2018. We believe that Mr. McFadden’s executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

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

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2021. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2021, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Richard Swartz, our Chief Accounting Officer, filed one Form 4 late, reporting one transaction, and Sarah (Minlei) Chen, KICO’s Chief Actuary, filed one Form 4 late, reporting one transaction.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2021 and 2020 for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Barry B. Goldstein	2021	$500,000	$-	$1,386,500	(2)	$-	$-	$34,935	(6)	$1,921,435
Chief Executive Officer; Executive Chairman of the Board	2020	$500,000	$-	$1,386,500	(3)	$-	$-	$32,609	(7)	$1,919,109

Meryl S. Golden	2021	$500,000	$-	$211,020	(4)	$-	$-	$23,600	(8)	$734,620
Chief Operating Officer; President, Kingstone Insurance Company	2020	$500,000	$73,646	$-		$-	$-	$23,400	(9)	$597,046

Sarah (Minlei) Chen	2021	$267,515	$40,000	$36,520	(5)	$-	$-	$6,588	(10)	$350,623
Chief Actuary, Kingstone Insurance Company

______________

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

(2)

In January 2021, Mr. Goldstein was granted an aggregate of 251,769 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of 125,885 shares as of the first anniversary of the date of grant and vests to the extent of 125,884 shares as of December 31, 2022. See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of certain provisions relating to the restricted stock granted to Mr. Goldstein.

64

(3)

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

(4)

In January 2021, Ms. Golden was granted 30,000 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of 10,000 shares as of the first anniversary of the date of grant and vests to the extent of 10,000 shares as of each of the second and third anniversaries of the date of grant. See “Termination of Employment and Change-in-Control Arrangements – Meryl Golden” below for a discussion of certain provisions relating to the restricted stock granted to Ms. Golden.

(5)

In January 2021, Ms. Chen was granted 3,572 shares of restricted common stock under our 2014 Plan. Such grant vested to the extent of 1,191 shares as of the first anniversary of the date of grant and vests to the extent of 1,191 and 1,190 shares as of the second and third anniversaries of the date of grant, respectively. In addition, in December 2021, Ms. Chen was granted 2,400 shares of restricted stock under our 2014 Plan. Such grant vests to the extent of 800 shares as of each of the first, second and third anniversaries of the date of grant.

(6)

Represents employer matching contributions under our deferred compensation plan of $11,335, employer matching contributions under our defined contribution plan of $11,600 and a car allowance of $12,000.

(7)

Represents employer matching contributions under our deferred compensation plan of $11,909, employer matching contributions under our defined contribution plan of $8,700 and a car allowance of $12,000.

(8)	Represents employer matching contributions under our defined contribution plan of $11,600 and a car allowance of $12,000.

(9)	Represents employer matching contributions under our defined contribution plan of $11,400 and a car allowance of $12,000.

(10)	Represents employer matching contributions under our defined contribution plan.

Employment Contracts

Barry B. Goldstein

On October 14, 2019, we entered into a second amended and restated employment agreement with Mr. Goldstein which took effect as of January 1, 2020 and expires on December 31, 2022 (the “Second Amended and Restated Goldstein Employment Agreement”).

Pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 6% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary. In addition, pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein is entitled to receive a long-term compensation (“LTC”) payment of between $945,000 and $2,835,000 based on a specified minimum increase in our adjusted book value per share (as defined in the Second Amended and Restated Goldstein Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase is at least 14%).

Pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2020, of a number of shares of restricted stock determined by dividing $1,250,000 by the fair market value of our common stock on the date of grant. The January 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-third of the award on December 31, 2022 based on the continued provision of services through such date. Also pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000 by the fair market value of our common stock on the date of grant. The January 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 31, 2022 based on the continued provision of services such date. Further, pursuant to the Second Amended and Restated Goldstein Employment Agreement, Mr. Goldstein received in 2020, 2021 and 2022 a grant, under the terms of the 2014 Plan, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant. The 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-third of the award on December 31, 2022 based on the continued provision of services through such date. The 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 31, 2022 based on the continued provision of services through such date. The 2022 grant will vest on December 31, 2022 based on the continued provision of services through such date.

See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of the provisions of the Second Amended and Restated Goldstein Employment Agreement with regard to payments due in the event of the termination of Mr. Goldstein’s employment.

Meryl S. Golden

We and Ms. Golden are parties to an employment agreement dated as of August 27, 2019 (as amended, the “Golden Employment Agreement”). Pursuant to the Golden Employment Agreement, which expires on December 31, 2022, Ms. Golden serves as our Chief Operating Officer and is entitled to receive an annual base salary of $500,000. In addition, pursuant to the Golden Employment Agreement and the 2014 Plan, in September 2019, Ms. Golden was granted an option to purchase 50,000 shares of common stock which has vested to the extent of 12,500 shares on each of the date of grant and each of the first and second anniversaries of the date of grant and will vest to the extent of 12,500 shares on the third anniversary of the date of grant. Further, pursuant to the Golden Employment Agreement and the 2014 Plan, in each of January 2021 and January 2022, Ms. Golden was granted 30,000 shares of restricted stock. Each such grant vests to the extent of 10,000 shares on each of the first, second and third anniversaries of the date of grant.

See “Termination of Employment and Change-in-Control Arrangements – Meryl S. Golden” below for a discussion of the provisions of the Golden Employment Agreement with regard to payments due in the event of the termination of Ms. Golden’s employment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning exercisable and unexercisable stock options and unvested stock grants held by the above Named Executive Officers as of December 31, 2021:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Barry B. Goldstein	-	-		-	-	368,183	(1)	$1,840,915	-	$-

Meryl S. Golden	37,500	12,500	(2)	$8.72	9/25/24	32,400	(3)	$162,000	-	$-

Sarah (Minlei) Chen	-	-		-	-	8,836	(4)	$44,180	-	$-

_____________________

(1)	Such shares vested to the extent of 58,207 shares on January 3, 2022 and 125,885 shares on January 4, 2022 and will vest to the extent of 184,091 shares on December 31, 2022.

(2)	Such option is exercisable on September 25, 2022.

(3)

Such shares vested to the extent of 10,000 shares on January 4, 2022 and will vest to the extent of 10,000 shares on each of January 4, 2023 and 2024 and 800 shares on each of December 13, 2022, 2023 and 2024.

(4)

Such shares vested to the extent of 1,191 shares on January 28, 2022 and will vest to the extent of 1,432 shares on each of November 2, 2022 and 2023, 1,191 shares on January 28, 2023, 1,190 shares on January 28, 2024 and 800 shares on each of December 13, 2022, 2023 and 2024.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2021:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total

William L. Yankus	$83,000	$40,000	$-	$123,000
Floyd R. Tupper	$88,000	$40,000	$-	$128,000
Carla A. D’Andre	$78,000	$40,000	$-	$118,000
Timothy P. McFadden	$78,000	$40,000	$-	$118,000

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

Name	Unvested Restricted Stock Awards (#)

Floyd R. Tupper	6,154
William L. Yankus	6,154
Carla A. D’Andre	6,154
Timothy P. McFadden	6,154

Our non-employee directors are entitled to receive annual compensation for their services as directors as follows:

•	$63,000;

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership

The following table sets forth certain information as of March 21, 2022 regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each Named Executive Officer and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	832,076	(1)	7.8%

Floyd R. Tupper	79,576	(2)	*

Meryl S. Golden	47,500	(3)	*

William L. Yankus	29,945		*

Carla A. D’Andre	28,095	(4)	*

Timothy P. McFadden	27,740		*

Sarah (Minlei) Chen	1,578		*

The TCW Group, Inc. on behalf of the TCW Business Unit 865 South Figueroa Street Los Angeles, California	743,903	(5)	7.0%

Michael Doak Griffin Highline Capital LLC 4514 Cole Avenue Dallas, Texas	595,238	(6)	5.6%

Punch & Associates Investment Management, Inc. 7701 France Avenue South, Suite 300 Edina, Minnesota	584,000		5.5%

All executive officers and directors as a group (6 persons)	1,046,510	(1)(2)(3)(4)	9.8%

_______________

*	Less than 1%.

70

(1)

The information regarding Mr. Goldstein is based solely on publicly available information filed with the SEC. Includes (i) 73,168 shares of common stock owned by Mr. Goldstein’s wife and (ii) 15,000 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein has sole voting and dispositive power over 758,908 shares of common stock and shared voting and dispositive power over 73,168 shares of common stock. The inclusion of the shares owned by Mr. Goldstein’s wife and the retirement trust shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(2)

Includes (i) 32,395 shares owned by Mr. Tupper’s wife (ii) 6,675 shares held in a retirement trust for the benefit of Mr. Tupper and (iii) 810 shares held in a retirement trust for the benefit of Mr. Tupper’s wife. Mr. Tupper has sole voting and dispositive power over 46,371 shares of common stock and shared voting and dispositive power over 33,205 shares of common stock. The inclusion of the shares owned by Mr. Tupper’s wife and the retirement trusts for the benefit of Mr. Tupper and his wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)	Includes 37,500 shares issuable upon the exercise of options that are exercisable currently.

(4)

Includes (i) 1,400 shares held in a retirement trust for the benefit of Ms. D’Andre and (ii) 10,000 shares held in a retirement trust for the benefit of Ms. D’Andre’s husband. Ms. D’Andre has sole voting and dispositive power over 18,095 shares of common stock and shared voting and dispositive power over 10,000 shares of common stock. The inclusion of the shares owned by the retirement trust for the benefit of Ms. D’Andre’s husband shall not be construed as an admission that Ms. D’Andre is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(5)

The information regarding The TCW Group, Inc. on behalf of the TCW Business Unit is based solely on Amendment No. 2 to Schedule 13G filed by such reporting person with the SEC on February 9, 2022 (the “TCW 13G/A”). According to the TCW 13G/A, such reporting person has shared voting and dispositive power over the 743,903 shares of common stock.

(6)

The information regarding Michael Doak (“Doak”) and Griffin Highline Capital LLC (“Griffin”) is based solely on Amendment No. 1 to Schedule 13D filed by such reporting persons with the SEC on January 19, 2022 (the “Doak/Griffin 13D/A”). According to the Doak/Griffin 13D/A, each of Doak and Griffin has shared voting and dispositive power over the 595,238 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2021 with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

•	All compensation plans previously approved by security holders; and

•	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	107,201	$8.31	1,069,305	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	107,201	$8.31	1,069,305

(1)	Includes 628,531 shares reserved for issuance pursuant to unvested restricted stock grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Board of Directors

Our Board of Directors is currently comprised of Barry B. Goldstein, Floyd R. Tupper, William L. Yankus, Carla A. D’Andre, Timothy P. McFadden and Meryl S. Golden. Our board of directors has determined that each of Messrs. Tupper, Yankus and McFadden and Ms. D’Andre is independent under applicable Nasdaq listing standards and federal securities rules and regulations.

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

Other

The daughter of Barry Goldstein, Amanda Rofsky, is employed as our Investor Relations Director and serves as Vice President of Cosi Agency, Inc., one of our subsidiaries. For the fiscal year ended December 31, 2021, she earned $166,188 in compensation.

Related Party Transactions

                Due to the infrequency of related party transactions, we have not formally adopted procedures for the review of, or standards for approval of, such transactions; however, our Board of Directors (or a designated committee thereof) will review related party transactions on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2021 and 2020.

Fee Category	Fiscal 2021 Fees	Fiscal 2020 Fees
Audit Fees(1)	$308,350	$241,535
Tax Fees(2)	$-	$-
Audit-Related Fees(3)	$-	$-
All Other Fees(4)	$-	$-
	$308,350	$241,535

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

10(e)	Stock Grant Agreement, dated as of January 4, 2021, between Kingstone Companies, Inc. and Barry B. Goldstein (230,769 shares).*

10(f)	Stock Grant Agreement, dated as of January 4, 2021, between Kingstone Companies, Inc. and Barry B. Goldstein (21,000 shares).*

10(g)	Stock Grant Agreement, dated as of January 3, 2022, between Kingstone Companies, Inc. and Barry B. Goldstein.*

10(h)

Employment Agreement, dated as of August 27, 2019, by and between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 17, 2019).

10(i)	Stock Grant Agreement, dated as of January 4, 2021, between Kingstone Companies, Inc. and Meryl S. Golden.*

10(j)	Stock Grant Agreement, dated as of January 3, 2022, between Kingstone Companies, Inc. and Meryl S. Golden.*

10(k)	Deferred Compensation Plan, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 16, 2017).

23	Consent of Marcum LLP.*

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	101.SCH XBRL Taxonomy Extension Schema.*

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.*

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

 Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: April 1, 2022	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein	Chief Executive Officer, President	April 1, 2022
Barry B. Goldstein	and Executive Chairman of the Board

s/ Richard Swartz	Chief Accounting Officer (Principal Financial	April 1, 2022
Richard Swartz	Officer and Principal Accounting Officer)

/s/ Meryl S. Golden	Chief Operating Officer and Director	April 1, 2022
Meryl S. Golden

/s/ Floyd R. Tupper	Director	April 1, 2022
Floyd R. Tupper

/s/ William L. Yankus	Director	April 1, 2022
William L. Yankus

/s/ Carla A. D’Andre	Director	April 1, 2022
Carla A. D’Andre

/s/ Timothy P. McFadden	Director	April 1, 2022
Timothy P. McFadden

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Kingstone Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc.  (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.  The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the Estimate of Loss and Loss Adjustment Expense (“LAE”) Reserves

As discussed in Notes 2 and 11 to the financial statements, the loss and LAE reserves represent the Company’s estimate of the ultimate liability for unpaid losses. These reserves are based on facts and circumstances then known and include provisions for claims that have been reported and claims that have been incurred but not reported (“IBNR”).  The projection of future claim payments and reporting is based on analyses of the Company’s historical experience, supplemented by analyses of industry loss data.  At December 31, 2021, the Company’s loss and LAE reserves balance was approximately $94.9 million.

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

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address the Company’s loss and LAE reserves included, but were not limited to, testing the Company’s reserving process, including the actuarial analyses and the determination of the Company’s estimate of the loss and LAE reserves as follows:

•	Utilizing consulting actuarial professionals with specialized skills and knowledge to analyze the appropriateness of the methodologies utilized by the Company to estimate reserves and to determine the reasonableness of the gross and net loss and LAE reserves recorded by the Company as of December 31, 2021.

•	Having consulting actuarial professionals also analyze the approach, methodology, assumptions, and ultimate losses and LAE documented in the actuarial reports prepared by the independent actuarial firm engaged by the Company.

•	Analyzing the consistency of the Company’s recorded reserves relative to the central estimates of the reserve range determined by the Company’s independent actuarial firm at December 31, 2021 in comparison to December 31, 2020.

•	Performing hindsight analysis to determine the completeness and accuracy of reserves recorded in the prior year and performing analytical procedures on current year reserves.

•	Analyzing the 2021 quarterly actuarial reports prepared by the Company’s Chief Actuary.

•	Analyzing the 2021 quarterly reports on claims quality assurance prepared by the Company’s external claims consultant and the December 31, 2021 reports on unpaid claim liabilities prepared by the independent actuarial firm engaged by the Company.

•	Testing the claims handling process, including the establishment of individual case reserves and the settlement of claims.

•	Verifying the accuracy and completeness of the data provided to the independent actuarial firm engaged by the Company for the purpose of preparing the actuarial report at December 31, 2021.

/s/ Marcum LLP

Marcum LLP

Hartford, CT

April 1, 2022

We have served as the Company’s auditor since 2012.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2021	2020

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $8,753,159 at December 31, 2021 and $8,194,824 at December 31, 2020)	$8,266,334	$7,368,815
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $155,808,478 at December 31, 2021 and $145,045,584 at December 31, 2020)	158,080,110	157,549,272
Equity securities, at fair value (cost of $37,470,669 at December 31, 2021 and $32,571,166 at December 31, 2020)	39,687,002	34,413,313
Other investments	7,561,415	3,518,626
Total investments	213,594,861	202,850,026
Cash and cash equivalents	24,290,598	19,463,742
Premiums receivable, net	12,318,336	11,819,639
Reinsurance receivables, net	40,292,438	45,460,729
Deferred policy acquisition costs	22,238,987	20,142,515
Intangible assets	500,000	500,000
Property and equipment, net	9,291,597	8,083,123
Deferred income taxes, net	192,253	-
Other assets	8,593,205	9,262,493
Total assets	$331,312,275	$317,582,267

Liabilities
Loss and loss adjustment expense reserves	$94,948,745	$82,801,228
Unearned premiums	97,759,607	90,009,272
Advance premiums	2,693,466	2,660,354
Reinsurance balances payable	12,961,568	6,979,735
Deferred ceding commission revenue	9,748,508	93,519
Accounts payable, accrued expenses and other liabilities	7,704,396	8,433,233
Deferred income taxes, net	-	4,156,913
Debt, net	29,823,791	29,647,611
Total liabilities	255,640,081	224,781,865

Commitments and Contingencies (Note 17)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 11,955,660 shares at December 31, 2021 and 11,871,307 shares at December 31, 2020; outstanding 10,484,254 shares at December 31, 2021 and 10,616,815 shares at December 31, 2020	119,557	118,713
Capital in excess of par	72,467,483	70,769,165
Accumulated other comprehensive income	1,796,739	9,880,062
Retained earnings	6,855,896	15,928,345
	81,239,675	96,696,285
Treasury stock, at cost, 1,471,406 shares at December 31, 2021 and 1,254,492 shares at December 31, 2020	(5,567,481)	(3,895,883)
Total stockholders' equity	75,672,194	92,800,402

Total liabilities and stockholders' equity	$331,312,275	$317,582,267

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31,	2021	2020

Revenues
Net premiums earned	$143,881,719	$108,080,629
Ceding commission revenue	89,681	14,202,353
Net investment income	6,621,392	6,505,603
Net gains on investments	9,786,955	1,590,616
Other income	851,494	990,550
Total revenues	161,231,241	131,369,751

Expenses
Loss and loss adjustment expenses	101,972,596	66,431,072
Commission expense	33,114,103	31,828,174
Other underwriting expenses	26,254,143	25,424,779
Other operating expenses	4,183,211	4,282,773
Depreciation and amortization	3,290,445	2,864,583
Interest expense	1,826,180	1,826,180
Total expenses	170,640,678	132,657,561

Loss from operations before taxes	(9,409,437)	(1,287,810)
Income tax benefit	(2,031,136)	(2,260,200)
Net (loss) income	(7,378,301)	972,390

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains on available-for-sale-securities	(5,111,234)	7,148,205
Reclassification adjustment for gains included in net income	(5,120,822)	(678,343)
Net change in unrealized (losses) gains	(10,232,056)	6,469,862
Income tax benefit (expense) related to items of other comprehensive (loss) income	2,148,733	(1,358,670)
Other comprehensive (loss) income, net of tax	(8,083,323)	5,111,192

Comprehensive (loss) income	$(15,461,624)	$6,083,582

Earnings (loss) per common share:
Basic	$(0.70)	$0.09
Diluted	$(0.70)	$0.09

Weighted average common shares outstanding
Basic	10,587,912	10,721,342
Diluted	10,587,912	10,730,737

Dividends declared and paid per common share	$0.1600	$0.1825

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2021 and 2020

						Accumulated Other
					Capital	Comprehensive
	Preferred Stock		Common Stock		in Excess	Income	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	(Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2020	-	$-	11,824,889	$118,248	$69,133,918	$4,768,870	$16,913,097	1,027,439	$(2,712,552)	88,221,581
Stock-based compensation	-	-	-	-	1,769,649	-	-	-	-	1,769,649
Vesting of restricted stock awards	-	-	67,686	676	(676)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(21,268)	(211)	(133,726)	-	-	-	-	(133,937)
Acquisition of treasury stock	-	-	-	-	-	-	-	227,053	(1,183,331)	(1,183,331)
Dividends	-	-	-	-	-	-	(1,957,142)	-	-	(1,957,142)
Net income	-	-	-	-	-	-	972,390	-	-	972,390
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	5,111,192	-	-	-	5,111,192
Balance, December 31, 2020	-	-	11,871,307	118,713	70,769,165	9,880,062	15,928,345	1,254,492	(3,895,883)	92,800,402
Stock-based compensation	-	-	-	-	1,904,935	-	-	-	-	1,904,935
Vesting of restricted stock awards	-	-	114,432	1,144	(1,144)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(30,079)	(300)	(205,473)	-	-	-	-	(205,773)
Acquisition of treasury stock	-	-	-	-	-	-	-	216,914	(1,671,598)	(1,671,598)
Dividends	-	-	-	-	-	-	(1,694,148)	-	-	(1,694,148)
Net loss	-	-	-	-	-	-	(7,378,301)	-	-	(7,378,301)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(8,083,323)	-	-	-	(8,083,323)
Balance, December 31, 2021	-	$-	11,955,660	$119,557	$72,467,483	$1,796,739	$6,855,896	1,471,406	$(5,567,481)	$75,672,194

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2021	2020

Cash flows from operating activities:
Net (loss) income	$(7,378,301)	$972,390
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Net gains on investments	(7,234,028)	(832,418)
Net unrealized (gains) losses on equity investments	(276,340)	175,515
Net unrealized gains on other investments	(2,276,587)	(933,713)
Depreciation and amortization	3,290,445	2,864,583
Bad debt expense	160,369	128,585
Amortization of bond premium, net	260,343	614,307
Amortization of discount and issuance costs on debt	176,180	176,180
Stock-based compensation	1,904,935	1,769,649
Deferred income tax (benefit) expense	(2,200,433)	3,109,295
Decrease (increase) in operating assets:
Premiums receivable, net	(659,066)	758,187
Reinsurance receivables, net	5,168,291	(4,710,191)
Deferred policy acquisition costs	(2,096,472)	491,863
Other assets	667,952	(2,286,399)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	12,147,517	2,302,617
Unearned premiums	7,750,335	(373,966)
Advance premiums	33,112	(531,158)
Reinsurance balances payable	5,981,833	(4,734,989)
Deferred ceding commission revenue	9,654,989	(7,641,879)
Accounts payable, accrued expenses and other liabilities	(728,837)	(1,553,084)
Net cash flows provided by (used in) operating activities	24,346,237	(10,234,626)

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(3,175,686)	(4,041,750)
Purchase - fixed-maturity securities available-for-sale	(91,210,388)	(18,524,314)
Purchase - equity securities	(19,195,630)	(20,967,535)
Purchase - other investments	(2,000,000)	-
Sale and redemption - fixed-maturity securities held-to-maturity	2,217,428	500,000
Sale and maturity - fixed-maturity securities available-for-sale	85,347,589	35,845,934
Sale - equity securities	16,333,946	11,096,028
Sale - real estate partnership	233,798	-
Acquisition of property and equipment	(4,498,919)	(3,327,070)
Net cash flows (used in) provided by investing activities	(15,947,862)	581,293

Cash flows from financing activities:
Withholding taxes paid on vested retricted stock awards	(205,773)	(133,937)
Purchase of treasury stock	(1,671,598)	(1,183,331)
Dividends paid	(1,694,148)	(1,957,142)
Net cash flows used in financing activities	(3,571,519)	(3,274,410)

Increase (decrease) in cash and cash equivalents	$4,826,856	$(12,927,743)
Cash and cash equivalents, beginning of period	19,463,742	32,391,485
Cash and cash equivalents, end of period	$24,290,598	$19,463,742

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$382,437
Cash paid for interest	$1,650,000	$1,650,000

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 79.5% and 80.0% of KICO’s direct written premiums for the years ended December 31, 2021 and 2020, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation: Going Concern

The Company’s $30,000,000 5.5% Senior Unsecured Notes (the “Notes”) are due on December 30, 2022. The Company’s continuation as a going concern is dependent on its ability to obtain financing and/or other funds to satisfy such obligation.  Management believes that KICO’s insurance operations would be able to continue in the unlikely event that financing is not obtained.

In accordance with ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management’s Plan Related to Going Concern

In order to continue as a going concern, the Company will need to obtain financing and/or other funds to satisfy its debt obligation on December 30, 2022. Management plans to refinance the Notes with a new issue of investment grade debt securities of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the Notes. In connection therewith, the Company has engaged an investment banker to serve as exclusive placement agent for a proposed offering by the Company of its securities (including debt, equity and/or preferred securities). The engagement letter indicates that the offering would be of such size as to generate proceeds to the Company of no less than $30,000,000. The Company also will receive dividends paid to it by KICO, its insurance subsidiary, that could be utilized to repay the Notes. Without the prior approval of the New York State Department of Financial Services, dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO to the Company during such period. As of December 31, 2021, the maximum distribution that KICO could pay the Company without prior regulatory approval was approximately $3,448,000. Further, the Company plans to use available invested assets and cash to repay the Notes. As of December 31, 2021, invested assets and cash was approximately $1,108,000.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above. The Company believes that its plan is probable of being implemented and that such plan would alleviate any adverse conditions.

Principles of Consolidation

The consolidated financial statements include the accounts of Kingstone and its wholly owned subsidiaries: (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2021 and 2020. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2021 and 2020. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The Company may sell its available-for-sale securities, equity securities, and other investments in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Investment income is accrued to the balance sheet dates of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturity securities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income totaled approximately $1,861,000 and $1,880,000 as of December 31, 2021 and 2020, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Premiums Receivable

Premiums receivable include balances due currently or in the future and are presented net of an allowance for doubtful accounts of approximately $233,000 and $390,000 as of December 31, 2021 and 2020, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $160,000 and $129,000 were written off for the years ended December 31, 2021 and 2020, respectively.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2021 and 2020.

Property and Equipment

Building and building improvements, automobiles, furniture, computer equipment, and computer software are reported at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The Company estimates the useful life for computer equipment, automobiles, furniture and other equipment is three years, computer software is three to five years, and building and building improvements is 39 years.

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the estimated fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2021 and 2020, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2021 and 2020, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

Insurance Related Assessments

Liabilities for insurance-related assessments are accrued when an assessment is probable, when it can be reasonably estimated and when the event obligating the entity to pay an imposed or probable assessment has occurred. Liabilities for insurance-related assessments are not discounted and are included as part of Accounts Payable, Accrued Expenses and Other liabilities on the accompanying Consolidated Balance Sheets. At December 31, 2021 and 2020, the liability balances were approximately $274,000 and $841,000, respectively

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Concentration, Credit Risk and Market Risk

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

As of December 31, 2021 and 2020, the Company’s cash equivalents were as follows:

	December 31,	December 31,
	2021	2020

Collateralized bank repurchase agreement (1)	$142,258	$2,228,779
Money market funds	992,347	17,272,985
Total	$1,134,605	$19,501,764

(1)

The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2021, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2021 and 2020 as follows:

	Years ended December 31,
	2021	2020
Personal Lines	95.3%	92.9%
Premiums earned not subject to concentration (1)	4.7%	7.1%
Total premiums earned	100.0%	100.0%

(1)	For the years ended December 31, 2021 and 2020, premiums earned not subject to concentration is comprised of one and two different lines of business, respectively.

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

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and were approximately $110,000 and $132,000 for the years ended December 31, 2021 and 2020, respectively.

Stock-based Compensation

Stock-based compensation expense in 2021 and 2020 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, primarily from changes in unrealized gains and losses on available-for-sale securities, net of the related income taxes.

Accounting Changes

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU 2019-12”). Among other items, the amendments in ASU 2019-12 simplified the accounting treatment of tax law changes and year-to-date losses in interim periods.  An entity generally recognizes the effects of a change in tax law in the period of enactment; however, there is an exception for tax laws with delayed effective dates.  Under previous guidance, an entity may not adjust its annual effective tax rate for a tax law change until the period in which the law is effective.  This exception was removed under ASU 2019-12, thereby providing that all effects of a tax law change are recognized in the period of enactment, including adjustment of the estimated annual effective tax rate.  Regarding year-to-date losses in interim periods, an entity is required to estimate its annual effective tax rate for the full fiscal year at the end of each interim period and use that rate to calculate its income taxes on a year-to-date basis.  However, previous guidance provides an exception that when a loss in an interim period exceeds the anticipated loss for the year, the income tax benefit is limited to the amount that would be recognized if the year-to-date loss were the anticipated loss for the full year.  ASU 2019-12 removed this exception and provides that in this situation, an entity would compute its income tax benefit at each interim period based on its estimated annual effective tax rate. The Company adopted ASU 2019-12 effective January 1, 2021 and the Company did not have a material impact on its consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company has determined that it was not subject to any other new accounting pronouncements that became effective during the year ended December 31, 2021.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$17,236,750	$246,748	$(197,984)	$-	$17,285,514	$48,764

Corporate and other bonds Industrial and miscellaneous	80,534,769	2,603,411	(126,926)	-	83,011,254	2,476,485

Residential mortgage and other asset backed securities (1)	58,036,959	355,985	(489,258)	(120,344)	57,783,342	(253,617)
Total fixed-maturity securities	$155,808,478	$3,206,144	$(814,168)	$(120,344)	$158,080,110	$2,271,632

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

(1)

As of December 31, 2020, KICO placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (See Note 9). As of December 31, 2021 KICO did not have any securities pledged to FHLBNY. The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2020, the estimated fair value of the eligible investments was approximately $11,391,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2020, there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2021 and 2020 is shown below:

	December 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,153,099	$1,156,636	$8,559,005	$8,668,064
One to five years	43,007,110	44,914,759	44,137,567	47,745,430
Five to ten years	26,808,853	27,332,581	55,508,712	63,159,775
More than 10 years	26,802,457	26,892,792	8,676,409	9,314,062
Residential mortgage and other asset backed securities	58,036,959	57,783,342	28,163,891	28,661,941
Total	$155,808,478	$158,080,110	$145,045,584	$157,549,272

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of December 31, 2021 and 2020 are as follows:

	December 31, 2021
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901
Common stocks, mutual funds, and exchange traded funds	15,451,160	1,573,653	(179,712)	16,845,101
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002

	December 31, 2020
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$18,097,942	$853,277	$(426,942)	$18,524,277
Common stocks, mutual funds, and exchange traded funds	14,473,224	1,820,512	(404,700)	15,889,036
Total	$32,571,166	$2,673,789	$(831,642)	$34,413,313

Other Investments

The cost and estimated fair value of, and gross unrealized gains on, the Company’s other investments as of December 31, 2021 and 2020 are as follows:

	December 31, 2021			December 31, 2020
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$3,562,034	$7,561,415	$1,999,381	$1,369,245	$3,368,626

Real estate limited partnership	-	-	-	150,000	-	150,000
Total	$3,999,381	$3,562,034	$7,561,415	$2,149,381	$1,369,245	$3,518,626

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	$209,633

Political subdivisions of States, Territories and Possessions	998,239	22,856	-	-	1,021,095	22,856

Exchange traded debt	304,111	85	(13,921)		290,275	(13,836)

Corporate and other bonds
Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	268,172
Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	$486,825

	December 31, 2020
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Gains

Held-to-Maturity Securities:
U.S. Treasury securities	$729,595	$319,714	$-	$-	$1,049,309	$319,714

Political subdivisions of States, Territories and Possessions	998,428	50,917	-	-	1,049,345	50,917

Corporate and other bonds Industrial and miscellaneous	5,640,792	455,378	-	-	6,096,170	455,378

Total	$7,368,815	$826,009	$-	$-	$8,194,824	$826,009

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

A summary of the amortized cost and the estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2021 and 2020 is shown below:

	December 31, 2021		December 31, 2020
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$994,712	$1,008,180	$-	$-
One to five years	1,205,829	1,290,465	2,598,193	2,777,936
Five to ten years	1,513,942	1,648,808	1,502,603	1,727,316
More than 10 years	4,551,851	4,805,706	3,268,019	3,689,572
Total	$8,266,334	$8,753,159	$7,368,815	$8,194,824

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Years ended
	December 31,
	2021	2020

Income:
Fixed-maturity securities	$5,446,795	$5,533,047
Equity securities	1,529,020	1,159,507
Cash and cash equivalents	11,511	91,603
Total	6,987,326	6,784,157
Expenses:
Investment expenses	365,934	278,554
Net investment income	$6,621,392	$6,505,603

Proceeds from the sale and redemption of fixed-maturity securities held-to-maturity were $2,217,428 and $500,000 for the years ended December 31, 2021 and 2020, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $85,347,589 and $35,845,934 for the years ended December 31, 2021 and 2020, respectively.

Proceeds from the sale of equity securities were $16,333,946 and $11,096,028 for the years ended December 31, 2021 and 2020, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company’s net gains (losses) on investments are summarized as follows:

	Years ended
	December 31,
	2021	2020
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$5,189,810	$1,108,159
Gross realized losses	(90,111)	(327,890)
	5,099,699	780,269

Equity securities:
Gross realized gains	2,415,136	832,394
Gross realized losses	(280,807)	(780,245)
	2,134,329	52,149

Other Investments:
Gross realized gains	83,798	-
Gross realized losses	-	-
	83,798	-

Net realized gains	7,317,826	832,418

Unrealized Gains (Losses)

Equity Securities:
Gross gains	276,340	41,517
Gross losses	-	(217,032)
	276,340	(175,515)

Other Investments:
Gross gains	2,192,789	933,713
Gross losses	-	-
	2,192,789	933,713

Net unrealized gains	2,469,129	758,198

Net gains on investments	$9,786,955	$1,590,616

Impairment Review

Impairment of investment securities results in a charge to operations when a market decline below cost is deemed to be other-than-temporary. The Company regularly reviews its fixed-maturity securities to evaluate the necessity of recording impairment losses for other-than-temporary declines in the estimated fair value of investments. In evaluating potential impairment, GAAP specifies (i) if the Company does not have the intent to sell a debt security prior to recovery and (ii) it is more likely than not that it will not have to sell the debt security prior to recovery, the security would not be considered other-than-temporarily impaired unless there is a credit loss. When the Company does not intend to sell the security and it is more likely than not that the Company will not have to sell the security before recovery of its cost basis, it will recognize the credit component of an other-than-temporary impairment (“OTTI”) of a debt security in earnings and the remaining portion in comprehensive (loss) income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security based on cash flow projections. For held-to-maturity fixed-maturity securities, the amount of OTTI recorded in comprehensive (loss) income for the noncredit portion of a previous OTTI is amortized prospectively over the remaining life of the security based on timing of future estimated cash flows of the security.

OTTI losses are recorded in the consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2021 and December 31, 2020, there were 48 and 16 fixed-maturity securities, respectively, that accounted for the gross unrealized losses.  The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the years ended December 31, 2021 and 2020.  Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2021 and 2020 as follows:

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	6,768,123	(197,984)	5	-	-	-	6,768,123	(197,984)

Corporate and other bonds industrial and miscellaneous	17,593,707	(126,926)	15	-	-	-	17,593,707	(126,926)

Residential mortgage and other asset backed securities	45,399,451	(489,258)	26	2,923,182	(120,344)	2	48,322,633	(609,602)

Total fixed-maturity securities	$69,761,281	$(814,168)	46	$2,923,182	$(120,344)	2	$72,684,463	$(934,512)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at December 31, 2021 and 2020 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions	-	17,285,514	-	17,285,514

Corporate and other bonds industrial and miscellaneous	82,500,779	510,475	-	83,011,254

Residential mortgage and other asset backed securities	-	57,783,342	-	57,783,342
Total fixed maturities	82,500,779	75,579,331	-	158,080,110
Equity securities	39,687,002	-	-	39,687,002
Total investments	$122,187,781	$75,579,331	$-	$197,767,112

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,049,900	$-	$-	$3,049,900

Political subdivisions of States, Territories and Possessions	-	5,643,102	-	5,643,102

Corporate and other bonds industrial and miscellaneous	118,123,890	2,070,439	-	120,194,329

Residential mortgage and other asset backed securities	-	28,661,941	-	28,661,941
Total fixed maturities	121,173,790	36,375,482	-	157,549,272
Equity securities	34,413,313	-	-	34,413,313
Total investments	$155,587,103	$36,375,482	$-	$191,962,585

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of December 31, 2021 and 2020. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	December 31, 2021	December 31, 2020

Other Investments:
Hedge fund	$7,561,415	$3,368,626

Real estate limited partnership	-	150,000
Total	$7,561,415	$3,518,626

The hedge fund investment is generally redeemable with at least 45 days prior written notice.  The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the accompanying consolidated statements of operations and comprehensive (loss) income within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s debt as of December 31, 2021 and 2020, which is not measured at fair value is as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$28,436,019	$-	$28,436,019

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$27,272,727	$-	$27,272,727

The fair value of debt is estimated based on observable market prices when available. When observable market prices are not available, the fair values of debt are based on observable market prices of comparable instruments adjusted for differences between the observed instruments and the instruments being valued or is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Reinsurance balances payable: The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments and real estate as of December 31, 2021 and 2020 are as follows:

	December 31, 2021		December 31, 2020
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value

Fixed-maturity securities-held-to maturity	$8,266,334	$8,753,159	$7,368,815	$8,194,824
Cash and cash equivalents	$24,290,598	$24,290,598	$19,463,742	$19,463,742
Premiums receivable, net	$12,318,336	$12,318,336	$11,819,639	$11,819,639
Reinsurance receivables, net	$40,292,438	$40,292,438	$45,460,729	$45,460,729
Real estate, net of accumulated depreciation	$2,144,464	$2,144,464	$2,219,999	$2,705,000
Reinsurance balances payable	$12,961,568	$12,961,568	$6,979,735	$6,979,735

Note 6 - Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. KICO’s insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. All identified intangible assets of finite useful life were fully amortized as of December 31, 2021 and 2020.

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2021 and 2020 are summarized as follows:

	Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000
Customer relationships	10	3,400,000	3,400,000	-
Other identifiable intangibles	7	950,000	950,000	-
Total		$4,850,000	$4,350,000	$500,000

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified for the years ended December 31, 2021 and 2020.

The Company recorded no amortization expense related to intangible assets for the years ended December 31, 2021 and 2020, respectively.

Note 7 - Reinsurance

Effective December 31, 2021, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Effective December 15, 2019, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ policies, covering the period from December 15, 2019 through December 30, 2020 (“2019/2020 Treaty”). Effective December 31, 2020, the 2019/2020 Treaty expired on a cut off basis; this treaty was not renewed.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2021. Effective October 18, 2021, the Company entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provides reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	(2021/2023 Treaty)							(2019/2020 Treaty)
	July 1,		December 31,	July 1,		December 31,		July 1,	December 15,
	2022		2021	2021		2020		2020	2019
	to		to	to		to		to	to
	January 1,		June 30,	December 30,		June 30,		December 30,	Jume 30,
Line of Business	2023		2022	2021		2021		2020	2020

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded	30%		30%	None	(7)	None	(7)	25%	25%
Risk retained on intial $1,000,000 of losses (7) (9)	$700,000		$700,000	$1,000,000		$1,000,000		$750,000	$750,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000		$1,000,000	None	(7)	None	(7)	$1,000,000	$1,000,000
Expiration date	January 1, 2023		January 1, 2023	NA	(7)	NA	(7)	December 30, 2020	December 30, 2020
Excess of loss coverage and facultative facility coverage (1) (9) (10)	$400,000		$8,400,000	$8,000,000		$8,000,000		$8,000,000	$9,000,000
	in excess of		in excess of	in excess of		in excess of		in excess of	in excess of
	$600,000		$600,000	$1,000,000		$1,000,000		$1,000,000	$1,000,000
Total reinsurance coverage per occurrence (7) (9) (10)	$500,000		$8,500,000	$8,000,000		$8,000,000		$8,250,000	$9,250,000
Losses per occurrence subject to reinsurance coverage (7) (10)	$1,000,000		$9,000,000	$9,000,000		$9,000,000		$9,000,000	$10,000,000
Expiration date		(10)	June 30, 2022	June 30, 2022		June 30, 2021		June 30, 2021	June 30, 2020

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	10,000,000		10,000,000	None	(7)	None	(7)	7,500,000	7,500,000
Risk retained per catastrophe occurrence (2) (7) (11)	None	(10)	$7,400,000	$10,000,000		$10,000,000		$8,125,000	$5,625,000
Catastrophe loss coverage in excess of quota share coverage (3) (7)	None	(10)	$490,000,000	$490,000,000		$475,000,000		$475,000,000	$602,500,000
Catastrophe stub coverage for the period from October 18, 2021 through December 31, 2021 (8)	NA		NA	$5,000,000		NA		NA	NA
				in excess of
				$5,000,000
Reinstatement premium protection (4) (5) (6) (10)	Yes		Yes	Yes		Yes		Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility (“Facultative Facility”) allowing KICO to obtain homeowners single risk coverage up to $10,000,000 in total insured value, which covers direct losses from $3,500,000 to $10,000,000 through June 30, 2020. For the period July 1, 2020 through June 30, 2022, the Facultative Facility covers direct losses from $3,500,000 to $9,000,000.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

(5)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.

(6)	For the period July 1, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.

(7)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through December 30, 2021 is only for excess of loss and catastrophe reinsurance.

(8)	Excludes freeze and freeze related claims.

(9)

For the period January 1, 2022 through January 1, 2023, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty. Excludes losses from named storms.

(10)

Excess of loss and catastrophe reinsurance treaties will expire on June 30, 2022; reinsurance coverage in effect from July 1, 2022 through January 1, 2023 is only for personal lines quota share (homeowners, dwelling fire and canine legal liability) and underlying excess of loss reinsurance.

(11)	For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

		Treaty Year
	July 1, 2021	July 1, 2020	July 1, 2019
	to	to	to
Line of Business	June 30, 2022	June 30, 2021	June 30, 2020

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	100%
Risk retained	$300,000	$300,000	$100,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,900,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2022	June 30, 2021	June 30, 2020

Commercial Lines (1):
General liability commercial policies
Quota share treaty		None	None
Risk retained		$750,000	$750,000
Excess of loss coverage above risk retained		$3,750,000	$3,750,000
		in excess of	in excess of
		$750,000	$750,000
Total reinsurance coverage per occurrence		$3,750,000	$3,750,000
Losses per occurrence subject to reinsurance coverage		$4,500,000	$4,500,000

Commercial Umbrella
Quota share treaty		None	None

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2021 and 2020 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2021
Cavello Bay Reinsurance Limited (1)	$2,134	$3,245	$5,379	$10,086	(2)
Swiss Reinsurance America Corporation	4,069	631	4,700	-
Hanover Rueck SE	2,474	1,176	3,650	-
Allied World Assurance Company	1,098	29	1,127	-
Others	863	1,415	2,278	791	(3)
Total	$10,638	$6,496	$17,134	$10,877

December 31, 2020
Cavello Bay Reinsurance Limited (1)	$2,850	$3,405	$6,255	$10,086	(2)
Swiss Reinsurance America Corporation	7,778	5,840	13,618	-
Hanover Rueck SE	4,909	2,897	7,806	-
Allied World Assurance Company	2,019	1,761	3,780	-
Others	2,598	884	3,482	732	(3)
Total	$20,154	$14,788	$34,941	$10,818

(Columns in the tables above may not sum to totals due to rounding)

(1)	On December 27, 2018, Enstar Group Limited announced that one of its wholly owned subsidiaries, Cavello Bay Reinsurance Limited, acquired Maiden Reinsurance North America, Inc.

(2)	Secured pursuant to collateralized trust agreements.

(3)	As of December 31, 2021 and 2020, represents $791,000 and $732,000, respectively, guaranteed by irrevocable letters of credit.

Assets held in the trusts referred to in footnote (2) in the table above are not included in the Company’s invested assets and investment income earned on these assets is credited to the reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2021 and 2020 include unearned ceded premiums of approximately $23,159,000 and $282,000, respectively.

Ceding Commission Revenue

The Company will earn ceding commission revenue under the 2021/2023 Treaty based on a fixed provisional commission rate at which provisional ceding commissions will be earned. The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increases when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decreases when the estimated ultimate loss ratio increases.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The Company’s estimated ultimate treaty year loss ratios (the “Loss Ratio(s)”) for treaties in effect during the year ended December 31, 2020 are attributable to contracts under the 2019/2020 Treaty. There was no quota share treaty in effect during the period from January 1, 2021 through December 30, 2021. In addition to the treaty that was in effect during the year ended December 31, 2020, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods increase or decrease, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.

Ceding commission revenue consists of the following:

	Year ended
	December 31,
	2021	2020

Provisional ceding commissions earned	$233,990	$14,119,180
Contingent ceding commissions earned	(144,309)	83,173
	$89,681	$14,202,353

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2021 and 2020, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,881,000 and $2,604,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Years ended
	December 31,
	2021	2020

Net deferred policy acquisition costs, net of deferred ceding commission revenue, beginning of year	$20,048,996	$12,898,980

Cost incurred and deferred:
Commissions and brokerage	35,128,938	32,279,848
Other underwriting and policy acquisition costs	8,841,557	8,526,003
Ceding commission revenue	(7,257,909)	(13,680,042)
Net deferred policy acquisition costs	36,712,586	27,125,809
Return of deferred ceding commission revenue due to termination of quota share	-	7,202,741
Additional deferred ceding commission revenue due to inception of quota share	(9,686,577)	-
Amortization	(34,584,526)	(27,178,534)
	(7,558,517)	7,150,016

Net deferred policy acquisition costs, net of deferred ceding commission revenue, end of year	$12,490,479	$20,048,996

Deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020

Deferred policy acquisition costs	$22,238,987	$20,142,515
Deferred ceding commission revenue	(9,748,508)	(93,519)
Balance at end of period	$12,490,479	$20,048,996

Note 9 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”).  KICO is required to maintain an investment in capital stock of FHLBNY.  Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At December 31, 2021 and December 31, 2020, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing.  KICO is currently able to borrow on an overnight basis. If KICO has collateral, the maximum allowable advance as of December 31, 2021 and 2020 was approximately $13,419,000 and $1,206,600 respectively. Advances are limited to 85% of the amount of available collateral, which as of December 31, 2021 and 2020 was $-0- and approximately $9,682,000, respectively. There were no borrowings under this facility during the years ended December 31, 2021 and 2020.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of debt as of December 31, 2021 and 2020 is as follows:

	December 31,	December 31,
	2021	2020

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(32,442)	(64,883)
Issuance costs	(143,767)	(287,506)
Debt, net	$29,823,791	$29,647,611

The Notes are unsecured obligations of the Company and are not the obligations of or guaranteed by any of the Company's subsidiaries. The Notes rank senior in right of payment to any of the Company's existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the Notes. The Notes rank equally in right of payment to all of the Company's existing and future senior indebtedness, but will be effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the Notes will be structurally subordinated to the indebtedness and other obligations of the Company's subsidiaries. The Company may redeem the Notes, at any time in whole or from time to time in part, at the redemption price equal to the greater of: (i) 100% of the principal amount of the Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed that would be due if the Notes matured on the applicable redemption date (exclusive of interest accrued to the applicable redemption date) discounted to the redemption date on a semi-annual basis at the Treasury Rate, plus 50 basis points (“Make Whole Call”).

Due to the Make Whole Call, management intends to retire the Notes at or close to the scheduled maturity date in December 2022. Management plans to refinance the Notes with a new issue of debt of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the current issue. In connection therewith, the Company has engaged an investment banker to serve as exclusive placement agent for a proposed offering by the Company of its securities (including debt, equity and/or preferred securities).   The engagement letter indicates that the offering would be of such size as to generate proceeds to the Company of no less than $30,000,000.  The Company also plans to use dividends paid to it by KICO, its insurance subsidiary, to repay the Notes.  Without the prior approval of the New York State Department of Financial Services, dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO to the Company during such period.  As of December 31, 2021, the maximum distribution that KICO could pay the Company without prior regulatory approval was approximately $3,448,000.  Further, the Company plans to use available invested assets and cash to repay the Notes.  As of December 31, 2021, invested assets and cash was approximately $1,108,000.

The Company used an aggregate $28,256,335 of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds was used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2021
Building	$2,344,188	$(855,558)	$1,488,630
Land	652,437	-	652,437
Furniture office equipment	802,325	(797,618)	4,707
Leasehold improvements	18,996	(5,650)	13,346
Computer equipment and software	18,686,373	(11,601,776)	7,084,597
Automobile	99,352	(51,473)	47,879
Total	$22,603,671	$(13,312,074)	$9,291,597

December 31, 2020
Building	$2,344,188	$(760,302)	$1,583,886
Land	652,437	-	652,437
Furniture office equipment	802,325	(715,819)	86,506
Leasehold improvements	18,996	(2,712)	16,284
Computer equipment and software	14,187,456	(8,491,325)	5,696,131
Automobile	99,352	(51,473)	47,879
Total	$18,104,754	$(10,021,631)	$8,083,123

Depreciation expense for the years ended December 31, 2021 and 2020 was $3,290,445 and $2,864,583, respectively.

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2021
Premiums written	$181,665,178	$-	$(52,909,694)	$128,755,484
Change in unearned premiums	(7,750,334)	-	22,876,569	15,126,235
Premiums earned	$173,914,844	$-	$(30,033,125)	$143,881,719

Year ended December 31, 2020
Premiums written	$169,317,904	$-	$(42,255,383)	$127,062,521
Change in unearned premiums	373,966	-	(19,355,858)	$(18,981,892)
Premiums earned	$169,691,870	$-	$(61,611,241)	$108,080,629

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of December 31, 2021 and 2020 was $2,693,466 and $2,660,354, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2021 and 2020 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2021
Case-basis reserves	$54,761,591	$7,839,767
Loss adjustment expenses	14,795,659	1,072,847
IBNR reserves	25,391,495	1,725,065
Recoverable on unpaid losses		10,637,679
Recoverable on paid losses	-	6,496,059
Total loss and loss adjustment expenses	$94,948,745	17,133,738
Unearned premiums		23,158,700
Receivables - reinsurance contracts		-
Total reinsurance receivables		$40,292,438

December 31, 2020
Case-basis reserves	$47,657,198	$15,432,347
Loss adjustment expenses	13,610,284	1,882,419
IBNR reserves	21,533,746	2,839,486
Recoverable on unpaid losses		20,154,252
Recoverable on paid losses	-	14,787,037
Total loss and loss adjustment expenses	$82,801,228	34,941,289
Unearned premiums		282,131
Receivables - reinsurance contracts		10,237,309
Total reinsurance receivables		$45,460,729

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended
	December 31,
	2021	2020

Balance at beginning of period	$82,801,228	$80,498,611
Less reinsurance recoverables	(20,154,251)	(15,728,224)
Net balance, beginning of period	62,646,977	64,770,387

Incurred related to:
Current year	101,987,855	66,389,907
Prior years	(15,259)	41,165
Total incurred	101,972,596	66,431,072

Paid related to:
Current year	60,171,695	41,100,578
Prior years	20,136,812	27,453,904
Total paid	80,308,507	68,554,482

Net balance at end of period	84,311,066	62,646,977
Add reinsurance recoverables	10,637,679	20,154,251
Balance at end of period	$94,948,745	$82,801,228

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $968,220 and $27,951,005 for the years ended December 31, 2021 and 2020, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2021 and 2020 was $15,259 favorable and $41,165 unfavorable, respectively.

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

COVID-19 has introduced additional uncertainty to recent claim trends. The Company reviews the carried reserves levels on a regular basis as additional information becomes available and makes adjustments in the periods in which such adjustments are determined to be necessary. The Company is not aware of any other claim trends that have emerged or that would cause future adverse development that have not already been contemplated in setting current carried reserves levels.

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of December 31, 2018 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The following is information about incurred and paid claims development as of December 31, 2021, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2021 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2012 to December 31, 2020 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										December 31, 2021
	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims by Accident Year
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited 2012 - 2020)

2012	$9,539	$9,344	$10,278	$10,382	$10,582	$10,790	$10,791	$11,015	$10,885	$10,881	$10	4,704	(1)
2013		10,728	9,745	9,424	9,621	10,061	10,089	10,607	10,495	10,529	49	1,564
2014			14,193	14,260	14,218	14,564	15,023	16,381	16,428	16,434	35	2,138
2015				22,340	21,994	22,148	22,491	23,386	23,291	23,528	201	2,558
2016					26,062	24,941	24,789	27,887	27,966	27,417	232	2,880
2017						31,605	32,169	35,304	36,160	36,532	424	3,397
2018							54,455	56,351	58,441	59,404	891	4,224
2019								75,092	72,368	71,544	6,269	4,475
2020									63,083	62,833	5,533	5,839
2021										96,425	16,479	5,572
									Total	$415,527
(1) Reported claims for accident year 2012 includes 3,406 claims from Superstorm Sandy.

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
	(Unaudited 2012 - 2020)

2012	$3,950	$5,770	$7,127	$8,196	$9,187	$10,236	$10,323	$10,428	$10,451	$10,579
2013		3,405	5,303	6,633	7,591	8,407	9,056	9,717	10,016	10,392
2014			5,710	9,429	10,738	11,770	13,819	14,901	15,491	15,770
2015				12,295	16,181	18,266	19,984	21,067	22,104	22,318
2016					15,364	19,001	21,106	23,974	25,234	25,750
2017						16,704	24,820	28,693	31,393	32,529
2018							32,383	44,516	50,553	52,025
2019								40,933	54,897	58,055
2020									39,045	50,719
2021										56,282
									Total	$334,417

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$81,110
All outstanding liabilities before 2012, net of reinsurance										108
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$81,218

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

YEARS ENDED DECEMBER 31, 2021 AND 2020

The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

As of
(in thousands)	December 31, 2021
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$81,218
Total reinsurance recoverable on unpaid losses	10,638
Unallocated loss adjustment expenses	3,093
Total gross liability for loss and LAE reserves	$94,949

The following is supplementary unaudited information about average historical claims duration as of December 31, 2021:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
All Lines of Business	49.0%	18.7%	9.3%	7.5%	6.9%	5.7%	2.9%	1.8%	1.9%	1.2%

The percentages in the above table do not add up to 100 because the percentages represent averages across all accident years at each development stage.

Note 12 – Stockholders’ Equity

Dividends Declared

Dividends declared and paid on Common Stock were $1,694,148 and $1,957,142 for the years ended December 31, 2021 and 2020, respectively. The Company announced on February 2, 2022 that its Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on March 15, 2022 to stockholders of record as of February 28, 2022 (see Note 19 - Subsequent Events).

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The results of operations for the years ended December 31, 2021 and 2020 include stock-based compensation expense for stock options totaling approximately $55,000 and $68,000, respectively. Stock-based compensation expense related to stock options for the years ended December 31, 2021 and 2020 is net of estimated forfeitures of approximately 16% for both periods. Such amounts have been included in the consolidated statements of operations and comprehensive income (loss) within other operating expenses.

No options were granted during the year ended December 31, 2021. The weighted average estimated fair value of stock options granted during the year ended December 31, 2020 was $1.66 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model.

The following weighted average assumptions were used for grants during the following periods:

	Years ended
	December 31,
	2021	2020

Dividend Yield	n/a	3.14%
Volatility	n/a	37.69%
Risk-Free Interest Rate	n/a	1.40%
Expected Life	n/a	2.75 years

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

A summary of stock option activity under the Company’s 2014 Plan for the year ended December 31, 2021 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2021	119,966	$8.26	3.55	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	(12,765)	$7.86	-	$-

Outstanding at December 31, 2021	107,201	$8.31	2.92	$-

Vested and Exercisable at December 31, 2021	37,500	$8.72	2.73	$-

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2021 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.00 closing price of the Company’s Common Stock on December 31, 2021. No options were exercised during the year ended December 31, 2021. The total intrinsic value of options forfeited during the year ended December 31, 2021 was $-0-, determined as of the date of forfeiture.

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

As of December 31, 2021, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $9,000. Unamortized compensation cost as of December 31, 2021 is expected to be recognized over a remaining weighted-average vesting period of 0.50 years.

As of December 31, 2021, there were 440,774 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the year ended December 31, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2021	370,964	$9.96	$3,990,999

Granted	392,435	$8.01	$3,144,323
Vested	(114,432)	$9.27	$(1,060,727)
Forfeited	(20,436)	$-	$-

Balance at December 31, 2021	628,531	$7.01	$6,074,595

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the years ended December 31, 2021 and 2020, stock-based compensation for these grants was approximately $1,846,000 and $1,703,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

Employee Stock Purchase Plan

On June 19, 2021, the Company’s Board of Directors adopted the Kingstone Companies, Inc. Employee Stock Purchase Plan (the “ESPP”), subject to stockholder approval. Such approval was obtained on August 10, 2021. The purpose of the ESPP is to provide eligible employees of the Company with an opportunity to use payroll deductions to purchase shares of Common Stock of the Company. The maximum number of shares of Common Stock that may be purchased under the ESPP is 750,000, subject to adjustment as provided for in the ESPP. The ESPP was effective August 10, 2021 and expires on August 10, 2031. A maximum of 5,000 shares of Common Stock may be purchased by an employee during any offering period.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The ESPP currently provides for an offering period from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”). For the years ended December 31, 2021 and 2020, stock-based compensation under the 2021/2022 Offering was approximately $4,000 and $-0-, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

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

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, net of dividends paid by KICO during such period. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may only be paid out of unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs. For the years ended December 31, 2021 and 2020, KICO paid dividends to Kingstone of $3,500,000 and $6,000,000, respectively. For the years ended December 31, 2021 and 2020, KICO recorded statutory basis net income (loss) of $1,259,672 and $(1,724,180), respectively. At December 31, 2021 and 2020, KICO reported statutory basis surplus as regards policyholders of $84,599,711 and $85,595,339, respectively, as filed with the DFS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC was above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2021 and 2020.

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

The provision for income taxes is comprised of the following:

Years ended ended December 31,	2021	2020

Current federal income tax expense (benefit)	$167,622	$(5,366,759)
Current state income tax expense (benefit)	1,675	(2,736)
Deferred federal and state income tax (benefit) expense	(2,200,433)	3,109,295
Income tax benefit	$(2,031,136)	$(2,260,200)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Years ended December 31,	2021		2020

Computed expected tax benefit	$(1,975,982)	21.0%	$(270,440)	21.0%
State taxes, net of Federal benefit	(221,879)	2.4	(233,752)	18.2
State valuation allowance	224,117	(2.4)	292,087	(22.7)
Benefit of higher tax brackets in NOL carryback - current year	-	-	(754,829)	58.6
Benefit of higher tax brackets in NOL carryback - prior year	-	-	(1,274,465)	99.0
Permanent differences
Dividends received deduction	(152,147)	1.6	(118,113)	9.2
Non-taxable investment income	(75,045)	0.8	(55,752)	4.3
Stock-based compensation	55,486	(0.6)	125,923	(9.8)
Other permanent differences	56,798	(0.6)	46,108	(3.6)
Prior year tax matters	107,173	(1.1)	(77,625)	6.0
Other	(49,657)	0.5	60,658	(4.7)

Income tax benefit, as reported	$(2,031,136)	21.6%	$(2,260,200)	175.5%

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2021	2020

Deferred tax asset:
Net operating loss carryovers (1)	$1,112,318	$-
Claims reserve discount	1,186,789	838,030
Unearned premium	3,246,364	3,880,275
Deferred ceding commission revenue	2,047,187	19,639
Other	1,220,898	648,691
Total deferred tax assets	8,813,556	5,386,635

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,670,187	4,229,928
Intangibles	105,000	105,000
Depreciation and amortization	1,046,817	954,446
Net unrealized gains of securities	2,039,756	3,494,631
Total deferred tax liabilities	8,621,303	9,543,548

Net deferred income tax asset (liability)	$192,253	$(4,156,913)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2021	2020	Expiration

Federal only, current year (A)	1,112,318	1,200,056
NOL carried back	-	(1,200,056)
Federal only, current year	$1,112,318	$-	None

State only (B)	2,099,239	1,815,546	December 31, 2041
Valuation allowance	(2,099,239)	(1,815,546)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$1,112,318	$-

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

(B) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2021 and 2020 was approximately $32,296,000 and $27,931,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive income within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2041.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The table below reconciles the changes in net deferred income tax assets (liabilities) to the deferred income tax provision for the year ended December 31, 2021:

Decrease in net deferred income tax assets	$(4,349,166)
Deferred tax benefit allocated to other comprehensive income	(2,148,733)
Deferred income tax benefit	$(2,200,433)

In assessing the valuation of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. No valuation

Note 16 - Employee Benefit Plans

Employee Bonus Plan

For the year ended December 31, 2021 the Company did not accrue for, or pay, bonuses related to the employee bonus plan.  In December of 2020, management approved discretionary bonuses totaling approximately $516,000 of expense for the year ended December 31, 2020, which is primarily recorded in other underwriting expenses on the accompanying 2020 consolidated statements of operations and comprehensive income (loss).

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $249,000 and $309,000 of expense for the years ended December 31, 2021 and 2020, respectively, related to the 401(k) Plan, which is recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of December 31, 2021 and 2020 amounted to $907,914 and $763,789, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The Company made voluntary contributions of $-0- and $4,473 for the years ended December 31, 2021 and 2020, respectively, which are recorded in other operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

On July 8, 2019, the Company entered into a lease agreement for an additional office facility for Cosi located in Valley Stream, New York under a non-cancelable operating lease. The lease has a term of seven years and two months expiring December 31, 2026. During January of 2022, under mutual agreement with the landlord at a cost of $40,000, Cosi terminated its lease effective as of January 31, 2022.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Additional information regarding the Company’s office operating leases is as follows:

	Year ended	Year ended
Lease cost	December 31, 2021	December 31, 2020
Operating lease	$247,980	$245,188
Short-term leases	-	-
Total lease cost (1) (2)	$247,980	$245,188

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$264,571	$255,626
Discount rate	5.50%	5.50%
Remaing lease term in years
KICO	2.25 years	3.25 years
Cosi	5.00 years	6.00 years

(1)	KICO rent expense is included in the consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

(2)	Cosi rent expense is included in the consolidated statements of operations and comprehensive income (loss) within other operating expenses.

Operating lease right-of-use assets, included in other assets, were $795,327 and $949,434 as of December 31, 2021 and 2020, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $795,327 and $949,434 as of December 31, 2021 and 2020, respectively.

The following table presents the contractual maturities of the Company’s lease liabilities as of December 31, 2021:

For the Year Ending December 31,	Total
2022	$273,831
2023	283,415
2024	140,739
2025	94,799
2026	98,117
Total undiscounted lease payments	890,901
Less: present value adjustment	102,458
Operating lease liability	$788,443

Rent expense for the years ended December 31, 2021 and 2020 amounted to $247,980 and $245,188, respectively, and is included in the accompanying consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

Employment Agreements

Barry Goldstein, President, Chief Executive Officer and Executive Chairman of the Board

Rent expense for the years ended December 31, 2021 and 2020 amounted to $247,980 and $245,188, respectively, and is included in the accompanying consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Pursuant to the Amended Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431 shares of restricted stock under the terms of the Company’s 2014 Plan determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-third of the award on December 31, 2022 based on the continued provision of services through such date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of 230,769 shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 31, 2022 based on the continued provision of services through such date. Further, pursuant to the Amended Employment Agreement, Mr. Goldstein received in 2020, 2021, and 2022, a grant, under the terms of the 2014 Plan, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. This grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-third of the award on December 31, 2022 based on the continued provision of services through such date. In January 2021, Mr. Goldstein was granted 21,000 shares of restricted stock pursuant to the provision. This grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 31, 2022 based on the continued provision of services through such date. The 2022 grant will vest on December 31, 2022 based on the continued provision of services through such date.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Meryl Golden, Chief Operating Officer

On September 16, 2019, the Company and Meryl Golden entered into an employment agreement (the “Golden Employment Agreement”) pursuant to which Ms. Golden serves as the Company’s Chief Operating Officer. Ms. Golden also serves as KICO’s President and Chief Operating Officer. The Golden Employment Agreement became effective as of September 25, 2019 (amended on December 24, 2020) and now expires on December 31, 2022.

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000. The Golden Employment also provides for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted vest in four equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first, second, and third anniversaries of the grant date, subject to the terms of the stock option agreement between the Company and Ms. Golden. In January 2021, pursuant to the Golden Employment Agreement as amended, Ms. Golden was granted 30,000 shares of restricted Common Stock pursuant to the 2014 Plan and received in January 2022 an additional grant of 30,000 shares of restricted Common Stock pursuant to the 2014 Plan. Each such grant will vest in three equal installments on each of the first, second and third anniversaries of the grant date.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Note 18 - Earnings Per Common Share

Basic net earnings (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards. The computation of diluted earnings (loss) per common share excludes those options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented.

The computation of diluted earnings (loss) per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the years ended December 31, 2021 and 2020, no options were included in the computation of diluted earnings (loss) per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted earnings per common share has not been adjusted for the effect of such options.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted earnings (loss) per common share follows:

	Years ended
	December 31,
	2021	2020

Weighted average number of shares outstanding	10,587,912	10,721,342

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Restricted stock awards	-	9,395

Weighted average number of shares outstanding, used for computing diluted earnings per share	10,587,912	10,730,737

Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2021 through April 1, 2022, the date these consolidated financial statements were issued, for matters that required disclosure or adjustment in these consolidated financial statements.

Lease Termination

During January 2022, pursuant to a mutual agreement with the landlord at a cost of $40,000, the Cosi lease was terminated effective as of January 31, 2022 (See Note 17).

Dividends Declared and Paid

On February 2, 2022, the Company announced that its Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on March 15, 2022 to stockholders of record as of the close of business on February 28, 2022 (see Note 12).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2021 and 2020:

	2021
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$34,589,218	$35,436,426	$36,803,251	$37,052,824	$143,881,719
Ceding commission revenue	(1,065)	45,741	(7,276)	52,281	89,681
Net investment income	1,783,196	1,678,075	1,676,596	1,483,525	6,621,392
Net gains on investments	2,960,407	2,315,261	204,534	4,306,753	9,786,955
Total revenues	39,503,202	39,600,449	38,957,974	43,169,616	161,231,241
Loss and loss adjustment expenses	22,560,672	20,759,210	35,740,235	22,912,479	101,972,596
Commission expense and other underwriting expenses	14,690,881	14,978,261	14,764,678	14,934,426	59,368,246
Net income (loss)	(311,097)	1,323,361	(10,618,265)	2,227,700	(7,378,301)
Basic earnings (loss) per share	$(0.03)	$0.12	$(1.01)	$0.21	$(0.70)
Diluted earnings (loss) per share	$(0.03)	$0.12	$(1.01)	$0.21	$(0.70)

	2020
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$26,941,450	$26,636,856	$27,521,081	$26,981,242	$108,080,629
Ceding commission revenue	3,831,099	3,480,214	3,448,774	3,442,266	14,202,353
Net investment income	1,665,844	1,612,006	1,494,086	1,733,667	6,505,603
Net gains (losses) on investments	(6,444,418)	2,697,868	2,107,876	3,229,290	1,590,616
Total revenues	26,253,605	34,689,332	34,822,471	35,604,343	131,369,751
Loss and loss adjustment expenses	16,385,821	12,813,631	20,117,975	17,113,645	66,431,072
Commission expense and other underwriting expenses	14,617,718	14,086,013	14,383,144	14,166,078	57,252,953
Net income (loss)	(5,444,203)	4,608,190	(1,227,856)	3,036,259	972,390
Basic earnings (loss) per share	$(0.50)	$0.43	$(0.12)	$0.28	$0.09
Diluted earnings (loss) per share	$(0.50)	$0.43	$(0.12)	$0.28	$0.09

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the total earnings per share for the year.

