Form 10-Q
period 2022-03-31
KINGSTONE COMPANIES, INC.
filed 2022-05-16
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 10,645,098 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

Forward-Looking Statements

This Quarterly Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward‑looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I Item 1A (“Risk Factors”) of our Annual Report under “Factors That May Affect Future Results and Financial Condition” on Form 10-K for the year ended December 31, 2021, Part I, Item 2 of this Quarterly Report and Part II, Item 1A of this Quarterly Report.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $7,629,300 at March 31, 2022 and $8,753,159 at December 31, 2021)	$7,765,138	$8,266,334
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $159,450,317 at March 31, 2022 and $155,808,478 at December 31, 2021)	151,897,496	158,080,110
Equity securities, at fair value (cost of $33,089,632 at March 31, 2022 and $37,470,669 at December 31, 2021)	31,765,409	39,687,002
Other investments	6,625,883	7,561,415
Total investments	198,053,926	213,594,861
Cash and cash equivalents	5,833,886	24,290,598
Premiums receivable, net	11,029,208	12,318,336
Reinsurance receivables, net	49,341,690	40,292,438
Deferred policy acquisition costs	21,656,581	22,238,987
Intangible assets	500,000	500,000
Property and equipment, net	10,086,615	9,291,597
Deferred income taxes, net	4,367,633	192,253
Other assets	7,028,603	8,593,205
Total assets	$307,898,142	$331,312,275

Liabilities
Loss and loss adjustment expense reserves	$98,916,998	$94,948,745
Unearned premiums	95,366,879	97,759,607
Advance premiums	5,232,527	2,693,466
Reinsurance balances payable	5,091,070	12,961,568
Deferred ceding commission revenue	9,479,512	9,748,508
Accounts payable, accrued expenses and other liabilities	5,483,126	7,704,396
Debt, net	29,867,836	29,823,791
Total liabilities	249,437,948	255,640,081

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 12,109,307 shares at March 31, 2022 and 11,955,660 shares at December 31, 2021; outstanding 10,637,901 shares at March 31, 2022 and 10,484,254 shares at December 31, 2021	121,093	119,557
Capital in excess of par	72,638,286	72,467,483
Accumulated other comprehensive (loss) income	(5,964,578)	1,796,739
(Accumulated deficit) retained earnings	(2,767,126)	6,855,896
	64,027,675	81,239,675
Treasury stock, at cost, 1,471,406 shares at March 31, 2022 and December 31, 2021	(5,567,481)	(5,567,481)
Total stockholders' equity	58,460,194	75,672,194

Total liabilities and stockholders' equity	$307,898,142	$331,312,275

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months Ended,
	March 31,
	2022	2021
Revenues
Net premiums earned	$26,673,380	$34,589,218
Ceding commission revenue	4,681,396	(1,065)
Net investment income	1,359,100	1,783,196
Net (losses) gains on investments	(4,398,405)	2,960,407
Other income	235,824	171,446
Total revenues	28,551,295	39,503,202

Expenses
Loss and loss adjustment expenses	22,941,198	22,560,672
Commission expense	8,351,086	8,223,839
Other underwriting expenses	6,815,949	6,467,042
Other operating expenses	881,955	1,352,306
Depreciation and amortization	770,110	822,340
Interest expense	456,545	456,545
Total expenses	40,216,843	39,882,744

Loss from operations before taxes	(11,665,548)	(379,542)
Income tax benefit	(2,468,016)	(68,445)
Net loss	(9,197,532)	(311,097)

Other comprehensive loss, net of tax
Gross change in unrealized losses on available-for-sale-securities	(9,865,777)	(3,823,279)

Reclassification adjustment for losses (gains) included in net loss	41,324	(394,297)
Net change in unrealized losses	(9,824,453)	(4,217,576)
Income tax benefit related to items of other comprehensive loss	2,063,136	885,692
Other comprehensive loss, net of tax	(7,761,317)	(3,331,884)

Comprehensive loss	$(16,958,849)	$(3,642,981)

Loss per common share:
Basic	$(0.87)	$(0.03)
Diluted	$(0.87)	$(0.03)

Weighted average common shares outstanding
Basic	10,630,450	10,676,298
Diluted	10,630,450	10,676,298

Dividends declared and paid per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2022 and 2021

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2021	-	$-	11,871,307	$118,713	$70,769,165	$9,880,062	$15,928,345	1,254,492	$(3,895,883)	$92,800,402
Stock-based compensation	-	-	-	-	494,998	-	-	-	-	494,998
Vesting of restricted stock awards	-	-	85,922	859	(859)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(21,908)	(219)	(146,387)	-	-	-	-	(146,606)
Acquisition of treasury stock	-	-	-	-	-	-	-	8,035	(65,915)	(65,915)
Dividends	-	-	-	-	-	-	(427,217)	-	-	(427,217)
Net loss	-	-	-	-	-	-	(311,097)	-	-	(311,097)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(3,331,884)	-	-	-	(3,331,884)
Balance, March 31, 2021	-	$-	11,935,321	$119,353	$71,116,917	$6,548,178	$15,190,031	1,262,527	$(3,961,798)	$89,012,681

						Accumulated	Retained
					Capital	Other	Earnings
	Preferred Stock		Common Stock		in Excess	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Deficit)	Shares	Amount	Total
Balance, January 1, 2022	-	$-	11,955,660	$119,557	$72,467,483	$1,796,739	$6,855,896	1,471,406	$(5,567,481)	$75,672,194
Stock-based compensation	-	-	-	-	530,414	-	-	-	-	530,414
Vesting of restricted stock awards	-	-	222,070	2,221	(2,221)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(68,423)	(685)	(357,390)	-	-	-	-	(358,075)
Dividends	-	-	-	-	-	-	(425,490)	-	-	(425,490)
Net loss	-	-	-	-	-	-	(9,197,532)	-	-	(9,197,532)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(7,761,317)	-	-	-	(7,761,317)
Balance, March 31, 2022	-	$-	12,109,307	$121,093	$72,638,286	$(5,964,578)	$(2,767,126)	1,471,406	$(5,567,481)	$58,460,194

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2022	2021

Cash flows from operating activities:
Net loss	$(9,197,532)	$(311,097)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Net gains on investments	(77,761)	(1,127,234)
Net unrealized losses (gains) on equity investments	3,560,634	(1,003,209)
Net unrealized losses (gains) on other investments	915,532	(829,964)
Depreciation and amortization	770,110	822,340
Bad debt expense	38,817	59,876
Amortization of bond premium, net	46,777	31,639
Amortization of discount and issuance costs on debt	44,045	44,045
Stock-based compensation	530,414	494,998
Deferred income tax benefit	(2,112,244)	(132,990)
Decrease (increase) in operating assets:
Premiums receivable, net	1,250,311	874,142
Reinsurance receivables, net	(9,049,252)	8,093,987
Deferred policy acquisition costs	582,406	790,526
Other assets	1,555,843	(478,564)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	3,968,253	1,655,831
Unearned premiums	(2,392,728)	(3,789,477)
Advance premiums	2,539,061	1,485,491
Reinsurance balances payable	(7,870,498)	(4,643,237)
Deferred ceding commission revenue	(268,996)	(201)
Accounts payable, accrued expenses and other liabilities	(2,221,270)	(644,102)
Net cash flows (used in) provided by operating activities	(17,388,078)	1,392,800

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	-	(1,827,425)
Purchase - fixed-maturity securities available-for-sale	(13,890,402)	(5,424,374)
Purchase - equity securities	(506,081)	(5,732,648)
Purchase - other investments	-	(2,000,000)
Redemption - fixed-maturity securities held-to-maturity	500,000	-
Sale and maturity - fixed-maturity securities available-for-sale	10,181,658	11,548,405
Sale - equity securities	4,994,884	6,433,262
Acquisition of property and equipment	(1,565,128)	(1,034,064)
Net cash flows (used in) provided by investing activities	(285,069)	1,963,156

Cash flows from financing activities:
Withholding taxes paid on vested retricted stock awards	(358,075)	(146,606)
Purchase of treasury stock	-	(65,915)
Dividends paid	(425,490)	(427,217)
Net cash flows used in financing activities	(783,565)	(639,738)

(Decrease) increase in cash and cash equivalents	$(18,456,712)	$2,716,218
Cash and cash equivalents, beginning of period	24,290,598	19,463,742
Cash and cash equivalents, end of period	$5,833,886	$22,179,960

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as “Kingstone” or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 80.6% and 81.1% of KICO’s direct written premiums for the three months ended March 31, 2022 and 2021, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2022. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022.

Certain prior year balances were reclassified to conform with the current year presentation. The reclassification had no effect on the Company’s previously reported financial condition, results, of operations or cash flows.

Note 2 – Accounting Policies

Basis of Presentation; Going Concern

See Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

The Company’s $30,000,000 5.5% Senior Unsecured Notes (the “Notes”) are due on December 30, 2022. The Company’s continuation as a going concern is dependent on its ability to obtain financing and/or other funds to satisfy such obligation. Management believes that KICO’s insurance operations would be able to continue in the unlikely event that financing is not obtained.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40) (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists and if its plans alleviate the substantial doubt that was raised.

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP assuming that the Company will continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

Management’s Plan Related to Going Concern

In order to continue as a going concern, the Company will need to obtain financing and/or other funds to satisfy its debt obligation due on December 30, 2022. Management plans to refinance the Notes with a new issue of investment grade debt securities of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the Notes. In connection therewith, the Company has engaged an investment banker to serve as exclusive placement agent for a proposed offering by the Company of its securities (including debt, equity and/or preferred securities).  The engagement letter indicates that the offering would be of such size as to generate proceeds to the Company of no less than $30,000,000. The Company also will receive dividends paid to it by KICO, its insurance subsidiary, that could be utilized to repay the Notes. As of March 31, 2022, the maximum distribution that KICO could pay the Company without prior regulatory approval was approximately $1,122,000. Further, the Company plans to use available invested assets and cash to repay the Notes. As of March 31, 2022, invested assets and cash was approximately $3,812,000.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above. The Company believes that its plan is probable of being implemented and that such plan would alleviate any adverse conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions (which include the reserves for losses and LAE), which are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an ongoing basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates used in preparing the condensed consolidated financial statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Kingstone and its wholly owned subsidiaries: (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$17,227,562	$5,692	$(1,614,463)	$-	$15,618,791	$(1,608,771)

Corporate and other bonds
Industrial and miscellaneous	85,566,044	336,272	(3,143,378)	-	82,758,938	(2,807,106)

Residential mortgage and other asset backed securities	56,656,711	289,836	(3,119,931)	(306,849)	53,519,767	(3,136,944)
Total fixed-maturity securities	$159,450,317	$631,800	$(7,877,772)	$(306,849)	$151,897,496	$(7,552,821)

	December 31, 2021
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$17,236,750	$246,748	$(197,984)	$-	$17,285,514	$48,764

Corporate and other bonds
Industrial and miscellaneous	80,534,769	2,603,411	(126,926)	-	83,011,254	2,476,485

Residential mortgage and other asset backed securities	58,036,959	355,985	(489,258)	(120,344)	57,783,342	(253,617)
Total fixed-maturity securities	$155,808,478	$3,206,144	$(814,168)	$(120,344)	$158,080,110	$2,271,632

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2022 and December 31, 2021 is shown below:

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$496,511	$503,090	$1,153,099	$1,156,636
One to five years	46,504,448	46,284,000	43,007,110	44,914,759
Five to ten years	29,499,983	27,743,070	26,808,853	27,332,581
More than 10 years	26,292,664	23,847,569	26,802,457	26,892,792
Residential mortgage and other asset backed securities	56,656,711	53,519,767	58,036,959	57,783,342
Total	$159,450,317	$151,897,496	$155,808,478	$158,080,110

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$19,944,128	$333,811	$(1,793,476)	$18,484,463
Common stocks, mutual funds, and exchange traded funds	13,145,504	837,696	(702,254)	13,280,946
Total	$33,089,632	$1,171,507	$(2,495,730)	$31,765,409

	December 31, 2021
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901
Common stocks, mutual funds, and exchange traded funds	15,451,160	1,573,653	(179,712)	16,845,101
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022			December 31, 2021
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$2,626,502	$6,625,883	$3,999,381	$3,562,034	$7,561,415

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,654	$202,788	$(1,177)	$-	$931,265	$201,611

Political subdivisions of States,
Territories and Possessions	498,249	8,421	-	-	506,670	8,421

Exchange traded debt	304,111	-	(21,611)		282,500	(21,611)

Corporate and other bonds
Industrial and miscellaneous	6,233,124	56,601	(380,860)	-	5,908,865	(324,259)
Total	$7,765,138	$267,810	$(403,648)	$-	$7,629,300	$(135,838)

	December 31, 2021
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	$209,633

Political subdivisions of States,
Territories and Possessions	998,239	22,856	-	-	1,021,095	22,856

Exchange traded debt	304,111	85	(13,921)		290,275	(13,836)

Corporate and other bonds
Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	268,172
Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	$486,825

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2022 and December 31, 2021 is shown below:

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$494,595	$501,795	$994,712	$1,008,180
One to five years	1,206,159	1,262,780	1,205,829	1,290,465
Five to ten years	1,516,810	1,494,773	1,513,942	1,648,808
More than 10 years	4,547,574	4,369,952	4,551,851	4,805,706
Total	$7,765,138	$7,629,300	$8,266,334	$8,753,159

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2022	2021

Income:
Fixed-maturity securities	$1,140,189	$1,491,127
Equity securities	345,168	357,311
Cash and cash equivalents	183	924
Total	1,485,540	1,849,362
Expenses:
Investment expenses	126,440	66,166
Net investment income	$1,359,100	$1,783,196

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $500,000 and $-0- for the three months ended March 31, 2022 and 2021, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $10,181,658 and $11,548,405 for the three months ended March 31, 2022 and 2021, respectively.

Proceeds from the sale of equity securities were $4,994,884 and $6,433,262 for the three months ended March 31, 2022 and 2021, respectively.

The Company’s net (losses) gains on investments are summarized as follows:

	Three months ended
	March 31,
	2022	2021
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$85,100	$410,311
Gross realized losses	(126,424)	(15,986)
	(41,324)	394,325

Equity securities:
Gross realized gains	448,306	933,122
Gross realized losses	(329,221)	(200,213)
	119,085	732,909

Net realized gains	77,761	1,127,234

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	1,003,209
Gross losses	(3,560,634)	-
	(3,560,634)	1,003,209

Other Investments:
Gross gains	-	829,964
Gross losses	(915,532)	-
	(915,532)	829,964

Net unrealized (losses) gains	(4,476,166)	1,833,173

Net (losses) gains on investments	$(4,398,405)	$2,960,407

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

OTTI losses are recorded in the consolidated statements of operations and comprehensive loss as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At March 31, 2022 and December 31, 2021, there were 100 and 48 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the three months ended March 31, 2022 and 2021. Significant factors influencing the Company’s determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2022 as follows:

	March 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	14,959,121	(1,614,463)	12	-	-	-	14,959,121	(1,614,463)

Corporate and other bonds industrial and miscellaneous	51,973,548	(3,143,378)	55	-	-	-	51,973,548	(3,143,378)

Residential mortgage and other asset backed securities	40,310,519	(3,119,931)	31	2,733,402	(306,849)	2	43,043,921	(3,426,780)

Total fixed-maturity securities	$107,243,188	$(7,877,772)	98	$2,733,402	$(306,849)	2	$109,976,590	$(8,184,621)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2021 as follows:

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	6,768,123	(197,984)	5	-	-	-	6,768,123	(197,984)

Corporate and other bonds industrial and miscellaneous	17,593,707	(126,926)	15	-	-	-	17,593,707	(126,926)

Residential mortgage and other asset backed securities	45,399,451	(489,258)	26	2,923,182	(120,344)	2	48,322,633	(609,602)

Total fixed-maturity securities	$69,761,281	$(814,168)	46	$2,923,182	$(120,344)	2	$72,684,463	$(934,512)

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions	-	15,618,791	-	15,618,791

Corporate and other bonds industrial and miscellaneous	82,255,848	503,090	-	82,758,938

Residential mortgage and other asset backed securities	-	53,519,767	-	53,519,767
Total fixed maturities	82,255,848	69,641,648	-	151,897,496
Equity securities	31,765,409	-	-	31,765,409
Total investments	$114,021,257	$69,641,648	$-	$183,662,905

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions	-	17,285,514	-	17,285,514

Corporate and other bonds industrial and miscellaneous	82,500,779	510,475	-	83,011,254

Residential mortgage and other asset backed securities	-	57,783,342	-	57,783,342
Total fixed maturities	82,500,779	75,579,331	-	158,080,110
Equity securities	39,687,002	-	-	39,687,002
Total investments	$122,187,781	$75,579,331	$-	$197,767,112

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of March 31, 2022 and December 31, 2021. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2022	December 31, 2021

Other Investments
Hedge fund	$6,625,883	$7,561,415

The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership’s changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of operations and comprehensive loss within net (losses) gains on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of March 31, 2022 and December 31, 2021 not measured at fair value is as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$28,819,199	$-	$28,819,199

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$28,436,019	$-	$28,436,019

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity	$7,765,138	$7,629,300	$8,266,334	$8,753,159
Cash and cash equivalents	$5,833,886	$5,833,886	$24,290,598	$24,290,598
Premiums receivable, net	$11,029,208	$11,029,208	$12,318,336	$12,318,336
Reinsurance receivables, net	$49,341,690	$49,341,690	$40,292,438	$40,292,438
Real estate, net of accumulated depreciation	$2,126,029	$3,025,000	$2,144,464	$3,025,000
Reinsurance balances payable	$5,091,070	$5,091,070	$12,961,568	$12,961,568

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2022
Premiums written	$42,983,897	$-	$(18,065,709)	$24,918,188
Change in unearned premiums	2,392,727	-	(637,535)	1,755,192
Premiums earned	$45,376,624	$-	$(18,703,244)	$26,673,380

Three months ended March 31, 2021
Premiums written	$38,129,117	$-	$(7,329,507)	$30,799,610
Change in unearned premiums	3,789,478	-	130	$3,789,608
Premiums earned	$41,918,595	$-	$(7,329,377)	$34,589,218

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2022 and December 31, 2021 was $5,232,527 and $2,693,466, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended
	March 31,
	2022	2021

Balance at beginning of period	$94,948,745	$82,801,228
Less reinsurance recoverables	(10,637,679)	(20,154,251)
Net balance, beginning of period	84,311,066	62,646,977

Incurred related to:
Current year	22,944,869	22,571,727
Prior years	(3,671)	(11,055)
Total incurred	22,941,198	22,560,672

Paid related to:
Current year	9,283,972	7,749,998
Prior years	14,918,035	10,059,577
Total paid	24,202,007	17,809,575

Net balance at end of period	83,050,257	67,398,074
Add reinsurance recoverables	15,866,741	17,058,985
Balance at end of period	$98,916,998	$84,457,059

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $10,404,866 and $823,856 for the three months ended March 31, 2022 and 2021, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2022 and 2021 was $3,671 favorable and $11,055 favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of March 31, 2019 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of March 31, 2022, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2022 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2013 to December 31, 2021 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of March 31, 2022
	For the Years Ended December 31,									Three Months Ended March 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR	Cumulative Number of Reported Claims by Accident Year
	(Unaudited 2013 - 2021)									(Unaudited)

2013	$10,728	$9,745	$9,424	$9,621	$10,061	$10,089	$10,607	$10,495	$10,529	$10,507	$22	1,564
2014		14,193	14,260	14,218	14,564	15,023	16,381	16,428	16,434	16,422	128	2,138
2015			22,340	21,994	22,148	22,491	23,386	23,291	23,528	23,540	277	2,558
2016				26,062	24,941	24,789	27,887	27,966	27,417	27,390	152	2,881
2017					31,605	32,169	35,304	36,160	36,532	36,534	292	3,398
2018						54,455	56,351	58,441	59,404	59,787	563	4,225
2019							75,092	72,368	71,544	71,588	5,324	4,479
2020								63,083	62,833	62,342	4,737	5,845
2021									96,425	96,647	12,276	5,713
2022										21,279	6,972	1,090
									Total	$426,035

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Three Months Ended March 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited 2013 - 2021)									(Unaudited)

2013	$3,405	$5,303	$6,633	$7,591	$8,407	$9,056	$9,717	$10,016	$10,392	$10,397
2014		5,710	9,429	10,738	11,770	13,819	14,901	15,491	15,770	15,833
2015			12,295	16,181	18,266	19,984	21,067	22,104	22,318	22,414
2016				15,364	19,001	21,106	23,974	25,234	25,750	25,804
2017					16,704	24,820	28,693	31,393	32,529	32,590
2018						32,383	44,516	50,553	52,025	52,250
2019							40,933	54,897	58,055	58,916
2020								39,045	50,719	51,670
2021									56,282	68,352
2022										8,233
									Total	$346,460

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$79,574
All outstanding liabilities before 2013, net of reinsurance										296
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$79,870

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

As of
(in thousands)	March 31, 2022
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$79,870
Total reinsurance recoverable on unpaid losses	15,867
Unallocated loss adjustment expenses	3,180
Total gross liability for loss and LAE reserves	$98,917

(Components may not sum to totals due to rounding)

Reinsurance

Effective December 31, 2021, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”).

The Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2021. Effective October 18, 2021, the Company entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provided reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Year
	(2021/2023 Treaty)
	July 1,	December 31,	July 1,	December 31,
	2022	2021	2021	2020
	to	to	to	to
	January 1,	June 30,	December 30,	June 30,
Line of Business	2023	2022	2021	2021

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded (9)	30%	30%	None (5)	None (5)

Risk retained on intial $1,000,000 of losses (5) (7) (9)	$700,000	$700,000	$1,000,000	$1,000,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	None (5)	None (5)
Expiration date	January 1, 2023	January 1, 2023	NA (5)	NA (5)
Excess of loss coverage and facultative facility coverage (1) (7)	$400,000	$8,400,000	$8,000,000	$8,000,000
	in excess of	in excess of	in excess of	in excess of
	$600,000	$600,000	$1,000,000	$1,000,000
Total reinsurance coverage per occurrence (5) (7) (8)	$500,000	$8,500,000	$8,000,000	$8,000,000
Losses per occurrence subject to reinsurance coverage (5) (8)	$1,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(8)	June 30, 2022	June 30, 2022	June 30, 2021

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	10,000,000	10,000,000	None (5)	None (5)
Risk retained per catastrophe occurrence (5) (9) (10)	None (8)	$7,400,000	$10,000,000	$10,000,000
Catastrophe loss coverage in excess of quota share coverage (2) (5)	None (8)	$490,000,000	$490,000,000	$475,000,000
Catastrophe stub coverage for the period from October 18, 2021 through December 31, 2021 (6)	NA	NA	$5,000,000	NA
			in excess of
			$5,000,000
Reinstatement premium protection (3) (4) (8)	None	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2022.

(2)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(3)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(4)	For the period July 1, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(5)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through December 30, 2021 is only for excess of loss and catastrophe reinsurance.

(6)	Excludes freeze and freeze related claims.
(7)

For the period January 1, 2022 through January 1, 2023, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty. Excludes losses from named storms.

(8)

Excess of loss and catastrophe reinsurance treaties will expire on June 30, 2022; reinsurance coverage in effect from July 1, 2022 through January 1, 2023 is only for personal lines quota share (homeowners, dwelling fire and canine legal liability) and underlying excess of loss reinsurance.

(9)	For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.
(10)	Plus losses in excess of catastrophe coverage.

	Treaty Year
	July 1, 2021	July 1, 2020
	to	to
Line of Business	June 30, 2022	June 30, 2021

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2022	June 30, 2021

Commercial Lines (1):
General liability commercial policies
Quota share treaty		None
Risk retained		$750,000
Excess of loss coverage above risk retained		$3,750,000
		in excess of
		$750,000
Total reinsurance coverage per occurrence		$3,750,000
Losses per occurrence subject to reinsurance coverage		$4,500,000

Commercial Umbrella
Quota share treaty		None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2021/2023 Treaty for the three months ended March 31, 2022 based on a fixed provisional commission rate at which provisional ceding commissions will be earned. There was no quota share treaty in effect during the three months ended March 31, 2021. The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increases when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decreases when the estimated ultimate loss ratio increases.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2022	2021

Provisional ceding commissions earned	$4,541,533	$45,499
Contingent ceding commissions earned	139,863	(46,564)
	$4,681,396	$(1,065)

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2022 and December 31, 2021, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,741,000 and $2,881,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in the Federal Home Loan Bank of New York (“FHLBNY”). KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At March 31, 2022 and December 31, 2021, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. KICO is currently able to borrow on an overnight basis. If KICO has collateral, the maximum allowable advance as of March 31, 2022 was approximately $13,314,000 . Advances are limited to 85% of the amount of available collateral, which as of March 31, 2022 and December 31, 2021 was $-0-. There have been no borrowings under this facility since the KICO became a member of FHLBNY.

Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of debt as of March 31, 2022 and December 31, 2021 is as follows:

	March 31,	December 31,
	2022	2021

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(24,331)	(32,442)
Issuance costs	(107,833)	(143,767)
Debt, net	$29,867,836	$29,823,791

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

Due to the Make Whole Call, management intends to retire the Notes at or close to the scheduled maturity date in December 2022. Management plans to refinance the Notes with a new issue of debt of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the current issue. In connection therewith, the Company has engaged an investment banker to serve as exclusive placement agent for a proposed offering by the Company of its securities (including debt, equity and/or preferred securities).  The engagement letter indicates that the offering would be of such size as to generate proceeds to the Company of no less than $30,000,000. The Company also plans to use dividends paid to it by KICO, its insurance subsidiary, to repay the Notes. As of March 31, 2022, the maximum distribution that KICO could pay the Company without prior regulatory approval was approximately $1,122,000. Further, the Company plans to use available invested assets and cash to repay the Notes. As of March 31, 2022 and December 31, 2021, invested assets and cash was approximately $3,812,000 and $1,108,000, respectively.

The Company used an aggregate $28,256,335 of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds was used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $425,490 and $427,217 for the three months ended March 31, 2022 and 2021, respectively. The Company announced on May 2, 2022 that its Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on June 15, 2022 to stockholders of record as of May 31, 2022 (see Note 13 - Subsequent Events).

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

The results of operations for the three months ended March 31, 2022 and 2021 include stock-based compensation expense for stock options totaling approximately $6,000 and $14,000, respectively. Stock-based compensation expense related to stock options for the three months ended March 31, 2022 and 2021 is net of estimated forfeitures of approximately 18% and 16%, respectively. Such amounts have been included in the condensed consolidated statements of operations and comprehensive loss within other operating expenses.

No options were granted during the three months ended March 31, 2022. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the three months ended March 31, 2022 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2022	107,201	$8.31	2.92	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	$-	$-

Outstanding at March 31, 2022	107,201	$8.31	2.68	$-

Vested and Exercisable at March 31, 2022	37,500	$8.72	2.49	$-

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.32 closing price of the Company’s Common Stock on March 31, 2022. No options were exercised, forfeited or expired during the three months ended March 31, 2022. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

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

As of March 31, 2022, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $3,000. Unamortized compensation cost as of March 31, 2022 is expected to be recognized over a remaining weighted-average vesting period of 0.50 years.

As of March 31, 2022, there were 346,666 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for three months ended March 31, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2022	628,531	$7.01	$6,074,595

Granted	98,456	$5.53	$544,503
Vested	(245,604)	$7.14	$(1,752,745)
Forfeited	-	$-	$-

Balance at March 31, 2022	481,383	$6.97	$4,866,352

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended March 31, 2022 and 2021, stock-based compensation for these grants was approximately $518,000 and $481,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

The ESPP currently provides for an offering period from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”). For the three months ended March 31, 2022 and 2021, stock-based compensation under the 2021/2022 Offering was approximately $6,000 and $-0-, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2022	2021

Deferred tax asset:
Net operating loss carryovers (1)	$3,301,658	$1,112,318
Claims reserve discount	1,169,042	1,186,789
Unearned premium	3,279,286	3,246,364
Deferred ceding commission revenue	1,990,698	2,047,187
Net unrealized losses on securities	509,869	-
Other	1,066,609	1,220,898
Total deferred tax assets	11,317,162	8,813,556

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,547,882	4,670,187
Intangibles	105,000	105,000
Depreciation and amortization	1,537,104	1,046,817
Net unrealized gains on securities	-	2,039,756
Total deferred tax liabilities	6,949,529	8,621,303

Net deferred income tax asset	$4,367,633	$192,253

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2022	2021	Expiration

Federal only, NOL from 2022 and 2021	$3,301,658	$1,112,318
NOL carried back	-	-
Federal only, NOL from 2022 and 2021	3,301,658	1,112,318	None

State only (A)	2,127,859	2,099,239	December 2027 - December 2042
Valuation allowance	(2,127,859)	(2,099,239)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$3,301,658	$1,112,318

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2022 and December 31, 2021 was approximately $32,736,000 and $32,296,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2042.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2022 and 2021. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2018 through December 31, 2020 remain subject to examination.

Note 10 –Loss Per Common Share

Basic net loss per common share is computed by dividing loss available to common shareholders by the weighted-average number of shares of Common Stock outstanding. Diluted loss per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards. The computation of diluted loss per common share excludes those options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented.

The computation of diluted loss per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months ended March 31, 2022 and 2021, no options were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted loss per common share follows:

	Three months ended
	March 31,
	2022	2021

Weighted average number of shares outstanding	10,630,450	10,676,298

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Restricted stock awards	-	-

Weighted average number of shares outstanding, used for computing diluted loss per share	10,630,450	10,676,298

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

On July 8, 2019, the Company entered into a lease agreement for an additional office facility for Cosi located in Valley Stream, New York under a non-cancelable operating lease. The lease had a term of seven years and two months expiring December 31, 2026. During January 2022, pursuant to a mutual agreement with the landlord at a cost of $40,000, the Cosi lease was terminated effective as of January 31, 2022.

Additional information regarding the Company’s office operating leases is as follows:

	Threee months ended	Threee months ended
Lease cost	March 31, 2022	March 31, 2021
Operating lease	$46,938	$60,518
Short-term leases	-	-
Total lease cost (1) (2)	$46,938	$60,518

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$53,003	$64,979
Discount rate	5.50%	5.50%
Remaing lease term in years
KICO	2 years	3 years
Cosi	-	5.75 years

(1)	Included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of March 31, 2022:

For the Year
Ending
December 31,	Total
Remainder of 2022	$142,450
2023	194,919
2024	49,145
Total undiscounted lease payments	386,514
Less: present value adjustment	40,098
Operating lease liability (1)	$346,416

(1)	The operating lease liability is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Rent expense for the three months ended March 31, 2022 and 2021 amounted to $46,938 and $60,518, respectively. Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive loss within other underwriting expenses.

Employment Agreements

Barry Goldstein, President, Chief Executive Officer and Executive Chairman of the Board

On October 14, 2019, the Company and Barry B. Goldstein, the Company’s President, Chief Executive Officer and Executive Chairman of the Board, entered into a Second Amended and Restated Employment Agreement (the “Amended Employment Agreement”). The Amended Employment Agreement became effective as of January 1, 2020 and expires on December 31, 2022. The Amended Employment Agreement extends the expiration date of the employment agreement in effect for Mr. Goldstein from December 31, 2021 to December 31, 2022.

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

Pursuant to the Amended Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431 shares of restricted stock under the terms of the Company’s 2014 Plan determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-third of the award on December 31, 2022 based on the continued provision of services through such date. Also pursuant to the Amended Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of 230,769 shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 31, 2022 based on the continued provision of services through such date. Further, pursuant to the Amended Employment Agreement, Mr. Goldstein received in 2020, 2021, and 2022 a grant, under the terms of the 2014 Plan of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. This grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-third of the award on December 31, 2022 based on the continued provision of services through such date. In January 2021, Mr. Goldstein was granted 21,000 shares of restricted stock pursuant to this provision. This grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 31, 2022 based on the continued provision of services through such date. In January 2022, Mr. Goldstein was granted 27,300 shares of restricted stock pursuant to this provision. This grant will vest on December 31, 2022 based on the continued provision of services through such date.

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

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000. The Golden Employment also provides for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted vest in four equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first, second, and third anniversaries of the grant date, subject to the terms of the stock option agreement between the Company and Ms. Golden.  Pursuant to the Golden Employment Agreement as amended, in each of January 2021 and January 2022, Ms. Golden was granted 30,000 shares of restricted Common Stock pursuant to the 2014 Plan. Each such grant will vest in three equal installments on each of the first, second and third anniversaries of the grant date.

COVID-19

The outbreak of the coronavirus, also known as “COVID-19”, has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus including the emergence of new strains continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company’s business activities. Although the impact has been manageable thus far, the extent to which COVID-19 may impact the Company’s business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain, prevent and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

Note 12 – Employee Benefit Plans

Employee Bonus Plan

For the three months ended March 31, 2022 and year ended December 31, 2021 the Company did not accrue for, or pay, bonuses related to the employee bonus plan.

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution.  The Company incurred approximately $62,000 and $56,000 of expense for the three months ended March 31, 2022 and 2021, respectively, related to the 401(k) Plan, which is recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of March 31, 2022 and December 31, 2021 amounted to $947,184 and $907,914, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the three months ended March 31, 2022 and 2021.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2022 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Preliminary Non-binding Indication of Interest

On May 4, 2022, the Company’s Board of Directors received a preliminary non-binding indication of interest from Griffin Highline Capital LLC with regard to an acquisition of all of the outstanding equity of the Company. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

Dividends Declared

On May 2, 2022, the Company announced that its Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on June 15, 2022 to stockholders of record as of the close of business on May 31, 2022 (see Note 8 – Stockholders’ Equity).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months ended March 31, 2022, 80.6% of KICO’s direct written premiums came from the New York policies.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of March 31, 2022 and December 31, 2021, there were no commercial liability policies in-force. As of March 31, 2022, these expired policies represent approximately 19.9% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information including our past history, industry standards, and the current economic environment, and other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates in these financial statements may not materialize. Application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of similar companies. See the Critical Accounting Estimates section within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 for further information.

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred income taxes, the impairment of investment securities, and the valuation of stock-based compensation. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021.

Preliminary Non-binding Indication of Interest

 On May 4, 2022, our Board of Directors received a preliminary non-binding indication of interest from Griffin Highline Capital LLC (“Griffin Highline”) with regard to an acquisition of all of the outstanding equity of our company.  TigerRisk Capital Markets & Advisory has been engaged to advise our Board of Directors regarding strategic transactions.  Our Board of Directors will carefully review the proposal to determine the course of action that it believes is in the best interest of our company and all of our stockholders. Due to the uncertainty as to the consummation of a transaction of the type sought by Griffin Highline, nothing in this Quarterly Report, including the financial statements comprising a portion hereof, include any adjustments to reflect the possible effects of the consummation of such a transaction.

Consolidated Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

                The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2022	2021	Change	Percent
Revenues
Direct written premiums	$42,984	$38,129	$4,855	12.7%
Assumed written premiums	-	-	-	na %
	42,984	38,129	4,855	12.7%
Ceded written premiums
Ceded to quota share treaties (1)	10,146	138	10,008	7,252.2%
Ceded to excess of loss treaties	857	524	333	63.5%
Ceded to catastrophe treaties	7,063	6,668	395	5.9%
Total ceded written premiums	18,066	7,330	10,736	146.5%

Net written premiums	24,918	30,799	(5,881)	(19.1)%

Change in unearned premiums
Direct and assumed	2,393	3,789	(1,396)	(36.8)%
Ceded to quota share treaties (1)	(638)	-	(638)	na %
Change in net unearned premiums	1,755	3,789	(2,034)	(53.7)%

Premiums earned
Direct and assumed	45,378	41,918	3,460	8.3%
Ceded to reinsurance treaties	(18,705)	(7,329)	(11,376)	(155.2)%
Net premiums earned	26,673	34,589	(7,916)	(22.9)%

Ceding commission revenue (1)	4,681	(1)	4,682	na %
Net investment income	1,359	1,783	(424)	(23.8)%
Net (losses) gains on investments	(4,398)	2,960	(7,358)	(248.6)%
Other income	236	172	64	37.2%
Total revenues	28,551	39,503	(10,952)	(27.7)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,509	23,156	3,353	14.5%
Losses from catastrophes (2)	6,837	229	6,608	2,885.6%
Total direct and assumed loss and loss adjustment expenses	33,346	23,385	9,961	42.6%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,587	824	5,763	699.4%
Losses from catastrophes (2)	3,818	-	3,818	na %
Total ceded loss and loss adjustment expenses	10,405	824	9,581	1,162.7%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	19,922	22,332	(2,410)	(10.8)%
Losses from catastrophes (2)	3,019	229	2,790	1,218.3%
Net loss and loss adjustment expenses	22,941	22,561	380	1.7%

Commission expense	8,351	8,223	128	1.6%
Other underwriting expenses	6,816	6,467	349	5.4%
Other operating expenses	882	1,352	(470)	(34.8)%
Depreciation and amortization	770	822	(52)	(6.3)%
Interest expense	457	457	-	-%
Total expenses	40,217	39,882	335	0.8%

Loss before taxes	(11,666)	(379)	(11,287)	(2,978.1)%
Income tax benefit	(2,468)	(68)	(2,400)	(3,529.4)%
Net loss	$(9,198)	$(311)	$(8,887)	(2,857.6)%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% quota share treaty.
(2)

The three months ended March 31, 2022 and 2021 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2022	2021	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	86.0%	65.2%	20.8	31.9%
Net underwriting expense ratio	38.5%	42.0%	(3.5)	(8.3)%
Net combined ratio	124.5%	107.2%	17.3	16.1%

Direct Written Premiums

Direct written premiums during the three months ended March 31, 2022 (“Three Months 2022”) were $42,984,000 compared to $38,129,000 during the three months ended March 31, 2021 (“Three Months 2021”). The increase of $4,855,000, or 12.7%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Three Months 2022 were $40,163,000, an increase of $4,005,000, or 11.1%, from $36,158,000 in Three Months 2021. The increase in premiums from our personal lines business was primarily due to rate increases, and, to a lesser extent, an increase in policies in force. Direct written premiums from our livery physical damage business for Three Months 2022 were $2,773,000, an increase of $869,000, or 45.7%, from $1,904,000 in Three Months 2021. The increase in livery physical damage direct written premiums was due to the declining effect of the COVID-19 pandemic in our geographic area.

                Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Core business were $34,648,000 in Three Months 2022 compared to $30,917,000 in Three Months 2021.  Direct written premiums from our Expansion business were $8,336,000 in Three Months 2022 compared to $7,212,000 in Three Months 2021.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). There was no quota share reinsurance treaty in effect in Three Months 2021. Net written premiums decreased $5,881,000, or 19.1%, to $24,918,000 in Three Months 2022 from $30,799,000 in Three Months 2021. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Three Months 2022, our premiums ceded under quota share treaties increased by $10,008,000 in comparison to ceded premiums in Three Months 2021 (see table above). Our personal lines business was subject to the 2021/2023 Treaty in Three Months 2022, compared to no personal lines quota share treaty in Three Months 2021.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2022, our ceded excess of loss reinsurance premiums increased by $333,000 over the comparable ceded premiums for Three Months 2021. The increase was due to an increase in subject premiums and additional coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2022, our premiums ceded under catastrophe treaties increased by $395,000 over the comparable ceded premiums in Three Months 2021. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through June 30, 2022, our ceded catastrophe premiums will be paid based on the total insured value of our risks as of August 31, 2021.

Net premiums earned

Net premiums earned decreased $7,916,000, or 22.9%, to $26,673,000 in Three Months 2022 from $34,589,000 in Three Months 2021. The decrease was due to less retention in Three Months 2022 as a result of the inception of the 2021/2023 Treaty on December 31, 2021. The decrease resulting from the 2021/2023 Treaty in Three Months 2022 was partially offset by an increase in direct written premium.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2022	2021	Change	Percent

Provisional ceding commissions earned	$4,541	$45	$4,496	9,991.1%
Contingent ceding commissions earned	140	(46)	186	n/a	%

Total ceding commission revenue	$4,681	$(1)	$4,682	n/a	%

Ceding commission revenue was $4,681,000 in Three Months 2022 compared to $(1,000) in Three Months 2021. The increase of $4,682,000 was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Three Months 2022 we earned provisional ceding commissions from personal lines earned premiums ceded under the 2021/2023 Treaty which was effective as of December 31, 2021. There was no personal lines quota share in effect in Three Months 2021.

Contingent Ceding Commissions Earned

The structure of the 2021/2023 Treaty calls for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions. The amount of contingent ceding commissions we are eligible to receive under our prior years’ quota share treaties is subject to change based on losses incurred related to claims with accident dates before July 1, 2017. Under our prior years’ quota share treaties, we received a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we received.

Net Investment Income

Net investment income was $1,359,000 in Three Months 2022 compared to $1,783,000 in Three Months 2021, a decrease of $424,000, or 23.8%. The average yield on invested assets was 3.39% as of March 31, 2022 compared to 3.52% as of March 31, 2021.

Cash and invested assets were $203,888,000 as of March 31, 2022 compared to $220,726,000 as of March 31, 2021 The $16,838,000 decrease in cash and invested assets was primarily attributable to cash paid to reinsurers at the inception of the 2021/2023 Treaty, losses paid in connection with catastrophe losses incurred in 2021 and unrealized losses on our investment portfolio.

Net Gains and Losses on Investments

Net losses on investments were $4,398,000 in Three Months 2022 compared to net gains of $2,960,000 in Three Months 2021. Unrealized losses on our equity securities and other investments in Three Months 2022 were $4,476,000, compared to net gains of $1,833,000 in Three Months 2021. Realized gains on sales of investments were $78,000 in Three Months 2022 compared to $1,127,000 in Three Months 2021.

Other Income

                Other income was $236,000 in Three Months 2022 compared to $172,000 in Three Months 2021, an increase of $64,000, or 37.2%.

Net Loss and LAE

Net loss and LAE was $22,941,000 for Three Months 2022 compared to $22,561,000 for Three Months 2021. The net loss ratio was 86.0% in Three Months 2022 compared to 65.2% in Three Months 2021, an increase of 20.8 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

During Three Months 2022, the loss ratio was higher than Three Months 2021 mainly due to a higher frequency of water damage property claims related to winter weather.

The impact of weather-related losses for Three Months 2022, both catastrophe and non-catastrophe, were higher than a typical year. There were four catastrophe events this quarter, two of which were classified as winter events. Net catastrophe losses in Three Months 2022 were $3,019,000, which contributed 11.3 points to the loss ratio. As a comparison, catastrophe events had a loss ratio impact of only 0.7 point for Three Months 2021 due to a very mild winter season last year. The underlying loss ratio (excluding the impact of catastrophes and prior year development) was 74.7% in Three Months 2022, compared to 64.6% in Three Months 2021, an increase of 10.1 points. This was also driven by many winter-related water damage claims resulting from freezing temperature.

Prior year development continued to be stable for Three Months 2022. There was an overall favorable development of $4,000, which had marginal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,351,000 in Three Months Ended 2022 or 18.4% of direct earned premiums. Commission expense was $8,223,000 in Three Months 2021 or 19.6% of direct earned premiums. The increase of $128,000 was primarily due to an increase in direct earned premiums resulting in greater commission expenses, offset by a decrease in estimated contingent commissions due to the metrics used to calculate the year-to-date amount through March 31, 2022. Commission expense will decline as the percentage rate paid on new policies bound under our new product offering called “Select”, which went live during Three Months 2022, is lower than the commission rate paid in our legacy product offering.

Other Underwriting Expenses

Other underwriting expenses were $6,816,000 in Three Months 2022 compared to $6,467,000 in Three Months 2021. The increase of $349,000, or 5.4%, was primarily due increases in expenses related to our growth in direct earned premiums and our continuing initiative to reduce expenses with the use of investments in technology.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,549,000 in Three Months 2022 compared to $2,539,000 in Three Months 2021. The modest increase of $10,000, or 0.4%, compares favorably with the 12.7% increase in direct written premiums.

Our net underwriting expense ratio in Three Months 2022 was 38.5% compared to 42.0% in Three Months 2021. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,		Percentage
	2022	2021	Point Change
Other underwriting expenses
Employment costs	9.6%	7.3%	2.3
Underwriting fees (inspections/surveys)	1.9	1.4	0.5
IT expenses	4.1	3.0	1.1
Profesional fees	1.9	1.3	0.6
Other expenses	8.1	5.7	2.4
Total other underwriting expenses	25.6	18.7	6.9

Commission expense	31.3	23.8	7.5

Ceding commission revenue
Provisional	(17.0)	(0.1)	(16.9)
Contingent	(0.5)	0.1	(0.6)
Total ceding commission revenue	(17.5)	-	(17.5)

Other income	(0.9)	(0.5)	(0.4)

Net underwriting expense ratio	38.5%	42.0%	(3.5)

The overall 17.5 percentage point increase in the benefit from ceding commissions in Three Months 2022 was driven by the increase in provisional ceding commission revenue due to the inception of the 2021/2023 Treaty on December 31, 2021. The components of our net underwriting expense ratio related to other underwriting expenses and commissions increased due to less retention, given the increase of ceded premiums after the inception of the 2021/2023 Treaty.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $882,000 for Three Months 2022 compared to $1,352,000 for Three Months 2021. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended
	March 31,
($ in thousands)	2022	2021	Change	Percent

Other operating expenses
Employement costs	$6	$443	$(438)	(98.8)%
Bonuses	-	-	-	na
Equity compensation	530	495	35	7.1
Professional	49	110	(61)	(55.5)
Directors fees	82	82	-	-
Insurance	40	76	(36)	(47.4)
Other expenses	175	146	30	20.4
Total other operating expenses	$882	$1,352	$(470)	(34.8)%

(Components may not sum to toals due to rounding)

The decrease in Three Months 2022 of $470,000, or 34.8%, as compared to Three Months 2021 was primarily due to a decrease in employment costs. The decrease in employment costs was due to staff reductions and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $770,000 in Three Months 2022 compared to $822,000 in Three Months 2021. The decrease of $52,000, or 6.3%, in depreciation and amortization was primarily due to assets previously put into service that are currently being utilized and being fully depreciated. Due to the extended useful life of assets related to our system platforms, Management has determined that such systems, currently put into service, should be depreciated over five years reflecting their expected useful lives as compared to the previous three years.

Interest Expense

Interest expense was $457,000 for both Three Months 2022 and Three Months 2021. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Expense

Income tax benefit in Three Months 2022 was $2,468,000, which resulted in an effective tax benefit rate of 21.2%. Income tax benefit in Three Months 2021 was $68,000, which resulted in an effective tax benefit rate of 18.0%. Loss before taxes was $11,666,000 in Three Months 2022 compared to loss before taxes of $379,000 in Three Months 2021. The difference in effective tax benefit is due to the effect of permanent differences in Three Months 2022 compared to Three Months 2021.

Net Loss

Net loss was $9,198,000 in Three Months 2022 compared to net loss of $311,000 in Three Months 2021. The increase in net loss of $8,887,000 was due to the circumstances described above.

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

	Three Months Ended
	March 31,
	2022	2021
Gross premiums written:
Personal lines(3)	$40,163,149	$36,158,493
Livery physical damage	2,773,280	1,903,992
Other(1)	47,468	67,107
Total without commercial lines	42,983,897	38,129,592
Commercial lines (in run-off effective July 2019)(2)	-	(475)
Total gross premiums written	$42,983,897	$38,129,117

Net premiums written:
Personal lines(3)	$22,110,665	$28,829,812
Livery physical damage	2,773,280	1,903,992
Other(1)	34,243	66,281
Total without commercial lines	24,918,188	30,800,085
Commercial lines (in run-off effective July 2019)(2)	-	(475)
Total net premiums written	$24,918,188	$30,799,610

Net premiums earned:
Personal lines(3)	$24,160,216	$32,765,087
Livery physical damage	2,474,565	1,765,276
Other(1)	38,599	59,330
Total without commercial lines	26,673,380	34,589,693
Commercial lines (in run-off effective July 2019)(2)	-	(475)
Total net premiums earned	$26,673,380	$34,589,218

Net loss and loss adjustment expenses(4):
Personal lines	$20,426,641	$20,756,653
Livery physical damage	830,569	687,412
Other(1)	(23,400)	30,349
Unallocated loss adjustment expenses	1,578,906	1,006,281
Total without commercial lines	22,812,716	22,480,695
Commercial lines (in run-off effective July 2019)(2)	128,482	79,977
Total net loss and loss adjustment expenses	$22,941,198	$22,560,672

Net loss ratio(4):
Personal lines	84.5%	63.3%
Livery physical damage	33.6%	38.9%
Other(1)	-60.6%	51.2%
Total without commercial lines	85.4%	64.9%
Commercial lines (in run-off effective July 2019)(2)	na	na
Total	86.0%	65.2%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to change in quota share ceding rate, effective December 31, 2021.
(4)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months ended March 31, 2022 and 2021.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months ended
	March 31,
	2022	2021

Revenues
Net premiums earned	$26,673,380	$34,589,218
Ceding commission revenue	4,681,396	(1,065)
Net investment income	1,359,100	1,783,196
Net (losses) gains on investments	(4,351,744)	2,912,525
Other income	228,507	170,309
Total revenues	28,590,639	39,454,183

Expenses
Loss and loss adjustment expenses	22,941,198	22,560,672
Commission expense	8,351,086	8,223,839
Other underwriting expenses	6,815,949	6,467,042
Depreciation and amortization	760,015	788,835
Total expenses	38,868,248	38,040,388

(Loss) income from operations	(10,277,609)	1,413,795
Income tax (benefit) expense	(2,187,260)	251,565
Net (loss) income	$(8,090,349)	$1,162,230

Key Measures:
Net loss ratio	86.0%	65.2%
Net underwriting expense ratio	38.5%	42.0%
Net combined ratio	124.5%	107.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$15,167,035	$14,690,881
Less: Ceding commission revenue	(4,681,396)	1,065
Less: Other income	(228,507)	(170,309)
Net underwriting expenses	$10,257,132	$14,521,637

Net premiums earned	$26,673,380	$34,589,218

Net Underwriting Expense Ratio	38.5%	42.0%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2022
Written premiums	$42,983,897	$-	$(18,065,709)	$24,918,188
Change in unearned premiums	2,392,727	-	(637,535)	1,755,192
Earned premiums	$45,376,624	$-	$(18,703,244)	$26,673,380

Loss and loss adjustment expenses excluding the effect of catastrophes	$26,508,664	$-	$(6,586,890)	$19,921,774
Catastrophe loss	6,837,400	-	(3,817,976)	3,019,424
Loss and loss adjustment expenses	$33,346,064	$-	$(10,404,866)	$22,941,198

Loss ratio excluding the effect of catastrophes	58.4%	0.0%	35.2%	74.7%
Catastrophe loss	15.1%	0.0%	20.4%	11.3%
Loss ratio	73.5%	0.0%	55.6%	86.0%

Three months ended March 31, 2021
Written premiums	$38,129,117	$-	$(7,329,507)	$30,799,610
Change in unearned premiums	3,789,478	-	130	3,789,608
Earned premiums	$41,918,595	$-	$(7,329,377)	$34,589,218

Loss and loss adjustment expenses excluding the effect of catastrophes	$23,155,733	$-	$(823,856)	$22,331,877
Catastrophe loss	228,795	-	-	228,795
Loss and loss adjustment expenses	$23,384,528	$-	$(823,856)	$22,560,672

Loss ratio excluding the effect of catastrophes	55.2%	0.0%	11.2%	64.7%
Catastrophe loss	0.5%	0.0%	0.1%	0.7%
Loss ratio	55.8%	0.0%	11.2%	65.2%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months ended
	March 31,
	2022	2021

Net premiums earned	$26,673,380	$34,589,218
Ceding commission revenue	4,681,396	(1,065)
Other income	228,507	170,309

Loss and loss adjustment expenses (1)	22,941,198	22,560,672

Acquisition costs and other underwriting expenses:
Commission expense	8,351,086	8,223,839
Other underwriting expenses	6,815,949	6,467,042
Total acquisition costs and other underwriting expenses	15,167,035	14,690,881

Underwriting loss	$(6,524,950)	$(2,493,091)

Key Measures:
Net loss ratio excluding the effect of catastrophes	74.7%	64.5%
Effect of catastrophe loss on net loss ratio (1)	11.3%	0.7%
Net loss ratio	86.0%	65.2%

Net underwriting expense ratio excluding the effect of catastrophes	38.5%	42.0%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%
Net underwriting expense ratio	38.5%	42.0%

Net combined ratio excluding the effect of catastrophes	113.2%	106.5%

Effect of catastrophe loss on net combined ratio (1)	11.3%	0.7%
Net combined ratio	124.5%	107.2%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$15,167,035	$14,690,881
Less: Ceding commission revenue	(4,681,396)	1,065
Less: Other income	(228,507)	(170,309)
	$10,257,132	$14,521,637

Net earned premium	$26,673,380	$34,589,218

Net Underwriting Expense Ratio	38.5%	42.0%

(1)	For the three months ended March 31, 2022 and 2021, includes the sum of net catastrophe losses and loss adjustment expenses of $3,019,424 and $228,795, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of March 31, 2022 and December 31, 2021:

	March 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Political subdivisions of States,
Territories and Possessions	$17,227,562	$5,692	$(1,614,463)	$-	$15,618,791	10.3%

Corporate and other bonds
Industrial and miscellaneous	85,566,044	336,272	(3,143,378)	-	82,758,938	54.5%

Residential mortgage and other asset backed securities (1)	56,656,711	289,836	(3,119,931)	(306,849)	53,519,767	35.2%
Total fixed-maturity securities	$159,450,317	$631,800	$(7,877,772)	$(306,849)	$151,897,496	100.0%

	December 31, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Political subdivisions of States,
Territories and Possessions	$17,236,750	$246,748	$(197,984)	$-	$17,285,514	10.9%

Corporate and other bonds
Industrial and miscellaneous	80,534,769	2,603,411	(126,926)	-	83,011,254	52.5%

Residential mortgage and other asset backed securities (1)	58,036,959	355,985	(489,258)	(120,344)	57,783,342	36.6%
Total fixed-maturity securities	$155,808,478	$3,206,144	$(814,168)	$(120,344)	$158,080,110	100.0%

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$19,944,128	$333,811	$(1,793,476)	$18,484,463	58.2%
Common stocks and exchange traded funds	13,145,504	837,696	(702,254)	13,280,946	41.8%
Total	$33,089,632	$1,171,507	$(2,495,730)	$31,765,409	100.0%

	December 31, 2021
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901	57.6%
Common stocks and exchange traded funds	15,451,160	1,573,653	(179,712)	16,845,101	42.4%
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$2,626,502	$6,625,883	$3,999,381	$3,562,034	$7,561,415

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$729,654	$202,788	$(1,177)	$-	$931,265	12.2%

Political subdivisions of States,
Territories and Possessions	498,249	8,421	-	-	506,670	6.6%

Exchange traded debt	304,111	-	(21,611)		282,500	3.7%

Corporate and other bonds
Industrial and miscellaneous	6,233,124	56,601	(380,860)	-	5,908,865	77.4%

Total	$7,765,138	$267,810	$(403,648)	$-	$7,629,300	100.0%

	December 31, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	10.7%

Political subdivisions of States,
Territories and Possessions	998,239	22,856	-	-	1,021,095	11.7%

Exchange traded debt	304,111	85	(13,921)		290,275	3.3%

Corporate and other bonds
Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	74.3%

Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of March 31, 2022 and December 31, 2021 is shown below:

	March 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$494,595	$501,795	$994,712	$1,008,180
One to five years	1,206,159	1,262,780	1,205,829	1,290,465
Five to ten years	1,516,810	1,494,773	1,513,942	1,648,808
More than 10 years	4,547,574	4,369,952	4,551,851	4,805,706
Total	$7,765,138	$7,629,300	$8,266,334	$8,753,159

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2022 and December 31, 2021 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	March 31, 2022		December 31, 2021
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	2,245,760	1.5%	1,321,809	0.8%
AA	12,316,338	8.1%	11,532,572	7.3%
A	32,664,514	21.5%	38,272,571	24.2%
BBB+	20,651,573	13.6%	17,936,359	11.3%
BBB	23,866,792	15.7%	25,161,776	15.9%
BBB-	4,867,458	3.2%	4,193,401	2.7%
Total corporate and municipal bonds	96,612,435	63.6%	98,418,488	62.2%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	17,992,573	11.8%	17,350,192	11.0%
AA	28,895,548	19.0%	34,241,907	21.7%
A	7,142,509	4.7%	6,306,161	4.0%
BBB	23,684	0.0%	24,254	0.0%
CCC	577,944	0.4%	664,628	0.4%
CC	-	0.0%	125,412	0.1%
D	77,605	0.1%	55,306	0.0%
Non rated	456,119	0.3%	893,762	0.6%
Total residential mortgage backed, asset backed, and other collateralized obligations	55,285,061	36.4%	59,661,622	37.8%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2022 and December 31, 2021:

Category	March 31, 2022	December 31, 2021
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.09%	3.06%

Political subdivisions of States, Territories and Possessions	3.05%	2.77%

Corporate and other bonds Industrial and miscellaneous	3.32%	3.23%

Residential mortgage backed securities	2.60%	2.77%

Total	3.05%	2.92%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Weighted average effective maturity	7.0	8.0

Weighted average final maturity	16.7	13.8

Effective duration	5.5	5.1

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2022 and December 31, 2021, 62% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	14,959,121	(1,614,463)	12	-	-	-	14,959,121	(1,614,463)

Corporate and other bonds industrial and miscellaneous	51,973,548	(3,143,378)	55	-	-	-	51,973,548	(3,143,378)

Residential mortgage and other asset backed securities	40,310,519	(3,119,931)	31	2,733,402	(306,849)	2	43,043,921	(3,426,780)

Total fixed-maturity securities	$107,243,188	$(7,877,772)	98	$2,733,402	$(306,849)	2	$109,976,590	$(8,184,621)

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	6,768,123	(197,984)	5	-	-	-	6,768,123	(197,984)

Corporate and other bonds industrial and miscellaneous	17,593,707	(126,926)	15	-	-	-	17,593,707	(126,926)

Residential mortgage and other asset backed securities	45,399,451	(489,258)	26	2,923,182	(120,344)	2	48,322,633	(609,602)

Total fixed-maturity securities	$69,761,281	$(814,168)	46	$2,923,182	$(120,344)	2	$72,684,463	$(934,512)

There were 100 securities at March 31, 2022 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 48 securities at December 31, 2021 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the three months ended March 31, 2022, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the three months ended March 31, 2022, KICO paid dividends of $1,500,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. KICO currently does not have any securities pledged to FHLBNY; as such, there were no borrowings under this facility during the three months ended March 31, 2022 and 2021.

On December 19, 2017, we issued $30 million of our 5.50% Senior Unsecured Notes due December 30, 2022. As of March 31, 2022, invested assets and cash in our holding company was approximately $3,812,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company debt service and other cash requirements, we will seek to obtain additional financing. See Notes 2 and 7 to our Condensed Consolidated Financial Statements included in this Quarterly Report for a discussion of our plans in this regard.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three months ended March 31,	2022	2021

Cash flows (used in) provided by:
Operating activities	$(17,388,078)	$1,392,800
Investing activities	(285,069)	1,963,156
Financing activities	(783,565)	(639,738)
Net (decrease) increase in cash and cash equivalents	(18,456,712)	2,716,218
Cash and cash equivalents, beginning of period	24,290,598	19,463,742
Cash and cash equivalents, end of period	$5,833,886	$22,179,960

Net cash used in operating activities was $17,388,000 in Three Months 2022 as compared to $1,393,000 provided by operating activities in Three Months 2021. The $18,781,000 decrease in cash flows provided by operating activities in Three Months 2022 was primarily the result of a decrease in cash arising from net fluctuations in assets and liabilities, partially offset by net loss (adjusted for non-cash items) of $3,530,000. The increase of cash used in operating activities is also attributable to the payment of $13,245,000 to reinsurers in Three Months 2022 pursuant to the inception of our quota share reinsurance treaty, effective December 31, 2021. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash used in investing activities was $285,000 in Three Months 2022 compared to $1,963,000 provided by investing activities in There Months 2021. The $2,248,000 increase in net cash used in investing activities was the result of a $2,305,000 decrease in disposals of invested assets and a $531,000 increase in the acquisition of property and equipment in Three Months 2022.

Net cash used in financing activities was $784,000 in Three Months 2022 compared to $640,000 used in Three Months 2021. The $144,000 increase in net cash used in financing activities was attributable to a $211,000 increase in withholding taxes paid on the vesting of restricted stock awards in Three Months 2022 compared to Three Months 2021.

Reinsurance

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

	Treaty Year
	(2021/2023 Treaty)
	July 1,	December 31,	July 1,	December 31,
	2022	2021	2021	2020
	to	to	to	to
	January 1,	June 30,	December 30,	June 30,
Line of Business	2023	2022	2021	2021

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded (9)	30%	30%	None (5)	None (5)

Risk retained on intial $1,000,000 of losses (5) (7) (9)	$700,000	$700,000	$1,000,000	$1,000,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	None (5)	None (5)
Expiration date	January 1, 2023	January 1, 2023	NA (5)	NA (5)
Excess of loss coverage and facultative facility coverage (1) (7)	$400,000	$8,400,000	$8,000,000	$8,000,000
	in excess of	in excess of	in excess of	in excess of
	$600,000	$600,000	$1,000,000	$1,000,000
Total reinsurance coverage per occurrence (5) (7) (8)	$500,000	$8,500,000	$8,000,000	$8,000,000
Losses per occurrence subject to reinsurance coverage (5) (8)	$1,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(8)	June 30, 2022	June 30, 2022	June 30, 2021

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty	10,000,000	10,000,000	None (5)	None (5)
Risk retained per catastrophe occurrence (5) (9) (10)	None (8)	$7,400,000	$10,000,000	$10,000,000
Catastrophe loss coverage in excess of quota share coverage (2) (5)	None (8)	$490,000,000	$490,000,000	$475,000,000
Catastrophe stub coverage for the period from October 18, 2021 through December 31, 2021 (6)	NA	NA	$5,000,000	NA
			in excess of
			$5,000,000
Reinstatement premium protection (3) (4) (8)	None	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2022.

(2)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(3)	For the period July 1, 2020 through June 30, 2021, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(4)	For the period July 1, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.

61

(5)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through December 30, 2021 is only for excess of loss and catastrophe reinsurance.

(6)	Excludes freeze and freeze related claims.
(7)

For the period January 1, 2022 through January 1, 2023, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty. Excludes losses from named storms.

(8)

Excess of loss and catastrophe reinsurance treaties will expire on June 30, 2022; reinsurance coverage in effect from July 1, 2022 through January 1, 2023 is only for personal lines quota share (homeowners, dwelling fire and canine legal liability) and underlying excess of loss reinsurance.

(9)	For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.
(10)	Plus losses in excess of catastrophe coverage.

	Treaty Year
	July 1, 2021	July 1, 2020
	to	to
Line of Business	June 30, 2022	June 30, 2021

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2022	June 30, 2021

Commercial Lines (1):
General liability commercial policies
Quota share treaty		None
Risk retained		$750,000
Excess of loss coverage above risk retained		$3,750,000
		in excess of
		$750,000
Total reinsurance coverage per occurrence		$3,750,000
Losses per occurrence subject to reinsurance coverage		$4,500,000

Commercial Umbrella
Quota share treaty		None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

This quarter included elevated economic inflation, which resulted in a significant increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities, which lowered our stockholders’ equity materially for Three Months 2022. The higher economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our profitability.

Off-Balance Sheet Arrangements

                We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Outlook

                The COVID-19 pandemic caused significant financial market volatility, economic uncertainty, and interruptions to normal business activities. As of the date of this report, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders will ultimately be impacted. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part II, Item 1A— “Risk Factors” in this Quarterly Report.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2021 Annual Report filed with the SEC, and Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC.  Except as discussed under Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Preliminary Non-Binding Indication of Interest” herein, there have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2021 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) Not applicable.

(c) None.

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

KINGSTONE COMPANIES, INC.

Dated: May 16, 2022	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: May 16, 2022	By:	/s/ Richard Swartz
Richard Swartz
Principal Financial Officer

