Form 10-Q
period 2022-06-30
KINGSTONE COMPANIES, INC.
filed 2022-08-15
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15 Joys Lane

Kingston, NY 12401

(Address of principal executive offices

(845) 802-7900

(Registrant’s telephone number, including area code

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

As of August 15, 2022, there were 10,645,675 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	4
	Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three months and six months ended June 30, 2022 (Unaudited) and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2022 (Unaudited) and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 (Unaudited) and 2021 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	76
Item 4 —	Controls and Procedures	76

PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	77
Item 1A —	Risk Factors	77
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3 —	Defaults Upon Senior Securities	77
Item 4 —	Mine Safety Disclosures	77
Item 5 —	Other Information	77
Item 6 —	Exhibits	78
Signatures		79

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $6,913,536 at June 30, 2022 and $8,753,159 at December 31, 2021)	$7,768,218	$8,266,334
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $156,683,115 at June 30, 2022 and $155,808,478 at December 31, 2021)	141,497,787	158,080,110
Equity securities, at fair value (cost of $30,239,520 at June 30, 2022 and $37,470,669 at December 31, 2021)	26,064,545	39,687,002
Other investments	5,253,582	7,561,415
Total investments	180,584,132	213,594,861
Cash and cash equivalents	13,200,128	24,290,598
Premiums receivable, net	11,994,265	12,318,336
Reinsurance receivables, net	54,652,171	40,292,438
Deferred policy acquisition costs	22,025,938	22,238,987
Intangible assets	500,000	500,000
Property and equipment, net	10,185,098	9,291,597
Deferred income taxes, net	7,344,092	192,253
Other assets	6,147,440	8,593,205
Total assets	$306,633,264	$331,312,275

Liabilities
Loss and loss adjustment expense reserves	$98,903,060	$94,948,745
Unearned premiums	98,152,959	97,759,607
Advance premiums	5,773,444	2,693,466
Reinsurance balances payable	10,877,113	12,961,568
Deferred ceding commission revenue	9,759,340	9,748,508
Accounts payable, accrued expenses and other liabilities	6,166,043	7,704,396
Debt, net	29,911,881	29,823,791
Total liabilities	259,543,840	255,640,081

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 12,117,081 shares at June 30, 2022 and 11,955,660 shares at December 31, 2021; outstanding 10,645,675 shares at June 30, 2022 and 10,484,254 shares at December 31, 2021	121,171	119,557
Capital in excess of par	73,102,513	72,467,483
Accumulated other comprehensive (loss) income	(11,994,258)	1,796,739
(Accumulated deficit) retained earnings	(8,572,521)	6,855,896
Treasury stock, at cost, 1,471,406 shares at June 30, 2022 and December 31, 2021	(5,567,481)	(5,567,481)
Total stockholders' equity	47,089,424	75,672,194

Total liabilities and stockholders' equity	$306,633,264	$331,312,275

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)
	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Net premiums earned	$27,902,068	$35,436,426	$54,575,448	$70,025,644
Ceding commission revenue	4,715,587	45,741	9,396,983	44,676
Net investment income	634,325	1,678,075	1,993,425	3,461,271
Net (losses) gains on investments	(4,517,373)	2,315,261	(8,915,778)	5,275,668
Other income	244,643	124,946	480,467	296,392
Total revenues	28,979,250	39,600,449	57,530,545	79,103,651

Expenses
Loss and loss adjustment expenses	18,656,041	20,759,210	41,597,239	43,319,882
Commission expense	8,481,031	8,285,341	16,832,117	16,509,180
Other underwriting expenses	6,624,997	6,692,920	13,440,946	13,159,962
Other operating expenses	665,815	933,272	1,547,770	2,285,578
Depreciation and amortization	877,263	837,654	1,647,373	1,659,994
Interest expense	456,545	456,545	913,090	913,090
Total expenses	35,761,692	37,964,942	75,978,535	77,847,686

(Loss) income from operations before taxes	(6,782,442)	1,635,507	(18,447,990)	1,255,965
Income tax (benefit) provision	(1,402,823)	312,146	(3,870,839)	243,701
Net (loss) income	(5,379,619)	1,323,361	(14,577,151)	1,012,264

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains on available-for-sale-securities	(7,642,863)	1,074,164	(17,508,640)	(2,749,115)

Reclassification adjustment for losses (gains) included in net (loss) income	10,356	(341,474)	51,680	(735,771)
Net change in unrealized (losses) gains	(7,632,507)	732,690	(17,456,960)	(3,484,886)
Income tax benefit (provision) related to items of other comprehensive (loss) income	1,602,827	(153,865)	3,665,963	731,827
Other comprehensive (loss) income, net of tax	(6,029,680)	578,825	(13,790,997)	(2,753,059)

Comprehensive (loss) income	$(11,409,299)	$1,902,186	$(28,368,148)	$(1,740,795)

(Loss) earnings per common share:
Basic	$(0.51)	$0.12	$(1.37)	$0.09
Diluted	$(0.51)	$0.12	$(1.37)	$0.09

Weighted average common shares outstanding
Basic	10,644,578	10,670,831	10,637,553	10,673,550
Diluted	10,644,578	10,846,724	10,637,553	10,809,924

Dividends declared and paid per common share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2022 and 2021

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess of Par	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	Earnings	Shares	Amount	Total
Balance, April 1, 2021	-	$-	11,935,321	$119,353	$71,116,917	$6,548,178	$15,190,031	1,262,527	$(3,961,798)	$89,012,681
Stock-based compensation	-	-	-	-	486,069	-	-	-	-	486,069
Vesting of restricted stock awards	-	-	13,201	132	(132)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(4,302)	(43)	(35,057)	-	-	-	-	(35,100)
Acquisition of treasury stock	-	-	-	-	-	-	-	120,550	(974,135)	(974,135)
Dividends	-	-	-	-	-	-	(427,055)	-	-	(427,055)
Net loss	-	-	-	-	-	-	1,323,361	-	-	1,323,361
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	578,825	-	-	-	578,825
Balance, June 30, 2021	-	$-	11,944,220	$119,442	$71,567,797	$7,127,003	$16,086,337	1,383,077	$(4,935,933)	$89,964,646

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	Amount	Income (Loss)	Deficit	Shares	Amount	Total
Balance, April 1, 2022	-	$-	12,109,307	$121,093	$72,638,286	$(5,964,578)	$(2,767,126)	1,471,406	$(5,567,481)	$58,460,194
Stock-based compensation	-	-	-	-	486,029	-	-	-	-	486,029
Vesting of restricted stock awards	-	-	12,149	121	(121)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(4,375)	(43)	(21,681)	-	-	-	-	(21,724)
Dividends	-	-	-	-	-	-	(425,776)	-	-	(425,776)
Net loss	-	-	-	-	-	-	(5,379,619)	-	-	(5,379,619)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(6,029,680)	-	-	-	(6,029,680)
Balance, June 30, 2022	-	$-	12,117,081	$121,171	$73,102,513	$(11,994,258)	$(8,572,521)	1,471,406	$(5,567,481)	$47,089,424

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2022 and 2021

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2021	-	$-	11,871,307	$118,713	$70,769,165	$9,880,062	$15,928,345	1,254,492	$(3,895,883)	$92,800,402
Stock-based compensation	-	-	-	-	981,067	-	-	-	-	981,067
Vesting of restricted stock awards	-	-	99,123	991	(991)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(26,210)	(262)	(181,444)	-	-	-	-	(181,706)
Acquisition of treasury stock	-	-	-	-	-	-	-	128,585	(1,040,050)	(1,040,050)
Dividends	-	-	-	-	-	-	(854,272)	-	-	(854,272)
Net income	-	-	-	-	-	-	1,012,264	-	-	1,012,264
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(2,753,059)	-	-	-	(2,753,059)
Balance, June 30, 2021	-	$-	11,944,220	$119,442	$71,567,797	$7,127,003	$16,086,337	1,383,077	$(4,935,933)	$89,964,646

						Accumulated	Retained
					Capital	Other	Earnings
	Preferred Stock		Common Stock		in Excess	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Deficit)	Shares	Amount	Total
Balance, January 1, 2022	-	$-	11,955,660	$119,557	$72,467,483	$1,796,739	$6,855,896	1,471,406	$(5,567,481)	$75,672,194
Stock-based compensation	-	-	-	-	1,016,443	-	-	-	-	1,016,443
Vesting of restricted stock awards	-	-	234,219	2,342	(2,342)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(72,798)	(728)	(379,071)	-	-	-	-	(379,799)
Dividends	-	-	-	-	-	-	(851,266)	-	-	(851,266)
Net loss	-	-	-	-	-	-	(14,577,151)	-	-	(14,577,151)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(13,790,997)	-	-	-	(13,790,997)
Balance, June 30, 2022	-	$-	12,117,081	$121,171	$73,102,513	$(11,994,258)	$(8,572,521)	1,471,406	$(5,567,481)	$47,089,424

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2022	2021

Cash flows from operating activities:
Net (loss) income	$(14,577,151)	$1,012,264
Adjustments to reconcile net (loss) income to net cash flows (used in) provided by operating activities:
Net losses (gains) on investments	210,900	(1,844,257)
Net unrealized losses (gains) on equity investments	6,417,045	(1,924,072)
Net unrealized losses (gains) on other investments	2,287,833	(1,507,339)
Depreciation and amortization	1,647,373	1,659,994
Bad debt expense	42,226	128,518
Amortization of bond premium, net	248,650	107,068
Amortization of discount and issuance costs on debt	88,090	88,090
Stock-based compensation	1,016,443	981,067
Deferred income tax (benefit) expense	(3,485,876)	588,442
Decrease (increase) in operating assets:
Premiums receivable, net	281,845	971,389
Reinsurance receivables, net	(14,359,733)	17,267,805
Deferred policy acquisition costs	213,049	191,560
Other assets	2,437,007	(1,365,167)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	3,954,315	2,223,810
Unearned premiums	393,352	(1,936,706)
Advance premiums	3,079,978	2,582,330
Reinsurance balances payable	(2,084,455)	(4,953,735)
Deferred ceding commission revenue	10,832	(8,931)
Accounts payable, accrued expenses and other liabilities	(1,538,353)	102,185
Net cash flows (used in) provided by operating activities	(13,716,630)	14,364,315

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(498,711)	(3,111,381)
Purchase - fixed-maturity securities available-for-sale	(14,386,410)	(5,424,374)
Purchase - equity securities	(589,317)	(8,431,047)
Purchase - other investments	-	(2,000,000)
Redemption - fixed-maturity securities held-to-maturity	1,000,000	625,000
Sale and maturity - fixed-maturity securities available-for-sale	13,228,270	22,276,142
Sale - equity securities	7,644,267	9,569,363
Acquisition of property and equipment	(2,540,874)	(2,195,985)
Net cash flows provided by investing activities	3,857,225	11,307,718

Cash flows from financing activities:
Withholding taxes paid on vested retricted stock awards	(379,799)	(181,706)
Purchase of treasury stock	-	(1,040,050)
Dividends paid	(851,266)	(854,272)
Net cash flows used in financing activities	(1,231,065)	(2,076,028)

(Decrease) increase in cash and cash equivalents	$(11,090,470)	$23,596,005
Cash and cash equivalents, beginning of period	24,290,598	19,463,742
Cash and cash equivalents, end of period	$13,200,128	$43,059,747

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$825,000	$825,000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 79.8% and 80.2% of KICO’s direct written premiums for the three months and six months ended June 30, 2022, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2022. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022.

Certain prior year balances were reclassified to conform with the current year presentation. The reclassification had no effect on the Company’s previously reported financial condition, results of operations or cash flows.

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

Management’s Plan Related to Going Concern

In order to continue as a going concern, the Company will need to obtain financing and/or other funds to satisfy its debt obligation due on December 30, 2022. Management plans to refinance the Notes with a new issue of investment grade debt securities of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the Notes. In connection therewith, the Company has engaged an investment banker to serve as exclusive placement agent for a proposed offering by the Company of its securities (including debt, equity and/or preferred securities). The engagement letter indicates that the offering would be of such size as to generate proceeds to the Company of no less than $30,000,000. Subject to regulatory requirements, the Company also may receive dividends paid to it by KICO, its insurance subsidiary, that could be utilized to repay the Notes. As of June 30, 2022, KICO had negative unassigned surplus and was not permitted to pay the Company any dividends without prior regulatory approval. Further, the Company plans to use available invested assets and cash to repay the Notes. As of June 30, 2022, invested assets and cash of Kingstone were approximately $2,780,000.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above. The Company believes that its plan is probable of being implemented and that such plan would alleviate any adverse conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, which include the reserves for losses and LAE, which are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an ongoing basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates used in preparing the condensed consolidated financial statements.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$17,218,274	$-	$(3,020,486)	$-	$14,197,788	$(3,020,486)

Corporate and other bonds
Industrial and miscellaneous	84,235,861	9,782	(6,562,506)	-	77,683,137	(6,552,724)

Residential mortgage and other asset
backed securities	55,228,980	114,844	(5,387,294)	(339,668)	49,616,862	(5,612,118)
Total fixed-maturity securities	$156,683,115	$124,626	$(14,970,286)	$(339,668)	$141,497,787	$(15,185,328)

	December 31, 2021
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States,
Territories and Possessions	$17,236,750	$246,748	$(197,984)	$-	$17,285,514	$48,764

Corporate and other bonds
Industrial and miscellaneous	80,534,769	2,603,411	(126,926)	-	83,011,254	2,476,485

Residential mortgage and other asset
backed securities	58,036,959	355,985	(489,258)	(120,344)	57,783,342	(253,617)
Total fixed-maturity securities	$155,808,478	$3,206,144	$(814,168)	$(120,344)	$158,080,110	$2,271,632

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2022 and December 31, 2021 is shown below:

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$1,500,986	$1,500,790	$1,153,099	$1,156,636
One to five years	46,709,763	45,176,361	43,007,110	44,914,759
Five to ten years	32,088,366	27,928,816	26,808,853	27,332,581
More than 10 years	21,155,020	17,274,958	26,802,457	26,892,792
Residential mortgage and other asset backed securities	55,228,980	49,616,862	58,036,959	57,783,342
Total	$156,683,115	$141,497,787	$155,808,478	$158,080,110

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$18,430,554	$175,745	$(3,347,910)	$15,258,389
Common stocks, mutual funds, and exchange traded funds	11,808,966	392,745	(1,395,555)	10,806,156
Total	$30,239,520	$568,490	$(4,743,465)	$26,064,545

	December 31, 2021
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901
Common stocks, mutual funds, and exchange traded funds	15,451,160	1,573,653	(179,712)	16,845,101
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022			December 31, 2021
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$1,254,201	$5,253,582	$3,999,381	$3,562,034	$7,561,415

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,410	$86,141	$(10,175)	$-	$1,304,376	$75,966

Political subdivisions of States,
Territories and Possessions	498,378	4,637	-	-	503,015	4,637

Exchange traded debt	304,111	-	(29,111)	-	275,000	(29,111)

Corporate and other bonds
Industrial and miscellaneous	5,737,319	39,429	(945,603)	-	4,831,145	(906,174)
Total	$7,768,218	$130,207	$(984,889)	$-	$6,913,536	$(854,682)

	December 31, 2021
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	$209,633

Political subdivisions of States,
Territories and Possessions	998,239	22,856	-	-	1,021,095	22,856

Exchange traded debt	304,111	85	(13,921)		290,275	(13,836)

Corporate and other bonds
Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	268,172
Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	$486,825

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2022 and December 31, 2021 is shown below:

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$459,032	$497,110	$994,712	$1,008,180
One to five years	1,246,206	1,246,690	1,205,829	1,290,465
Five to ten years	1,519,749	1,370,950	1,513,942	1,648,808
More than 10 years	4,543,231	3,798,786	4,551,851	4,805,706
Total	$7,768,218	$6,913,536	$8,266,334	$8,753,159

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Income:
Fixed-maturity securities	$457,941	$1,459,342	$1,598,130	$2,950,469
Equity securities	279,562	351,100	624,730	708,411
Cash and cash equivalents	2,983	634	3,166	1,558
Other investments	-	(42,908)	-	(42,908)
Total	740,486	1,768,168	2,226,026	3,617,530
Expenses:
Investment expenses	106,161	90,093	232,601	156,259
Net investment income	$634,325	$1,678,075	$1,993,425	$3,461,271

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $1,000,000 and $625,000 for the six months ended June 30, 2022 and 2021, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $13,228,270 and $22,276,142 for the six months ended June 30, 2022 and 2021, respectively.

Proceeds from the sale of equity securities were $7,644,267 and $9,569,363 for the six months ended June 30, 2022 and 2021, respectively.

The Company’s net (losses) gains on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$17,311	$367,756	$102,411	$777,296
Gross realized losses	(27,666)	(26,255)	(154,091)	(41,499)
	(10,355)	341,501	(51,680)	735,797

Equity securities:
Gross realized gains	29,047	442,798	477,353	1,375,948
Gross realized losses	(307,352)	(67,276)	(636,573)	(267,488)
	(278,305)	375,522	(159,220)	1,108,460

Net realized (losses) gains	(288,660)	717,023	(210,900)	1,844,257

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	920,863	-	1,924,072
Gross losses	(2,856,412)	-	(6,417,045)	-
	(2,856,412)	920,863	(6,417,045)	1,924,072

Other Investments:
Gross gains	-	677,375	-	1,507,339
Gross losses	(1,372,301)	-	(2,287,833)	-
	(1,372,301)	677,375	(2,287,833)	1,507,339

Net unrealized (losses) gains	(4,228,713)	1,598,238	(8,704,878)	3,431,411

Net (losses) gains on investments	$(4,517,373)	$2,315,261	$(8,915,778)	$5,275,668

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

OTTI losses are recorded in the consolidated statements of operations and comprehensive (loss) income as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At June 30, 2022 and December 31, 2021, there were 146 and 48 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments as of June 30, 2022 and December 31, 2021. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2022 as follows:

	June 30, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	14,197,788	(3,020,486)	14	-	-	-	14,197,788	(3,020,486)

Corporate and other bonds industrial and miscellaneous	76,672,772	(6,562,506)	92	-	-	-	76,672,772	(6,562,506)

Residential mortgage and other asset backed securities	45,843,567	(5,387,294)	37	2,724,188	(339,668)	3	48,567,755	(5,726,962)

Total fixed-maturity securities	$136,714,127	$(14,970,286)	143	$2,724,188	$(339,668)	3	$139,438,315	$(15,309,954)

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions	-	14,197,788	-	14,197,788

Corporate and other bonds industrial and miscellaneous	77,185,757	497,380	-	77,683,137
Residential mortgage and other asset backed securities	-	49,616,862	-	49,616,862
Total fixed maturities	77,185,757	64,312,030	-	141,497,787
Equity securities	26,064,545	-	-	26,064,545
Total investments	$103,250,302	$64,312,030	$-	$167,562,332

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions	-	17,285,514	-	17,285,514

Corporate and other bonds industrial and miscellaneous	82,500,779	510,475	-	83,011,254
Residential mortgage and other asset backed securities	-	57,783,342	-	57,783,342
Total fixed maturities	82,500,779	75,579,331	-	158,080,110
Equity securities	39,687,002	-	-	39,687,002
Total investments	$122,187,781	$75,579,331	$-	$197,767,112

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of June 30, 2022 and December 31, 2021. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2022	December 31, 2021

Other Investments
Hedge fund	$5,253,582	$7,561,415

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

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of June 30, 2022 and December 31, 2021 not measured at fair value is as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$29,207,543	$-	$29,207,543

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$28,436,019	$-	$28,436,019

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$7,768,218	$6,913,536	$8,266,334	$8,753,159
Cash and cash equivalents, Level 1	$13,200,128	$13,200,128	$24,290,598	$24,290,598
Premiums receivable, net, Level 3	$11,994,265	$11,994,265	$12,318,336	$12,318,336
Reinsurance receivables, net, Level 3	$54,652,171	$54,652,171	$40,292,438	$40,292,438
Real estate, net of accumulated depreciation, Level 3	$2,107,592	$3,025,000	$2,144,464	$3,025,000
Reinsurance balances payable, Level 3	$10,877,113	$10,877,113	$12,961,568	$12,961,568

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2022
Premiums written	$92,762,360	$-	$(37,818,392)	$54,943,968
Change in unearned premiums	(393,353)	-	24,833	(368,520)
Premiums earned	$92,369,007	$-	$(37,793,559)	$54,575,448

Six months ended June 30, 2021
Premiums written	$82,744,761	$-	$(14,630,872)	$68,113,889
Change in unearned premiums	1,936,706	-	(24,951)	1,911,755
Premiums earned	$84,681,467	$-	$(14,655,823)	$70,025,644

Three months ended June 30, 2022
Premiums written	$49,778,463	$-	$(19,752,683)	$30,025,780
Change in unearned premiums	(2,786,080)	-	662,368	(2,123,712)
Premiums earned	$46,992,383	$-	$(19,090,315)	$27,902,068

Three months ended June 30, 2021
Premiums written	$44,615,644	$-	$(7,301,365)	$37,314,279
Change in unearned premiums	(1,852,772)	-	(25,081)	(1,877,853)
Premiums earned	$42,762,872	$-	$(7,326,446)	$35,436,426

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2022 and December 31, 2021 was $5,773,444 and $2,693,466, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2022	2021

Balance at beginning of period	$94,948,745	$82,801,228
Less reinsurance recoverables	(10,637,679)	(20,154,251)
Net balance, beginning of period	84,311,066	62,646,977

Incurred related to:
Current year	41,326,838	43,328,342
Prior years	270,401	(8,460)
Total incurred	41,597,239	43,319,882

Paid related to:
Current year	23,188,157	19,716,893
Prior years	21,700,500	14,799,794
Total paid	44,888,657	34,516,687

Net balance at end of period	81,019,648	71,450,172
Add reinsurance recoverables	17,883,412	13,574,866
Balance at end of period	$98,903,060	$85,025,038

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $18,267,384 and $881,729 for the six months ended June 30, 2022 and 2021, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2022 and 2021 was $270,401 unfavorable and $8,460 favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of June 30, 2019 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of June 30, 2022, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2022 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2013 to December 31, 2021 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of
	For the Years Ended December 31,										June 30, 2022
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	Six Months Ended June 30, 2022	IBNR	Cumulative Number of Reported Claims by Accident Year
	(Unaudited 2013 - 2021)									(Unaudited)

2013	$10,728	$9,745	$9,424	$9,621	$10,061	$10,089	$10,607	$10,495	$10,529	$10,503	$6	1,564
2014		14,193	14,260	14,218	14,564	15,023	16,381	16,428	16,434	16,505	35	2,138
2015			22,340	21,994	22,148	22,491	23,386	23,291	23,528	23,541	266	2,558
2016				26,062	24,941	24,789	27,887	27,966	27,417	27,423	108	2,881
2017					31,605	32,169	35,304	36,160	36,532	36,512	310	3,398
2018						54,455	56,351	58,441	59,404	59,838	647	4,226
2019							75,092	72,368	71,544	71,327	4,094	4,485
2020								63,083	62,833	62,261	3,848	5,854
2021									96,425	97,124	10,253	5,762
2022										38,506	10,000	2,096
									Total	$443,540

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Six Months Ended June 30,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited 2013 - 2021)									(Unaudited)

2013	$3,405	$5,303	$6,633	$7,591	$8,407	$9,056	$9,717	$10,016	$10,392	$10,402
2014		5,710	9,429	10,738	11,770	13,819	14,901	15,491	15,770	16,074
2015			12,295	16,181	18,266	19,984	21,067	22,104	22,318	22,452
2016				15,364	19,001	21,106	23,974	25,234	25,750	25,977
2017					16,704	24,820	28,693	31,393	32,529	32,821
2018						32,383	44,516	50,553	52,025	53,176
2019							40,933	54,897	58,055	59,819
2020								39,045	50,719	51,982
2021									56,282	72,020
2022										21,245
									Total	$365,966

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented	$77,574
All outstanding liabilities before 2013, net of reinsurance	275
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance	$77,850

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

As of
(in thousands)	June 30, 2022
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$77,850
Total reinsurance recoverable on unpaid losses	17,883
Unallocated loss adjustment expenses	3,170
Total gross liability for loss and LAE reserves	$98,903

(Components may not sum to totals due to rounding)

Reinsurance

Effective December 31, 2021, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”).

The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2022 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2022. Effective October 18, 2021, the Company entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provided reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		(2021/2023 Treaty)
	January 2,	July 1,	December 31,	July 1,	December 31,
	2023	2022	2021	2021	2020
	to	to	to	to	to
	June 30,	January 1,	June 30,	December 30,	June 30,
Line of Business	2023	2023	2022	2021	2021

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded (9)	None (8)	30%	30%	None (5)	None (5)
Risk retained on intial
$1,000,000 of losses (5) (7) (8) (9)	$1,000,000	$700,000	$700,000	$1,000,000	$1,000,000
Losses per occurrence
subject to quota share
reinsurance coverage	None (8)	$1,000,000	$1,000,000	None (5)	None (5)
Expiration date	(8)	January 1, 2023	January 1, 2023	NA (5)	NA (5)
Excess of loss coverage and
facultative facility
coverage (1) (7)	$8,000,000	$8,400,000	$8,400,000	$8,000,000	$8,000,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (5) (7) (8)	$8,000,000	$8,500,000	$8,500,000	$8,000,000	$8,000,000
Losses per occurrence
subject to reinsurance
coverage (5) (8)	$8,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date (8)	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022	June 30, 2021

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	(8)	10,000,000	10,000,000	None (5)	None (5)
Risk retained per catastrophe
occurrence (5) (8) (9) (10)	$10,000,000	$7,400,000	$7,400,000	$10,000,000	$10,000,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	$335,000,000	$335,000,000	$490,000,000	$490,000,000	$475,000,000
Catastrophe stub coverage for
the period from October 18,
2021 through December 31,
2021 (6)	NA	NA	NA	$5,000,000	NA
				in excess of
				$5,000,000
Reinstatement premium
protection (3) (4)	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2023.

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

(4)	For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000.

27

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

(8)

Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance will expire on January 1, 2023; reinsurance coverage in effect from January 2, 2023 through June 30, 2023 is only for excess of loss and catastrophe reinsurance treaties.

(9)	For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

(10)	Plus losses in excess of catastrophe coverage.

	Treaty Year
	July 1, 2022	July 1, 2021	July 1, 2020
	to	to	to
Line of Business	June 30, 2023	June 30, 2022	June 30, 2021

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2023	June 30, 2022	June 30, 2021

Commercial Lines (1):
General liability commercial policies
Quota share treaty			None
Risk retained			$750,000
Excess of loss coverage above risk retained			$3,750,000
			in excess of
			$750,000
Total reinsurance coverage per occurrence			$3,750,000
Losses per occurrence subject to reinsurance coverage			$4,500,000

Commercial Umbrella
Quota share treaty			None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2021/2023 Treaty for the three months and six months ended June 30, 2022 based on a fixed provisional commission rate at which provisional ceding commissions will be earned. There was no quota share treaty in effect during the three months and six months ended June 30, 2021. The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increases when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decreases when the estimated ultimate loss ratio increases.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Provisional ceding commissions earned	$4,692,931	$49,589	$9,234,464	$95,088
Contingent ceding commissions earned	22,656	(3,848)	162,519	(50,412)
	$4,715,587	$45,741	$9,396,983	$44,676

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of June 30, 2022 and December 31, 2021, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,718,000 and $2,881,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in the Federal Home Loan Bank of New York (“FHLBNY”). KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At June 30, 2022 and December 31, 2021, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. KICO is currently able to borrow on an overnight basis. If KICO has collateral, the maximum allowable advance as of June 30, 2022 was approximately $12,438,000. Advances are limited to 85% of the amount of available collateral, which as of June 30, 2022 and December 31, 2021 was $-0-. There have been no borrowings under this facility since KICO became a member of FHLBNY. See Note 13 – Subsequent Events for additional information regarding KICO’s pledged collateral.

Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of debt as of June 30, 2022 and December 31, 2021 is as follows:

	June 30,	December 31,
	2022	2021

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(16,221)	(32,442)
Issuance costs	(71,898)	(143,767)
Debt, net	$29,911,881	$29,823,791

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

Due to the Make Whole Call, management intends to retire the Notes at or close to the scheduled maturity date in December 2022. Management plans to refinance the Notes with a new issue of debt of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the current issue. In connection therewith, the Company has engaged an investment banker to serve as exclusive placement agent for a proposed offering by the Company of its securities (including debt, equity and/or preferred securities). The engagement letter indicates that the offering would be of such size as to generate proceeds to the Company of no less than $30,000,000. Subject to regulatory requirements, the Company also plans to use dividends paid to it by KICO, its insurance subsidiary, to repay the Notes. As of June 30, 2022, KICO had negative unassigned surplus and was not permitted to pay the Company any dividends without prior regulatory approval. Further, the Company plans to use available invested assets and cash to repay the Notes. As of June 30, 2022, invested assets and cash of Kingstone was approximately $2,780,000.

The Company used an aggregate $28,256,335 of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds was used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $851,266 and $854,272 for the six months ended June 30, 2022 and 2021, respectively. The Company announced on August 11, 2022 that its Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on September 15, 2022 to stockholders of record as of August 31, 2022 (see Note 13 - Subsequent Events).

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

The results of operations for the three months ended June 30, 2022 and 2021 include stock-based compensation expense for stock options totaling approximately $2,000 and $14,000, respectively. The results of operations for the six months ended June 30, 2022 and 2021 include stock-based compensation expense for stock options totaling approximately $8,000 and $29,000, respectively. Stock-based compensation expense related to stock options for the three months and six months ended June 30, 2022 and 2021 is net of estimated forfeitures of approximately 18% and 16%, respectively. Such amounts have been included in the condensed consolidated statements of operations and comprehensive (loss) income within other operating expenses.

No options were granted during the six months ended June 30, 2022. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the six months ended June 30, 2022 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2022	107,201	$8.31	2.92	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	$-	$-

Outstanding at June 30, 2022	107,201	$8.31	2.43	$-

Vested and Exercisable at June 30, 2022	94,701	$8.26	2.46	$-

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $3.94 closing price of the Company’s Common Stock on June 30, 2022. No options were exercised, forfeited or expired during the six months ended June 30, 2022. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

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

As of June 30, 2022, the estimated fair value of unamortized compensation cost related to unvested stock option awards was approximately $2,000. Unamortized compensation cost as of June 30, 2022 is expected to be recognized over a remaining weighted-average vesting period of 0.24 years.

As of June 30, 2022, there were 352,066 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for six months ended June 30, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2022	535,410	$7.01	$3,753,224

Granted	98,456	$5.53	$544,503
Vested	(234,219)	$7.32	$(1,715,220)
Forfeited	(9,748)	$-	$-

Balance at June 30, 2022	389,899	$6.91	$2,582,506

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended June 30, 2022 and 2021, stock-based compensation for these grants was approximately $479,000 and $472,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income. For the six months ended June 30, 2022 and 2021, stock-based compensation for these grants was approximately $998,000 and $952,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

The ESPP currently provides for an offering period from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”). For the three months ended June 30, 2022 and 2021, stock-based compensation under the 2021/2022 Offering was approximately $5,000 and $-0-, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2022 and 2021, stock-based compensation under the 2021/2022 Offering was approximately $11,000 and $-0-, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2022	2021

Deferred tax asset:
Net operating loss carryovers (1)	$3,689,538	$1,112,318
Claims reserve discount	1,140,458	1,186,789
Unearned premium	3,391,201	3,246,364
Deferred ceding commission revenue	2,049,461	2,047,187
Net unrealized losses on securities	3,002,462	-
Other	1,057,762	1,220,898
Total deferred tax assets	14,330,882	8,813,556

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,625,447	4,670,187
Intangibles	105,000	105,000
Depreciation and amortization	1,496,800	1,046,817
Net unrealized gains on securities	-	2,039,756
Total deferred tax liabilities	6,986,790	8,621,303

Net deferred income tax asset	$7,344,092	$192,253

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	June 30,	December 31,
Type of NOL	2022	2021	Expiration

Federal only, NOL from 2022 and 2021	$3,689,538	$1,112,318
NOL carried back	-	-
Federal only, NOL from 2022 and 2021	3,689,538	1,112,318	None

State only (A)	2,166,732	2,099,239	December 2027 -December 2042
Valuation allowance	(2,166,732)	(2,099,239)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$3,689,538	$1,112,318

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2022 and December 31, 2021 was approximately $33,334,000 and $32,296,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive (loss) income within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2042.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2022 and 2021. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2018 through December 31, 2020 remain subject to examination.

Note 10 – (Loss) Earnings Per Common Share

Basic net (loss) earnings per common share is computed by dividing loss available to common shareholders by the weighted-average number of shares of Common Stock outstanding. Diluted loss per common share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options as well as non-vested restricted stock awards. The computation of diluted loss per common share excludes those options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented.

The computation of diluted loss per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months and six months ended June 30, 2022 and 2021, no options were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted (loss) earnings per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021

Weighted average number of shares outstanding	10,644,578	10,670,831	10,637,553	10,673,550

Effect of dilutive securities, common share equivalents:
Stock options	-	-	-	-
Restricted stock awards	-	175,893	-	136,374

Weighted average number of shares outstanding,
used for computing diluted (loss) earnings per share	10,644,578	10,846,724	10,637,553	10,809,924

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended	Six months ended
Lease cost	June 30, 2022	June 30, 2022
Operating lease	$41,342	$89,810
Short-term leases	-	-
Total lease cost (1) (2)	$41,342	$89,810

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$47,483	$100,486
Discount rate	5.50%	5.50%
Remaing lease term in years
KICO	1.75 years	1.75 years
Cosi	-	-

(1)	Included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of June 30, 2022:

For the Year
Ending
December 31,	Total
Remainder of 2022	$94,967
2023	194,919
2024	49,145
Total undiscounted lease payments	339,031
Less: present value adjustment	36,909
Operating lease liability (1)	$302,122

(1)	The operating lease liability is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Rent expense for the three months ended June 30, 2022 and 2021 amounted to $41,342 and $58,988, respectively. Rent expense for the six months ended June 30, 2022 and 2021 amounted to $89,810 and $117,977, respectively. Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income within other underwriting expenses.

Employment Agreements

Barry Goldstein, President, Chief Executive Officer and Executive Chairman of the Board

Employment Agreement effective as of January 1, 2020

On October 14, 2019, the Company and Barry B. Goldstein, the Company’s President, Chief Executive Officer and Executive Chairman of the Board, entered into a Second Amended and Restated Employment Agreement (the “Second Amended Goldstein Employment Agreement”). The Second Amended Goldstein Employment Agreement became effective as of January 1, 2020 and expires on December 31, 2022. The Second Amended Goldstein Employment Agreement extends the expiration date of the employment agreement in effect for Mr. Goldstein from December 31, 2021 to December 31, 2022.

Pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 6% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary. In addition, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein was entitled to receive a long-term compensation (“LTC”) award of between $945,000 and $2,835,000 based on a specified minimum increase in the Company’s adjusted book value per share (as defined in the Second Amended Goldstein Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Pursuant to the Third Amended Goldstein Employment Agreement (discussed below), Mr. Goldstein relinquished the right to receive the LTC. Pursuant to the Second Amended Goldstein Employment Agreement, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason (each as defined in the Second Amended Goldstein Employment Agreement), Mr. Goldstein would be entitled to receive his base salary and the 6% bonus for the remainder of the term. In addition, in the event of Mr. Goldstein’s death, his estate would be entitled to receive his base salary and accrued bonus through the date of death. Further, in the event that Mr. Goldstein’s employment is terminated by the Company without cause or he resigns for good reason, or, in the event of the termination of Mr. Goldstein’s employment due to disability or death, Mr. Goldstein’s granted but unvested restricted stock awards will vest. Mr. Goldstein would be entitled, under certain circumstances, to a payment equal to 3.82 times his then annual salary and his accrued 6% bonus in the event of the termination of his employment within eighteen months following a change of control of the Company.

Pursuant to the Second Amended Goldstein Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431 shares of restricted stock under the terms of the Company’s 2014 Plan determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-sixth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates. Also pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of 230,769 shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-fourth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates. Further, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received in 2020, 2021, and 2022 a grant, under the terms of the 2014 Plan of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. This grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-sixth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates. In January 2021, Mr. Goldstein was granted 21,000 shares of restricted stock pursuant to this provision. This grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-fourth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates. In January 2022, Mr. Goldstein was granted 27,300 shares of restricted stock pursuant to this provision. This grant will vest with respect to one-half of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates. Pursuant to the 2014 Plan, Mr. Goldstein’s unvested restricted stock awards will vest in the event of a change in control of the Company.

Employment Agreement effective as of January 1, 2023

On June 27, 2022, the Company and Mr. Goldstein entered into a third amended and restated employment agreement which takes effect as of January 1, 2023, and expires on December 31, 2024 (the “Third Amended Goldstein Employment Agreement”).

Pursuant to the Third Amended Goldstein Employment Agreement, Mr. Goldstein is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of our consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times his base salary. Pursuant to the Third Amended Goldstein Employment Agreement, Mr. Goldstein would be entitled to receive, under certain circumstances, a payment equal to 1.5 times his then annual base salary and his accrued bonus in the event of the termination of his employment within eighteen months following a change of control of the Company.

Meryl Golden, Chief Operating Officer

Employment Agreement effective as of January 1, 2021

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

Pursuant to the Golden Employment Agreement, Ms. Golden is entitled to receive an annual salary of $500,000. The Golden Employment Agreement also provides for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted vest in four equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first, second, and third anniversaries of the grant date, subject to the terms of the stock option agreement between the Company and Ms. Golden. Pursuant to the Golden Employment Agreement, as amended, in each of January 2021 and January 2022, Ms. Golden was granted 30,000 shares of restricted Common Stock pursuant to the 2014 Plan. Each such grant will vest in three equal installments on each of the first, second and third anniversaries of the grant date. Pursuant to the 2014 Plan, Ms. Golden’s outstanding stock options and restricted stock awards will vest in the event of a change in control of the Company.

Employment Agreement effective as of January 1, 2023

On June 27, 2022, the Company and Ms. Golden entered into a second amended and restated employment agreement which takes effect as of January 1, 2023, and expires on December 31, 2024 (the “Second Amended Golden Employment Agreement”).

Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive a grant, under the terms of the 2014 Plan, during each of January 2023 and January 2024, under certain circumstances, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s common stock on the date of grant. The 2023 grant will vest with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024, based on the continued provision of services through such dates. The 2024 grant will vest on December 31, 2024, based on the continued provision of services through such date. In the event that we are precluded from making a grant in 2023 or 2024, then instead Ms. Golden shall be entitled to receive a cash bonus of $136,500 for such year. Further, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change of control of the Company.

COVID-19

The outbreak of the coronavirus, also known as "COVID-19", has spread across the globe and is impacting worldwide economic activity. Conditions surrounding the coronavirus including the emergence of new strains continue to rapidly evolve and government authorities have implemented emergency measures to mitigate the spread of the virus. The outbreak and the related mitigation measures have had and will continue to have a material adverse impact on global economic conditions as well as on the Company’s business activities. Although the impact has been manageable thus far, the extent to which COVID-19 may impact the Company's business activities will depend on future developments, such as the ultimate geographic spread of the disease, the duration of the outbreak, travel restrictions, business disruptions, and the effectiveness of actions taken in the United States and other countries to contain, prevent and treat the disease. These events are highly uncertain and, as such, the Company cannot determine their financial impact at this time. No adjustments have been made to the amounts reported in these condensed consolidated financial statements as a result of this matter.

Note 12 – Employee Benefit Plans

Employee Bonus Plan

For the six months ended June 30, 2022 and year ended December 31, 2021 the Company did not accrue for, or pay, bonuses related to the employee bonus plan.

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $74,000 of expense for the three months ended June 30, 2022 and 2021, related to the 401(k) Plan. The Company incurred approximately $136,000 and $130,000, respectively, of expense for the six months ended June 30, 2022 and 2021, related to the 401(k) Plan, which is recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive (loss) income.

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of June 30, 2022 and December 31, 2021 amounted to $1,019,958 and $907,914, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the six months ended June 30, 2022 and 2021.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2022 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Reinsurance

Effective July 1, 2022, the Company entered into new excess of loss and catastrophe reinsurance treaties (see Note 6 – Property and Casualty Insurance Activity - “Reinsurance”).

Kroll Bond Rating Agency

On July 22, 2022, KICO’s Kroll Bond Rating Agency (“KBRA”) financial strength rating was reduced from “A-“ to “BBB+” and the Company’s KBRA issuer rating and the long-term credit rating of the Company’s $30.0 million 5.5% senior unsecured notes due in 2022 were reduced from “BBB” to “BB+”. The outlook of the credit ratings has been revised from stable to negative. Subsequently, at the request of the Company, KBRA withdrew all ratings for KICO and the Company.

A.M. Best

On July 28, 2022, KICO’s A.M. Best financial strength rating was downgraded from B+ (Good) to B (Fair) and its long-term issuer credit rating (“Long-Term ICR”) was downgraded from “bbb-” (Good) to “bb” (Fair). Concurrently, A.M. Best also downgraded the Company’s Long-Term ICR from “bb-” (Fair) to “b-” (Marginal). Also downgraded was the A. M. Best long-term issue credit rating on the Company’s $30.0 million 5.50% senior unsecured notes due 2022 from “bb-” (Fair) to “ccc+” (Weak). The outlook of the credit ratings were revised from stable to negative. Concurrently, A.M. Best’s public rating for the Company was withdrawn.

Non-binding Indication of Interest

On August 5, 2022, Griffin Highline Capital LLC (“Griffin Highline”) filed Amendment No. 3 to Schedule 13D with the SEC which indicates that, following substantial completion of Griffin Highline’s due diligence and after discussions with the management of the Company, Griffin Highline submitted a final non-binding indication of interest to the Company’s Board of Directors proposing a transaction whereby an entity formed by Griffin Highline would acquire all of the outstanding equity of the Company. Following delivery of the non-binding proposal, the Company agreed to extend the period of exclusivity with Griffin Highline under its previously executed exclusivity agreement for a limited time period to further pursue the proposal.

Dividends Declared

On August 11, 2022, the Company announced that its Board of Directors approved a quarterly dividend of $0.04 per share payable in cash on September 15, 2022 to stockholders of record as of the close of business on August 31, 2022 (see Note 8 – Stockholders’ Equity).

Federal Home Loan Bank

On August 10, 2022, KICO transferred and pledged ten FNMA bonds to the FHLBNY. As of August 8, 2022 the book value of these bonds is $15,144,568 and their fair value is $13,567,331. KICO will have a credit facility with respect to the transferred bonds and the maximum advance KICO will be able to receive is approximately $12,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months and six months ended June 30, 2022, respectively, 79.8% and 80.2% of KICO’s direct written premiums came from the New York policies.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of June 30, 2022 and December 31, 2021, there were no commercial liability policies in-force. As of June 30, 2022, these expired policies represent approximately 18.6% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

Non-binding Indication of Interest

 On May 4, 2022, our Board of Directors received a preliminary non-binding indication of interest from Griffin Highline Capital LLC (“Griffin Highline”) with regard to an acquisition of all of the outstanding equity of our company. On August 5, 2022, Griffin Highline filed Amendment No. 3 to Schedule 13D with the SEC which indicates that, following substantial completion of Griffin Highline’s due diligence and after discussions with management of our company, Griffin Highline submitted a final non-binding indication of interest to our Board of Directors proposing a transaction whereby an entity formed by Griffin Highline would acquire all of the outstanding equity of our company. Following delivery of the non-binding proposal, we agreed to extend the period of exclusivity with Griffin Highline under its previously executed exclusivity agreement for a limited time period to further pursue the proposal. TigerRisk Capital Markets & Advisory has been engaged to advise our Board of Directors regarding strategic transactions. Our Board of Directors will carefully review the proposal to determine the course of action that it believes is in the best interest of our company and all of our stockholders. Due to the uncertainty as to the consummation of a transaction of the type sought by Griffin Highline, nothing in this Quarterly Report, including the financial statements comprising a portion hereof, include any adjustments to reflect the possible effects of the consummation of such a transaction.

Consolidated Results of Operations

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

                The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2022	2021	Change	Percent
Revenues
Direct written premiums	$92,762	$82,745	$10,017	12.1%
Assumed written premiums	-	-	-	na %
	92,762	82,745	10,017	12.1%
Ceded written premiums
Ceded to quota share treaties (1)	21,949	236	21,713	9,200.4%
Ceded to excess of loss treaties	1,743	1,059	684	64.6%
Ceded to catastrophe treaties	14,126	13,336	790	5.9%
Total ceded written premiums	37,818	14,631	23,187	158.5%

Net written premiums	54,944	68,114	(13,170)	(19.3)%

Change in unearned premiums
Direct and assumed	(393)	1,937	(2,330)	120.3%
Ceded to quota share treaties (1)	25	(25)	50	na %
Change in net unearned premiums	(368)	1,912	(2,280)	119.2%

Premiums earned
Direct and assumed	92,369	84,681	7,688	9.1%
Ceded to reinsurance treaties	(37,794)	(14,655)	(23,139)	(157.9)%
Net premiums earned	54,575	70,026	(15,451)	(22.1)%

Ceding commission revenue (1)	9,397	45	9,352	na %
Net investment income	1,993	3,461	(1,468)	(42.4)%
Net (losses) gains on investments	(8,916)	5,276	(14,192)	na %
Other income	480	296	184	62.2%
Total revenues	57,530	79,104	(21,575)	(27.3)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	52,832	44,096	8,736	19.8%
Losses from catastrophes (2)	7,032	106	6,926	6,534.0%
Total direct and assumed loss and loss adjustment expenses	59,864	44,202	15,662	35.4%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	14,367	882	13,485	1,528.9%
Losses from catastrophes (2)	3,901	-	3,901	na %
Total ceded loss and loss adjustment expenses	18,268	882	17,386	1,971.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	38,465	43,214	(4,749)	(11.0)%
Losses from catastrophes (2)	3,132	106	3,026	2,854.7%
Net loss and loss adjustment expenses	41,597	43,320	(1,723)	(4.0)%

Commission expense	16,832	16,509	323	2.0%
Other underwriting expenses	13,441	13,160	281	2.1%
Other operating expenses	1,548	2,286	(738)	(32.3)%
Depreciation and amortization	1,647	1,660	(13)	(0.8)%
Interest expense	913	913	-	-%
Total expenses	75,978	77,848	(1,870)	(2.4)%

(Loss) income before taxes	(18,448)	1,256	(19,704)	na %
Income tax (benefit) expense	(3,871)	244	(4,115)	na %
Net (loss) income	$(14,577)	$1,012	$(15,589)	na %

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.
(2)

The six months ended June 30, 2022 and 2021 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2022	2021	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	76.2%	61.9%	14.3	23.1%
Net underwriting expense ratio	37.4%	41.9%	(4.5)	(10.7)%
Net combined ratio	113.6%	103.8%	9.8	9.4%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2022 (“Six Months 2022”) were $92,762,000 compared to $82,745,000 during the six months ended June 30, 2021 (“Six Months 2021”). The increase of $10,017,000, or 12.1%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Six Months 2022 were $86,955,000, an increase of $8,347,000, or 10.6%, from $78,608,000 in Six Months 2021. The increase in premiums from our personal lines business was primarily due to rate increases, and, to a lesser extent, an increase in policies in force. Direct written premiums from our livery physical damage business for Six Months 2022 were $5,727,000, an increase of $1,704,000, or 42.3%, from $4,023,000 in Six Months 2021. The increase in livery physical damage direct written premiums was due to the declining effect of the COVID-19 pandemic in our geographic area.

                Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Core business were $74,382,000 in Six Months 2022 compared to $66,531,000 in Six Months 2021. Direct written premiums from our Expansion business were $18,380,000 in Six Months 2022 compared to $16,214,000 in Six Months 2021.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). There was no quota share reinsurance treaty in effect in Six Months 2021. Net written premiums decreased $13,170,000, or 19.3%, to $54,944,000 in Six Months 2022 from $68,114,000 in Six Months 2021. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Six Months 2022, our premiums ceded under quota share treaties increased by $23,187,000 in comparison to ceded premiums in Six Months 2021 (see table above). Our personal lines business was subject to the 2021/2023 Treaty in Six Months 2022, compared to no personal lines quota share treaty in Six Months 2021.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Six Months 2022, our ceded excess of loss reinsurance premiums increased by $684,000 over the comparable ceded premiums for Six Months 2021. The increase was due to an increase in subject premiums and additional coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Six Months 2022, our premiums ceded under catastrophe treaties increased by $790,000 over the comparable ceded premiums in Six Months 2021. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through June 30, 2022, our ceded catastrophe premiums were paid based on the total insured value of our risks as of August 31, 2021. Effective July 1, 2022, and continuing through June 30, 2023, our ceded catastrophe premiums will be paid based on the total insured value of our risks as of August 31, 2022.

Net premiums earned

Net premiums earned decreased $15,451,000, or 22.1%, to $54,575,000 in Six Months 2022 from $70,026,000 in Six Months 2021. The decrease was due to the inception of the 2021/2023 Treaty on December 31, 2021. The decrease resulting from the 2021/2023 Treaty in Six Months 2022 was partially offset by an increase in direct written premium.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2022	2021	Change	Percent

Provisional ceding commissions earned	$9,234	$95	$9,139	9,620.0%
Contingent ceding commissions earned	163	(50)	213	n/a%

Total ceding commission revenue	$9,397	$45	$9,352	20,782.2%

Ceding commission revenue was $9,397,000 in Six Months 2022 compared to $45,000 in Six Months 2021. The increase of $9,352,000 was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Six Months 2022 we earned provisional ceding commissions from personal lines earned premiums ceded under the 2021/2023 Treaty which was effective as of December 31, 2021. There was no personal lines quota share in effect in Six Months 2021.

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

Net Investment Income

Net investment income was $1,993,000 in Six Months 2022 compared to $3,461,000 in Six Months 2021, a decrease of $1,468,000, or 42.4%. The decrease in investment income is attributable to a $766,000 reversal of prior years’ estimated accrued interest income stemming from an error in third party investment reporting. The decline of investment income is also attributable to the disposal of income bearing equity securities. The average yield on invested assets was 3.51% as of June 30, 2022 compared to 3.45% as of June 30, 2021.

Cash and invested assets were $193,784,000 as of June 30, 2022 compared to $234,100,000 as of June 30, 2021. The $40,316,000 decrease in cash and invested assets was primarily attributable to cash paid to reinsurers at the inception of the 2021/2023 Treaty, losses paid in connection with catastrophe losses incurred in 2021 and 2022 and unrealized losses on our investment portfolio.

Net Gains and Losses on Investments

Net losses on investments were $8,916,000 in Six Months 2022 compared to net gains of $5,276,000 in Six Months 2021. Unrealized losses on our equity securities and other investments in Six Months 2022 were $8,705,000, compared to net gains of $3,431,000 in Six Months 2021. Realized losses on sales of investments were $210,900 in Six Months 2022 compared to realized gains of $1,844,000 in Six Months 2021.

Other Income

                Other income was $480,000 in Six Months 2022 compared to $296,000 in Six Months 2021, an increase of $184,000, or 62.2%.

Net Loss and LAE

Net loss and LAE was $41,597,000 for Six Months 2022 compared to $43,320,000 for Six Months 2021. The net loss ratio was 76.2% in Six Months 2022 compared to 61.9% in Six Months 2021, an increase of 14.3 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

 For Six Months 2022, the loss ratio was higher than Six Months 2021 due to water damage property claims, which were primarily driven by winter-related water damage claims resulting from freezing temperature.

The estimated net catastrophe losses were $3,132,000 for Six Months 2022, which contributed 5.7 points to the loss ratio. This is mostly driven by two winter events in the first quarter. There were also five minor wind catastrophe events during Six Months 2022, but the impact was not significant. As a comparison, catastrophe events had a loss ratio impact of only 0.2 point for Six Months 2021 due to a very mild winter season last year.

Prior years in total have unfavorable development of $270,000 for Six Months 2022, driven by large fire losses, which occurred in 2021. This contributed 0.5 point to the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $16,832,000 in Six Months 2022 or 18.2% of direct earned premiums. Commission expense was $16,509,000 in Six Months 2021 or 19.5% of direct earned premiums. The increase of $323,000 was primarily due to an increase in direct earned premiums of $7,688,000 to $92,369,000 offset in part by a reduction of commission rate on our Select Products and the reduction to contingent commissions, which the producers now earn only if KICO has an operating profit.

 Other Underwriting Expenses

Other underwriting expenses were $13,441,000, or 14.6% of direct earned premiums, in Six Months 2022 compared to $13,160,000, or 15.5% of direct earned premiums, in Six Months 2021. The increase of $281,000, or 2.1%, was primarily due to increases in expenses related to our growth in direct earned premiums, and the reduction as a percentage of direct earned premiums is due to our continuing initiative to reduce expenses with the use of technology.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $5,066,000 in Six Months 2022 compared to $5,079,000 in Six Months 2021. The modest decrease of $13,000, or 0.3%, compares favorably with the 12.1% increase in direct written premiums.

Our net underwriting expense ratio in Six Months 2022 was 37.4% compared to 41.9% in Six Months 2021. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended		Percentage
	June 30,		Point Changes
	2022	2021
Other underwriting expenses
Employment costs	9.3%	7.3%	2.0
Underwriting fees (inspections/surveys)	1.8	1.4	0.4
IT expenses	4.2	3.1	1.1
Profesional fees	1.6	1.4	0.2
Other expenses	7.7	5.5	2.2
Total other underwriting expenses	24.6	18.7	5.9

Commission expense	30.8	23.6	7.2

Ceding commission revenue
Provisional	(16.9)	(0.1)	(16.8)
Contingent	(0.3)	0.1	(0.4)
Total ceding commission revenue	(17.2)	-	(17.2)

Other income	(0.9)	(0.4)	(0.5)

Net underwriting expense ratio	37.4%	41.9%	(4.5)

(Components may not sum to totals due to rounding)

The overall 17.2 percentage point increase in the benefit from ceding commissions in Six Months 2022 was driven by the increase in provisional ceding commission revenue due to the inception of the 2021/2023 Treaty on December 31, 2021. The components of our net underwriting expense ratio related to other underwriting expenses and commissions increased due to a higher percentage of our direct earned premiums in Six Months 2022 being ceded due to the inception of the 2021/2023 Treaty.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,548,000 for Six Months 2022 compared to $2,286,000 for Six Months 2021. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Six months ended
	June 30,
($ in thousands)	2022	2021	Change	Percent

Other operating expenses
Employement costs	$(96)	$597	$(692)	na%
Bonuses	-	-	-	na
Equity compensation	1,016	981	35	3.6
Professional	147	157	(10)	(6.4)
Directors fees	164	164	-	-
Insurance	77	120	(43)	(35.8)
Other expenses	240	267	(28)	(10.4)
Total other operating expenses	$1,548	$2,286	$(738)	(32.3)%

(Components may not sum to totals due to rounding)

The decrease in Six Months 2022 of $738,000, or 32.3%, as compared to Six Months 2021 was primarily due to a decrease in employment costs. The decrease in employment costs was due to staff reductions and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $1,647,000 in Six Months 2022 compared to $1,660,000 in Six Months 2021. The decrease of $13,000, or 0.8%, in depreciation and amortization was primarily due to assets previously put into service that are currently being utilized and being fully depreciated. In the last quarter of 2021, due to the extended useful life of assets related to our system platforms, Management determined that such systems, currently put into service, should be depreciated over five years reflecting their expected useful lives as compared to the previous three years.

Interest Expense

Interest expense was $913,000 for both Six Months 2022 and Six Months 2021. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax (Benefit) Expense

Income tax benefit in Six Months 2022 was $3,871,000, which resulted in an effective tax benefit rate of 21.0%. Income tax expense in Six Months 2021 was $244,000, which resulted in an effective tax rate of 19.4%. Loss before taxes was $18,448,000 in Six Months 2022 compared to income before taxes of $1,256,000 in Six Months 2021. The difference in effective tax rate is due to the effect of permanent differences in Six Months 2022 compared to Six Months 2021.

Net (Loss) Income

Net loss was $14,577,000 in Six Months 2022 compared to net income of $1,012,000 in Six Months 2021. The increase in net loss of $15,589,000 was due to the circumstances described above.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

                The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2022	2021	Change	Percent
Revenues
Direct written premiums	$49,778	$44,616	$5,162	11.6%
Assumed written premiums	-	-	-	na%
	49,778	44,616	5,162	11.6%
Ceded written premiums
Ceded to quota share treaties (1)	11,803	98	11,705	11,943.9%
Ceded to excess of loss treaties	886	535	351	65.6%
Ceded to catastrophe treaties	7,063	6,669	394	5.9%
Total ceded written premiums	19,752	7,302	12,450	170.5%

Net written premiums	30,026	37,314	(7,288)	(19.5)%

Change in unearned premiums
Direct and assumed	(2,786)	(1,852)	(934)	(50.4)%
Ceded to quota share treaties (1)	663	(25)	688	na%
Change in net unearned premiums	(2,123)	(1,877)	(246)	(13.1)%

Premiums earned
Direct and assumed	46,993	42,762	4,231	9.9%
Ceded to reinsurance treaties	(19,091)	(7,326)	(11,765)	(160.6)%
Net premiums earned	27,902	35,436	(7,534)	(21.3)%

Ceding commission revenue (1)	4,716	46	4,670	na%
Net investment income	634	1,678	(1,044)	(62.2)%
Net (losses) gains on investments	(4,517)	2,315	(6,832)	na%
Other income	245	125	120	96.0%
Total revenues	28,979	39,600	(10,621)	(26.8)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,323	20,940	5,383	25.7%
Losses from catastrophes (2)	195	(123)	318	na%
Total direct and assumed loss and loss adjustment expenses	26,519	20,817	5,701	27.4%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	7,780	58	7,722	13,313.8%
Losses from catastrophes (2)	83	-	83	na%
Total ceded loss and loss adjustment expenses	7,863	58	7,805	13,456.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	18,544	20,882	(2,338)	(11.2)%
Losses from catastrophes (2)	112	(123)	235	na%
Net loss and loss adjustment expenses	18,656	20,759	(2,103)	(10.1)%

Commission expense	8,481	8,286	195	2.4%
Other underwriting expenses	6,625	6,693	(68)	(1.0)%
Other operating expenses	666	933	(267)	(28.6)%
Depreciation and amortization	877	837	40	4.8%
Interest expense	457	457	-	-%
Total expenses	35,762	37,965	(2,203)	(5.8)%

(Loss) income before taxes	(6,782)	1,635	(8,418)	na%
Income tax (benefit) expense	(1,403)	312	(1,715)	na%
Net (loss) income	$(5,380)	$1,323	$(6,703)	na%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.
(2)

The three months ended June 30, 2022 and 2021 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2022	2021	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	66.9%	58.6%	8.3	14.2%
Net underwriting expense ratio	36.4%	41.8%	(5.4)	(12.9)%
Net combined ratio	103.3%	100.4%	2.9	2.9%

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2022 (“Three Months 2022”) were $49,778,000 compared to $44,616,000 during the three months ended June 30, 2021 (“Three Months 2021”). The increase of $5,162,000, or 11.6%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Three Months 2022 were $46,792,000, an increase of $4,342,000, or 10.2%, from $42,450,000 in Three Months 2021. The increase in premiums from our personal lines business was primarily due to rate increases, and, to a lesser extent, an increase in policies in force. Direct written premiums from our livery physical damage business for Three Months 2022 were $2,954,000, an increase of $835,000, or 39.4%, from $2,119,000 in Three Months 2021. The increase in livery physical damage direct written premiums was due to the declining effect of the COVID-19 pandemic in our geographic area.

                Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Core business were $39,734,000 in Three Months 2022 compared to $35,614,000 in Three Months 2021. Direct written premiums from our Expansion business were $10,044,000 in Three Months 2022 compared to $9,002,000 in Three Months 2021.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). There was no quota share reinsurance treaty in effect in Three Months 2021. Net written premiums decreased $7,288,000, or 19.5%, to $30,026,000 in Three Months 2022 from $37,314,000 in Three Months 2021. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Three Months 2022, our premiums ceded under quota share treaties increased by $12,450,000 in comparison to ceded premiums in Three Months 2021 (see table above). Our personal lines business was subject to the 2021/2023 Treaty in Three Months 2022, compared to no personal lines quota share treaty in Three Months 2021.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2022, our ceded excess of loss reinsurance premiums increased by $351,000 over the comparable ceded premiums for Three Months 2021. The increase was due to an increase in subject premiums and additional coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2022, our premiums ceded under catastrophe treaties increased by $394,000 over the comparable ceded premiums in Three Months 2021. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through June 30, 2022, our ceded catastrophe premiums were paid based on the total insured value of our risks as of August 31, 2021. Effective July 1, 2022, and continuing through June 30, 2023, our ceded catastrophe premiums will be paid based on the total insured value of our risks as of August 31, 2022.

Net premiums earned

Net premiums earned decreased $7,534,000, or 21.3%, to $27,902,000 in Three Months 2022 from $35,436,000 in Three Months 2021. The decrease was due to the inception of the 2021/2023 Treaty on December 31, 2021. The decrease resulting from the 2021/2023 Treaty in Three Months 2022 was partially offset by an increase in direct written premium.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2022	2021	Change	Percent

Provisional ceding commissions earned	$4,693	$50	$4,643	9,286.0%
Contingent ceding commissions earned	23	(4)	27	n/a %

Total ceding commission revenue	$4,716	$46	$4,670	10,152.2%

Ceding commission revenue was $4,716,000 in Three Months 2022 compared to $46,000 in Three Months 2021. The increase of $4,670,000 was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

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

Net Investment Income

Net investment income was $634,000 in Three Months 2022 compared to $1,678,000 in Three Months 2021, a decrease of $1,044,000, or 62.2%. The decrease in investment income is attributable to a $766,000 reversal of prior years’ estimated accrued interest income stemming from an error in third party investment reporting. The decline of investment income is also attributable to the disposal of income bearing equity securities. The average yield on invested assets was 3.51% as of June 30, 2022 compared to 3.45% as of June 30, 2021.

Cash and invested assets were $193,784,000 as of June 30, 2022 compared to $234,100,000 as of June 30, 2021 The $40,316,000 decrease in cash and invested assets was primarily attributable to cash paid to reinsurers at the inception of the 2021/2023 Treaty, losses paid in connection with catastrophe losses incurred in 2021 and 2022, and unrealized losses on our investment portfolio.

Net Gains and Losses on Investments

Net losses on investments were $4,517,000 in Three Months 2022 compared to net gains of $2,315,000 in Three Months 2021. Unrealized losses on our equity securities and other investments in Three Months 2022 were $4,229,000, compared to net gains of $1,598,000 in Three Months 2021. Realized losses on sales of investments were $289,000 in Three Months 2022 compared to realized gains of $717,000 in Three Months 2021.

Other Income

                Other income was $245,000 in Three Months 2022 compared to $125,000 in Three Months 2021, an increase of $120,000, or 96.0%.

Net Loss and LAE

Net loss and LAE was $18,656,000 for Three Months 2022 compared to $20,759,000 for Three Months 2021. The net loss ratio was 66.9% in Three Months 2022 compared to 58.6% in Three Months 2021, an increase of 8.3 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

For Three Months 2022, the loss ratio was higher than Three Months 2021 mainly due to water damage property claims and fire severity. Although the water experience for Three Months 2022 was a bit worse than historical average, it is reasonably within the historical range. For fire losses, there were more large loss activities during Three Months 2022, but the year-to-date experience has been in line with the past.

The impact of catastrophe losses was low for Three Months 2022. There were only three minor wind events classified as a catastrophe for Three Months 2022. There was also favorable development on catastrophe losses occurring for Three Months 2022. The estimated total net catastrophe losses were $112,000, which contributed 0.4 point to the loss ratio. This compares to a -0.3 point impact from catastrophe events from the corresponding period from prior year, which also had minimal catastrophe activities.

Prior years in total have unfavorable development of $274,000 for Three Months 2022, driven by an emergence of large fire losses, which occurred in 2021.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

                Commission expense increased $195,000 to $8,481,000, or 18.0% of direct earned premiums, in Three Months 2022. The increase was due to an increase in direct earned premiums of $4,231,000 to $46,993,000, offset in part by a reduction in the commission rate on our Select Products and the reduction in contingent commissions, which producers now earn only if KICO has an underwriting profit.

Other Underwriting Expenses

Other underwriting expenses were $6,625,000, or 14.1% of direct earned premiums, in Three Months 2022 compared to $6,693,000, or 15.7% of direct earned premiums, in Three Months 2021. The decrease of $68,000, or 1.0%, was primarily due to decreases in professional fees and state insurance department fees, partially offset by increases in expenses related to our growth in direct earned premiums and our continuing initiative to reduce expenses with the use of technology.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,518,000 in Three Months 2022 compared to $2,540,000 in Three Months 2021. The modest decrease of $22,000, or 0.9%, compares favorably with the 11.6% increase in direct written premiums.

Our net underwriting expense ratio in Three Months 2022 was 36.4% compared to 41.8% in Three Months 2021. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended		Percentage
	June 30,		Point Change
	2022	2021
Other underwriting expenses

Employment costs	9.0%	7.2%	1.8
Underwriting fees (inspections/surveys)	1.7	1.4	0.3
IT expenses	4.2	3.1	1.1
Profesional fees	1.3	1.4	(0.1)
Other expenses	7.6	5.8	1.8
Total other underwriting expenses	23.8	18.9	4.9

Commission expense	30.4	23.4	7.0

Ceding commission revenue
Provisional	(16.8)	(0.1)	(16.7)
Contingent	(0.1)	-	(0.1)
Total ceding commission revenue	(16.9)	(0.1)	(16.8)

Other income	(0.9)	(0.4)	(0.5)

Net underwriting expense ratio	36.4%	41.8%	(5.4)

The overall 16.8 percentage point increase in the benefit from ceding commissions in Three Months 2022 was driven by the increase in provisional ceding commission revenue due to the inception of the 2021/2023 Treaty on December 31, 2021. The components of our net underwriting expense ratio related to other underwriting expenses and commissions increased due to a higher percentage of our direct earned premiums in Three Months 2022 being ceded due to the inception of the 2021/2023 Treaty.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $666,000 for Three Months 2022 compared to $933,000 for Three Months 2021. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended
	June 30,
($ in thousands)	2022	2021	Change	Percent

Other operating expenses
Employement costs	$(101)	$153	$(254)	na %
Bonuses	-	-	-	na
Equity compensation	486	486	-	-
Professional	97	46	51	110.9
Directors fees	82	82	-	-
Insurance	37	44	(7)	(15.9)
Other expenses	65	122	(57)	(46.4)
Total other operating expenses	$666	$933	$(267)	(28.6)%

(Components may not sum to totals due to rounding)

The decrease in Three Months 2022 of $267,000, or 28.6%, as compared to Three Months 2021 was primarily due to a decrease in employment costs. The decrease in employment costs was due to staff reductions and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $877,000 in Three Months 2022 compared to $837,000 in Three Months 2021. The decrease of $40,000, or 4.8%, in depreciation and amortization was primarily due to assets previously put into service that are currently being utilized and being fully depreciated. In the last quarter of 2021, due to the extended useful life of assets related to our system platforms, Management determined that such systems, currently put into service, should be depreciated over five years reflecting their expected useful lives as compared to the previous three years.

Interest Expense

Interest expense was $457,000 for both Three Months 2022 and Three Months 2021. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax (Benefit) Expense

Income tax benefit in Three Months 2022 was $1,403,000, which resulted in an effective tax benefit rate of 20.7%. Income tax expense in Three Months 2021 was $312,000, which resulted in an effective tax rate of 19.1%. Loss before taxes was $6,782,000 in Three Months 2022 compared to income before taxes of $1,635,000 in Three Months 2021. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2022 compared to Three Months 2021.

Net (Loss) Income

Net loss was $5,380,000 in Three Months 2022 compared to net income of $1,323,000 in Three Months 2021. The increase in net loss of $6,703,000 was due to the circumstances described above.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Gross premiums written:
Personal lines(3)	$46,792,267	$42,449,870	$86,955,416	$78,608,363
Livery physical damage	2,953,588	2,119,436	5,726,868	4,023,428
Other(1)	32,608	46,719	80,076	113,826
Total without commercial lines	49,778,463	44,616,025	92,762,360	82,745,617
Commercial lines (in run-off effective July 2019)(2)	-	(381)	-	(856)
Total gross premiums written	$49,778,463	$44,615,644	$92,762,360	$82,744,761

Net premiums written:
Personal lines(3)	$27,048,585	$35,149,321	$49,159,250	$63,979,133
Livery physical damage	2,953,588	2,119,436	5,726,868	4,023,428
Other(1)	23,607	45,903	57,850	112,184
Total without commercial lines	30,025,780	37,314,660	54,943,968	68,114,745
Commercial lines (in run-off effective July 2019)(2)	-	(381)	-	(856)
Total net premiums written	$30,025,780	$37,314,279	$54,943,968	$68,113,889

Net premiums earned:
Personal lines(3)	$25,178,854	$33,573,620	$49,339,070	$66,338,707
Livery physical damage	2,687,273	1,804,543	5,161,838	3,569,819
Other(1)	35,941	58,644	74,540	117,974
Total without commercial lines	27,902,068	35,436,807	54,575,448	70,026,500
Commercial lines (in run-off effective July 2019)(2)	-	(381)	-	(856)
Total net premiums earned	$27,902,068	$35,436,426	$54,575,448	$70,025,644

Net loss and loss adjustment expenses(4):
Personal lines	$16,356,939	$18,638,287	$36,783,580	$39,394,940
Livery physical damage	1,180,223	1,015,064	2,010,792	1,702,476
Other(1)	(967)	223,472	(24,367)	253,821
Unallocated loss adjustment expenses	1,164,649	909,591	2,743,555	1,915,872
Total without commercial lines	18,700,844	20,786,414	41,513,560	43,267,109
Commercial lines (in run-off effective July 2019)(2)	(44,803)	(27,204)	83,679	52,773
Total net loss and loss adjustment expenses	$18,656,041	$20,759,210	$41,597,239	$43,319,882

Net loss ratio(4):
Personal lines	65.0%	55.5%	74.6%	59.4%
Livery physical damage	43.9%	56.3%	39.0%	47.7%
Other(1)	-2.7%	381.1%	-32.7%	215.1%
Total without commercial lines	67.0%	58.7%	76.1%	61.8%
Commercial lines (in run-off effective July 2019)(2)	na	na	na	na
Total	66.9%	58.6%	76.2%	61.9%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.

(3)	See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to change in quota share ceding rate, effective December 31, 2021.

(4)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and six months ended June 30, 2022 and 2021.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues
Net premiums earned	$27,902,068	$35,436,426	$54,575,448	$70,025,644
Ceding commission revenue	4,715,587	45,741	9,396,983	44,676
Net investment income	634,325	1,678,075	1,993,425	3,461,271
Net (losses) gains on investments	(4,379,853)	2,254,299	(8,731,597)	5,166,824
Other income	242,620	124,243	471,127	294,552
Total revenues	29,114,747	39,538,784	57,705,386	78,992,967

Expenses
Loss and loss adjustment expenses	18,656,041	20,759,210	41,597,239	43,319,882
Commission expense	8,481,031	8,285,341	16,832,117	16,509,180
Other underwriting expenses	6,624,997	6,692,920	13,440,946	13,159,962
Depreciation and amortization	867,186	804,462	1,627,201	1,593,297
Total expenses	34,629,255	36,541,933	73,497,503	74,582,321

(Loss) income from operations	(5,514,508)	2,996,851	(15,792,117)	4,410,646
Income tax (benefit) expense	(1,170,034)	569,266	(3,357,294)	820,831
Net (loss) income	$(4,344,474)	$2,427,585	$(12,434,823)	$3,589,815

Key Measures:
Net loss ratio	66.9%	58.6%	76.2%	61.9%
Net underwriting expense ratio	36.4%	41.8%	37.4%	41.9%
Net combined ratio	103.3%	100.4%	113.6%	103.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$15,106,028	$14,978,261	$30,273,063	$29,669,142
Less: Ceding commission revenue	(4,715,587)	(45,741)	(9,396,983)	(44,676)
Less: Other income	(242,620)	(124,243)	(471,127)	(294,552)
Net underwriting expenses	$10,147,821	$14,808,277	$20,404,953	$29,329,914

Net premiums earned	$27,902,068	$35,436,426	$54,575,448	$70,025,644

Net Underwriting Expense Ratio	36.4%	41.8%	37.4%	41.9%

                An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Six months ended June 30, 2022
Written premiums	$92,762,360	$-	$(37,818,392)	$54,943,968
Change in unearned premiums	(393,353)	-	24,833	(368,520)
Earned premiums	$92,369,007	$-	$(37,793,559)	$54,575,448

Loss and loss adjustment expenses excluding
the effect of catastrophes	$52,832,153	$-	$(14,366,628)	$38,465,525
Catastrophe loss	7,032,470	-	(3,900,756)	3,131,714
Loss and loss adjustment expenses	$59,864,623	$-	$(18,267,384)	$41,597,239

Loss ratio excluding the effect of catastrophes	57.2%	0.0%	38.0%	70.5%
Catastrophe loss	7.6%	0.0%	10.3%	5.7%
Loss ratio	64.8%	0.0%	48.3%	76.2%

Six months ended June 30, 2021
Written premiums	$82,744,761	$-	$(14,630,872)	$68,113,889
Change in unearned premiums	1,936,706	-	(24,951)	1,911,755
Earned premiums	$84,681,467	$-	$(14,655,823)	$70,025,644

Loss and loss adjustment expenses excluding
the effect of catastrophes	$44,096,040	$-	$(881,729)	$43,214,311
Catastrophe loss	105,571	-	-	105,571
Loss and loss adjustment expenses	$44,201,611	$-	$(881,729)	$43,319,882

Loss ratio excluding the effect of catastrophes	52.1%	0.0%	6.0%	61.8%
Catastrophe loss	0.1%	0.0%	0.0%	0.2%
Loss ratio	52.2%	0.0%	6.0%	61.9%

Three months ended June 30, 2022
Written premiums	$49,778,463	$-	$(19,752,683)	$30,025,780
Change in unearned premiums	(2,786,080)	-	662,368	(2,123,712)
Earned premiums	$46,992,383	$-	$(19,090,315)	$27,902,068

Loss and loss adjustment expenses excluding
the effect of catastrophes	$26,323,489	$-	$(7,779,738)	$18,543,751
Catastrophe loss	195,070	-	(82,780)	112,290
Loss and loss adjustment expenses	$26,518,559	$-	$(7,862,518)	$18,656,041

Loss ratio excluding the effect of catastrophes	56.0%	0.0%	40.8%	66.5%
Catastrophe loss	0.4%	0.0%	0.4%	0.4%
Loss ratio	56.4%	0.0%	41.2%	66.9%

Three months ended June 30, 2021
Written premiums	$44,615,644	$-	$(7,301,365)	$37,314,279
Change in unearned premiums	(1,852,772)	-	(25,081)	(1,877,853)
Earned premiums	$42,762,872	$-	$(7,326,446)	$35,436,426

Loss and loss adjustment expenses excluding
the effect of catastrophes	$20,940,307	$-	$(57,873)	$20,882,434
Catastrophe loss	(123,224)	-	-	(123,224)
Loss and loss adjustment expenses	$20,817,083	$-	$(57,873)	$20,759,210

Loss ratio excluding the effect of catastrophes	49.0%	0.0%	0.8%	59.0%
Catastrophe loss	-0.3%	0.0%	0.0%	-0.3%
Loss ratio	48.7%	0.0%	0.8%	58.6%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2022	2021	2022	2021

Net premiums earned	$27,902,068	$35,436,426	$54,575,448	$70,025,644
Ceding commission revenue	4,715,587	45,741	9,396,983	44,676
Other income	242,620	124,243	471,127	294,552

Loss and loss adjustment expenses (1)	18,656,041	20,759,210	41,597,239	43,319,882

Acquisition costs and other underwriting expenses:
Commission expense	8,481,031	8,285,341	16,832,117	16,509,180
Other underwriting expenses	6,624,997	6,692,920	13,440,946	13,159,962
Total acquisition costs and other
underwriting expenses	15,106,028	14,978,261	30,273,063	29,669,142

Underwriting loss	$(901,794)	$(131,061)	$(7,426,744)	$(2,624,152)

Key Measures:
Net loss ratio excluding the effect of catastrophes	66.5%	58.9%	70.5%	61.7%
Effect of catastrophe loss on net loss ratio (1)	0.4%	-0.3%	5.7%	0.2%
Net loss ratio	66.9%	58.6%	76.2%	61.9%

Net underwriting expense ratio excluding the
effect of catastrophes	36.4%	41.8%	37.4%	41.9%
Effect of catastrophe loss on net underwriting
expense ratio	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	36.4%	41.8%	37.4%	41.9%

Net combined ratio excluding the effect
of catastrophes	102.9%	100.7%	107.9%	103.6%
Effect of catastrophe loss on net combined
ratio (1)	0.4%	-0.3%	5.7%	0.2%
Net combined ratio	103.3%	100.4%	113.6%	103.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$15,106,028	$14,978,261	$30,273,063	$29,669,142
Less: Ceding commission revenue	(4,715,587)	(45,741)	(9,396,983)	(44,676)
Less: Other income	(242,620)	(124,243)	(471,127)	(294,552)
	$10,147,821	$14,808,277	$20,404,953	$29,329,914

Net earned premium	$27,902,068	$35,436,426	$54,575,448	$70,025,644

Net Underwriting Expense Ratio	36.4%	41.8%	37.4%	41.9%

(1)

For the three months ended June 30, 2022 and 2021, includes the sum of net catastrophe losses and loss adjustment expenses of $112,290 and $(123,224), respectively. For the six months ended June 30, 2022 and 2021, includes the sum of net catastrophe losses and loss adjustment expenses of $3,131,714 and $105,571, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of June 30, 2022 and December 31, 2021:

	June 30, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Political subdivisions of States,
Territories and Possessions	$17,218,274	$-	$(3,020,486)	$-	$14,197,788	10.0%

Corporate and other bonds
Industrial and miscellaneous	84,235,861	9,782	(6,562,506)	-	77,683,137	54.9%

Residential mortgage and other
asset backed securities	55,228,980	114,844	(5,387,294)	(339,668)	49,616,862	35.1%
Total fixed-maturity securities	$156,683,115	$124,626	$(14,970,286)	$(339,668)	$141,497,787	100.0%

	December 31, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Political subdivisions of States,
Territories and Possessions	$17,236,750	$246,748	$(197,984)	$-	$17,285,514	10.9%

Corporate and other bonds
Industrial and miscellaneous	80,534,769	2,603,411	(126,926)	-	83,011,254	52.5%

Residential mortgage and other
asset backed securities	58,036,959	355,985	(489,258)	(120,344)	57,783,342	36.6%
Total fixed-maturity securities	$155,808,478	$3,206,144	$(814,168)	$(120,344)	$158,080,110	100.0%

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$18,430,554	$175,745	$(3,347,910)	$15,258,389	58.5%
Common stocks and exchange
traded funds	11,808,966	392,745	(1,395,555)	10,806,156	41.5%
Total	$30,239,520	$568,490	$(4,743,465)	$26,064,545	100.0%

	December 31, 2021
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901	57.6%
Common stocks and exchange
traded funds	15,451,160	1,573,653	(179,712)	16,845,101	42.4%
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of June 30, 2022 and December 31, 2021:

	June 30, 2022			December 31, 2021
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$3,999,381	$1,254,201	$5,253,582	$3,999,381	$3,562,034	$7,561,415

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022
						% of
	Cost or	Gross	Gross Unrealized Losses		Estimated	Estimated
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,410	$86,141	$(10,175)	$-	$1,304,376	18.9%

Political subdivisions of States,
Territories and Possessions	498,378	4,637	-	-	503,015	7.3%

Exchange traded debt	304,111	-	(29,111)	-	275,000	4.0%

Corporate and other bonds
Industrial and miscellaneous	5,737,319	39,429	(945,603)	-	4,831,145	69.9%
Total	$7,768,218	$130,207	$(984,889)	$-	$6,913,536	100.0%

	December 31, 2021
						% of
	Cost or	Gross	Gross Unrealized Losses		Estimated	Estimated
	Amortized	Unrealized	Less than 12	More than 12	Fair	Fair
Category	Cost	Gains	Months	Months	Value	Value

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	10.7%

Political subdivisions of States,
Territories and Possessions	998,239	22,856	-	-	1,021,095	11.7%

Exchange traded debt	304,111	85	(13,921)		290,275	3.3%

Corporate and other bonds
Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	74.3%
Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2022 and December 31, 2021 is shown below:

	June 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$459,032	$497,110	$994,712	$1,008,180
One to five years	1,246,206	1,246,690	1,205,829	1,290,465
Five to ten years	1,519,749	1,370,950	1,513,942	1,648,808
More than 10 years	4,543,231	3,798,786	4,551,851	4,805,706
Total	$7,768,218	$6,913,536	$8,266,334	$8,753,159

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2022 and December 31, 2021 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	June 30, 2022		December 31, 2021
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$-	0.0%	$-	0.0%

Corporate and municipal bonds
AAA	2,471,838	1.7%	1,321,809	0.8%
AA	11,076,880	7.8%	11,532,572	7.3%
A	34,119,838	24.1%	38,272,571	24.2%
BBB+	16,901,741	11.9%	17,936,359	11.3%
BBB	23,676,363	16.7%	25,161,776	15.9%
BBB-	1,926,040	1.4%	4,193,401	2.7%
Total corporate and municipal bonds	90,172,700	63.6%	98,418,488	62.2%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	18,165,288	12.8%	17,350,192	11.0%
AA	25,008,366	17.7%	34,241,907	21.7%
A	7,023,595	5.0%	6,306,161	4.0%
BBB	21,608	0.0%	24,254	0.0%
CCC	520,237	0.4%	664,628	0.4%
CC	115,309	0.1%	125,412	0.1%
D	63,629	0.0%	55,306	0.0%
Non rated	407,055	0.3%	893,762	0.6%
Total residential mortgage backed, asset backed,
and other collateralized obligations	51,325,087	36.3%	59,661,622	37.8%

Total	$141,497,787	99.9%	$158,080,110	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2022 and December 31, 2021:

Category	June 30, 2022	December 31, 2021
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	3.26%	3.06%

Political subdivisions of States,
Territories and Possessions	3.35%	2.77%

Corporate and other bonds
Industrial and miscellaneous	3.38%	3.23%

Residential mortgage backed securities	2.74%	2.77%

Total	3.16%	2.92%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Weighted average effective maturity	7.0	8.0

Weighted average final maturity	15.5	13.8

Effective duration	5.5	5.1

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2022 and December 31, 2021, 62% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of
States, Territories and
Possessions	14,197,788	(3,020,486)	14	-	-	-	14,197,788	(3,020,486)

Corporate and other
bonds industrial and
miscellaneous	76,672,772	(6,562,506)	92	-	-	-	76,672,772	(6,562,506)

Residential mortgage and
other asset backed securities	45,843,567	(5,387,294)	37	2,724,188	(339,668)	3	48,567,755	(5,726,962)

Total fixed-maturity
securities	$136,714,127	$(14,970,286)	143	$2,724,188	$(339,668)	3	$139,438,315	$(15,309,954)

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

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

There were 146 securities at June 30, 2022 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 48 securities at December 31, 2021 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the six months ended June 30, 2022, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the six months ended June 30, 2022, KICO paid dividends of $1,500,000 to us.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. KICO currently does not have any securities pledged to FHLBNY; as such, there were no borrowings under this facility during the six months ended June 30, 2022 and 2021. On August 10, 2022, KICO transferred and pledged ten FNMA bonds to the FHLBNY. As of August 8, 2022 the book value of these bonds is $15,144,568 and their fair value is $13,567,331. KICO will have a credit facility with respect to the transferred bonds and the maximum advance KICO will be able to receive is approximately $12,000,000

On December 19, 2017, we issued $30 million of our 5.50% Senior Unsecured Notes due December 30, 2022. As of June 30, 2022, invested assets and cash in our holding company was approximately $2,780,000. If the aforementioned sources of cash flow currently available are insufficient to cover our holding company debt service and other cash requirements, we will seek to obtain additional financing. See Notes 2 and 7 to our Condensed Consolidated Financial Statements included in this Quarterly Report for a discussion of our plans in this regard.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six months ended June 30,	2022	2021

Cash flows (used in) provided by:
Operating activities	$(13,716,630)	$14,364,315
Investing activities	3,857,225	11,307,718
Financing activities	(1,231,065)	(2,076,028)
Net (decrease) increase in cash and cash equivalents	(11,090,470)	23,596,005
Cash and cash equivalents, beginning of period	24,290,598	19,463,742
Cash and cash equivalents, end of period	$13,200,128	$43,059,747

Net cash used in operating activities was $13,717,000 in Six Months 2022 as compared to $14,364,000 provided by operating activities in Six Months 2021. The $28,081,000 decrease in cash flows provided by operating activities in Six Months 2022 was primarily the result of a decrease in cash arising from net fluctuations in operating assets and liabilities, partially offset by net loss (adjusted for non-cash items) of $5,394,000. The increase in cash used in operating activities is also attributable to the payment of $13,245,000 to reinsurers in Six Months 2022 pursuant to the inception of our quota share reinsurance treaty, effective December 31, 2021. In addition, the increase of reinsurance recoverables by $14,360,000 also contributed to the increase in cash used during Six Months 2022. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash provided by investing activities was $3,857,000 in Six Months 2022 compared to $11,308,000 provided by investing activities in Six Months 2021. The $7,451,000 decrease in net cash provided by investing activities was the result of a $10,598,000 decrease in disposals of invested assets and a $345,000 increase in the acquisition of property and equipment in Six Months 2022.

Net cash used in financing activities was $1,231,000 in Six Months 2022 compared to $2,076,000 used in Six Months 2021. The $845,000 decrease in net cash used in financing activities was attributable to the purchase of treasury stock of $1,040,000 in Six Months 2021 partially offset by an increase in withholding taxes paid on the vesting of restricted stock awards in Six Months 2022 compared to Six Months 2021.

Reinsurance

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”).

Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2022 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2022. Effective October 18, 2021, we entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provides reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		(2021/2023 Treaty)
	January 2,	July 1,	December 31,	July 1,	December 31,
	2023	2022	2021	2021	2020
	to	to	to	to	to
	June 30,	January 1,	June 30,	December 30,	June 30,
Line of Business	2023	2023	2022	2021	2021

Personal Lines:
Homeowners, dwelling fire and
and canine legal liability
Quota share treaty:
Percent ceded (9)	None (8)	30%	30%	None (5)	None (5)
Risk retained on intial
$1,000,000 of losses (5) (7) (8) (9)	$1,000,000	$700,000	$700,000	$1,000,000	$1,000,000
Losses per occurrence
subject to quota share
reinsurance coverage	None (8)	$1,000,000	$1,000,000	None (5)	None (5)
Expiration date	(8)	January 1, 2023	January 1, 2023	NA (5)	NA (5)
Excess of loss coverage and
facultative facility
coverage (1) (7)	$8,000,000	$8,400,000	$8,400,000	$8,000,000	$8,000,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$1,000,000	$1,000,000
Total reinsurance coverage
per occurrence (5) (7) (8)	$8,000,000	$8,500,000	$8,500,000	$8,000,000	$8,000,000
Losses per occurrence
subject to reinsurance
coverage (5) (8)	$8,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date (8)	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022	June 30, 2021

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty	(8)	10,000,000	10,000,000	None (5)	None (5)
Risk retained per catastrophe
occurrence (5) (8) (9) (10)	$10,000,000	$7,400,000	$7,400,000	$10,000,000	$10,000,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	$335,000,000	$335,000,000	$490,000,000	$490,000,000	$475,000,000
Catastrophe stub coverage for
the period from October 18,
2021 through December 31,
2021 (6)	NA	NA	NA	$5,000,000	NA
				in excess of
				$5,000,000
Reinstatement premium
protection (3) (4)	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2023.

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

(4)	For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000.

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

(8)

Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance will expire on January 1, 2023; reinsurance coverage in effect from January 2, 2023 through June 30, 2023 is only for excess of loss and catastrophe reinsurance treaties.

(9)	For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

(10)	Plus losses in excess of catastrophe coverage.

	Treaty Year
	July 1, 2022	July 1, 2021	July 1, 2020
	to	to	to
Line of Business	June 30, 2023	June 30, 2022	June 30, 2021

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2023	June 30, 2022	June 30, 2021

Commercial Lines (1):
General liability commercial policies
Quota share treaty			None
Risk retained			$750,000
Excess of loss coverage above risk retained			$3,750,000
			in excess of
			$750,000
Total reinsurance coverage per occurrence			$3,750,000
Losses per occurrence subject to reinsurance coverage			$4,500,000

Commercial Umbrella
Quota share treaty			None

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Six Months 2022 included elevated economic inflation, which resulted in a significant increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities, which lowered our stockholders’ equity materially for Six Months 2022. The higher economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our profitability.

Off-Balance Sheet Arrangements

                We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Outlook

                The COVID-19 pandemic caused significant financial market volatility, economic uncertainty, and interruptions to normal business activities. As of the date of this report, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity, capital position, the value of investments we hold in our investment portfolio, premiums and the demand for our products and our ability to collect premiums or requirement to return premiums to our policyholders will ultimately be impacted. For additional information on the risks posed by COVID-19, see “The impact of COVID-19 and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part I, Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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

KINGSTONE COMPANIES, INC.

Dated: August 15, 2022	By:	/s/ Barry B. Goldstein
Barry B. Goldstein Chief Executive Officer

Dated: August 15, 2022	By:	/s/ Richard Swartz
Richard Swartz Principal Financial Officer

