Form 10-Q
period 2022-09-30
KINGSTONE COMPANIES, INC.
filed 2022-11-14
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 10,684,499 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2022 (Unaudited) and 2021 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2022 (Unaudited) and 2021 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 (Unaudited) and 2021 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	76
Item 4 —	Controls and Procedures	76

PART II — OTHER INFORMATION		77
Item 1 —	Legal Proceedings	77
Item 1A —	Risk Factors	77
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	77
Item 3 —	Defaults Upon Senior Securities	77
Item 4 —	Mine Safety Disclosures	77
Item 5 —	Other Information	77
Item 6 —	Exhibits	78
Signatures		79

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $6,611,858 at September 30, 2022 and $8,753,159 at December 31, 2021)	$7,767,183	$8,266,334
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $165,534,467 at September 30, 2022 and $155,808,478 at December 31, 2021)	145,305,707	158,080,110
Equity securities, at fair value (cost of $26,776,016 at September 30, 2022 and $37,470,669 at December 31, 2021)	21,468,446	39,687,002
Other investments	2,576,272	7,561,415
Total investments	177,117,608	213,594,861
Cash and cash equivalents	15,111,206	24,290,598
Premiums receivable, net	12,891,464	12,318,336
Reinsurance receivables, net	59,365,937	40,292,438
Deferred policy acquisition costs	23,205,684	22,238,987
Intangible assets	500,000	500,000
Property and equipment, net	10,161,507	9,291,597
Deferred income taxes, net	8,856,948	192,253
Other assets	8,497,592	8,593,205
Total assets	$315,707,946	$331,312,275

Liabilities
Loss and loss adjustment expense reserves	$106,928,898	$94,948,745
Unearned premiums	103,789,380	97,759,607
Advance premiums	6,627,275	2,693,466
Reinsurance balances payable	11,475,247	12,961,568
Deferred ceding commission revenue	10,320,370	9,748,508
Accounts payable, accrued expenses and other liabilities	7,740,737	7,704,396
Debt, net	29,955,926	29,823,791
Total liabilities	276,837,833	255,640,081

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 12,117,081 shares at September 30, 2022 and 11,955,660 shares at December 31, 2021; outstanding 10,645,675 shares at September 30, 2022 and 10,484,254 shares at December 31, 2021	121,171	119,557
Capital in excess of par	73,290,935	72,467,483
Accumulated other comprehensive (loss) income	(15,978,570)	1,796,739
(Accumulated deficit) retained earnings	(12,995,942)	6,855,896
	44,437,594	81,239,675
Treasury stock, at cost, 1,471,406 shares at September 30, 2022 and December 31, 2021	(5,567,481)	(5,567,481)
Total stockholders' equity	38,870,113	75,672,194

Total liabilities and stockholders' equity	$315,707,946	$331,312,275

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Net premiums earned	$29,360,976	$36,803,251	$83,936,424	$106,828,895
Ceding commission revenue	4,886,094	(7,276)	14,283,077	37,400
Net investment income	1,418,521	1,676,596	3,411,946	5,137,867
Net (losses) gains on investments	(397,658)	204,534	(9,313,436)	5,480,202
Other income	269,702	280,869	750,169	577,261
Total revenues	35,537,635	38,957,974	93,068,180	118,061,625

Expenses
Loss and loss adjustment expenses	22,027,516	35,740,235	63,624,755	79,060,117
Commission expense	8,702,190	8,201,935	25,534,307	24,711,115
Other underwriting expenses	7,276,101	6,562,743	20,717,047	19,722,705
Other operating expenses	809,597	855,499	2,357,367	3,141,077
Depreciation and amortization	824,975	820,091	2,472,348	2,480,085
Interest expense	456,545	456,545	1,369,635	1,369,635
Total expenses	40,096,924	52,637,048	116,075,459	130,484,734

Loss from operations before taxes	(4,559,289)	(13,679,074)	(23,007,279)	(12,423,109)
Income tax benefit	(561,668)	(3,060,809)	(4,432,507)	(2,817,108)
Net loss	(3,997,621)	(10,618,265)	(18,574,772)	(9,606,001)

Other comprehensive loss, net of tax
Gross change in unrealized losses
on available-for-sale-securities	(5,047,679)	(829,298)	(22,556,319)	(3,578,413)

Reclassification adjustment for losses (gains)
included in net loss	4,247	(335,668)	55,927	(1,071,439)
Net change in unrealized losses	(5,043,432)	(1,164,966)	(22,500,392)	(4,649,852)
Income tax benefit related to items
of other comprehensive loss	1,059,120	244,643	4,725,083	976,470
Other comprehensive loss, net of tax	(3,984,312)	(920,323)	(17,775,309)	(3,673,382)

Comprehensive loss	$(7,981,933)	$(11,538,588)	$(36,350,081)	$(13,279,383)

Loss per common share:
Basic	$(0.38)	$(1.01)	$(1.75)	$(0.90)
Diluted	$(0.38)	$(1.01)	$(1.75)	$(0.90)

Weighted average common shares outstanding
Basic	10,645,675	10,523,515	10,640,290	10,622,988
Diluted	10,645,675	10,523,515	10,640,290	10,622,988

Dividends declared and paid per common share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2022 and 2021

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, July 1, 2021	-	$-	11,944,220	$119,442	$71,567,797	$7,127,003	$16,086,337	1,383,077	$(4,935,933)	$89,964,646
Stock-based compensation	-	-	-	-	466,658	-	-	-	-	466,658
Vesting of restricted stock awards	-	-	4,907	49	(49)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(1,508)	(15)	(9,371)	-	-	-	-	(9,386)
Acquisition of treasury stock	-	-	-	-	-	-	-	88,329	(631,548)	(631,548)
Dividends	-	-	-	-	-	-	(420,525)	-	-	(420,525)
Net loss	-	-	-	-	-	-	(10,618,265)	-	-	(10,618,265)
Change in unrealized losses on available-	-	-	-	-	-	-	-	-	-
for-sale securities, net of tax	-	-	-	-	-	(920,323)	-	-	-	(920,323)
Balance, September 30, 2021	-	$-	11,947,619	$119,476	$72,025,035	$6,206,680	$5,047,547	1,471,406	$(5,567,481)	$77,831,257

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, July 1, 2022	-	$-	12,117,081	$121,171	$73,102,513	$(11,994,258)	$(8,572,521)	1,471,406	$(5,567,481)	$47,089,424
Stock-based compensation	-	-	-	-	188,422	-	-	-	-	188,422
Vesting of restricted stock awards	-	-	-	-	-	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	(425,800)	-	-	(425,800)
Net loss	-	-	-	-	-	-	(3,997,621)	-	-	(3,997,621)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(3,984,312)	-	-	-	(3,984,312)
Balance, September 30, 2022	-	$-	12,117,081	$121,171	$73,290,935	$(15,978,570)	$(12,995,942)	1,471,406	$(5,567,481)	$38,870,113

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2022 and 2021

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Retained	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Earnings	Shares	Amount	Total
Balance, January 1, 2021	-	$-	11,871,307	$118,713	$70,769,165	$9,880,062	$15,928,345	1,254,492	$(3,895,883)	$92,800,402
Stock-based compensation	-	-	-	-	1,447,725	-	-	-	-	1,447,725
Vesting of restricted stock awards	-	-	104,030	1,040	(1,040)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(27,718)	(277)	(190,815)	-	-	-	-	(191,092)
Acquisition of treasury stock	-	-	-	-	-	-	-	216,914	(1,671,598)	(1,671,598)
Dividends	-	-	-	-	-	-	(1,274,797)	-	-	(1,274,797)
Net loss	-	-	-	-	-	-	(9,606,001)	-	-	(9,606,001)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(3,673,382)	-	-	-	(3,673,382)
Balance, September 30, 2021	-	$-	11,947,619	$119,476	$72,025,035	$6,206,680	$5,047,547	1,471,406	$(5,567,481)	$77,831,257

						Accumulated	Retained
					Capital	Other	Earnings
	Preferred Stock		Common Stock		in Excess	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Deficit)	Shares	Amount	Total
Balance, January 1, 2022	-	$-	11,955,660	$119,557	$72,467,483	$1,796,739	$6,855,896	1,471,406	$(5,567,481)	$75,672,194
Stock-based compensation	-	-	-	-	1,204,865	-	-	-	-	1,204,865
Vesting of restricted stock awards	-	-	234,219	2,342	(2,342)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(72,798)	(728)	(379,071)	-	-	-	-	(379,799)
Dividends	-	-	-	-	-	-	(1,277,066)	-	-	(1,277,066)
Net loss	-	-	-	-	-	-	(18,574,772)	-	-	(18,574,772)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(17,775,309)	-	-	-	(17,775,309)
Balance, September 30, 2022	-	$-	12,117,081	$121,171	$73,290,935	$(15,978,570)	$(12,995,942)	1,471,406	$(5,567,481)	$38,870,113

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2022	2021

Cash flows from operating activities:
Net loss	$(18,574,772)	$(9,606,001)
Adjustments to reconcile net loss to net cash flows
(used in) provided by operating activities:
Net gains on investments	(599,773)	(2,793,522)
Net unrealized losses (gains) on equity investments	7,549,640	(592,397)
Net unrealized losses (gains) on other investments	2,363,568	(2,094,283)
Depreciation and amortization	2,472,348	2,480,085
Bad debt expense	43,365	150,024
Amortization of bond premium, net	922,257	165,413
Amortization of discount and issuance costs on debt	132,135	132,135
Stock-based compensation	1,204,865	1,447,725
Deferred income tax benefit	(3,939,612)	(2,642,595)
Decrease (increase) in operating assets:
Premiums receivable, net	(616,493)	360,296
Reinsurance receivables, net	(19,073,499)	22,498,715
Deferred policy acquisition costs	(966,697)	(1,119,401)
Other assets	95,613	(406,756)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	11,980,153	18,242,890
Unearned premiums	6,029,773	2,644,506
Advance premiums	3,933,809	2,665,160
Reinsurance balances payable	(1,486,321)	(2,713,643)
Deferred ceding commission revenue	571,862	(5,673)
Accounts payable, accrued expenses and other liabilities	36,341	267,109
Net cash flows (used in) provided by operating activities	(7,921,438)	29,079,787

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(498,711)	(3,175,686)
Purchase - fixed-maturity securities available-for-sale	(24,874,443)	(32,753,786)
Purchase - equity securities	(637,897)	(17,834,076)
Purchase - other investments	-	(2,000,000)
Redemption - fixed-maturity securities held-to-maturity	1,000,000	1,312,500
Sale and maturity - fixed-maturity securities available-for-sale	14,213,435	33,335,036
Sale - equity securities	11,962,513	14,507,384
Sale - real estate partnership	-	233,798
Redemption - other investments	2,576,272	-
Acquisition of property and equipment	(3,342,258)	(2,923,124)
Net cash flows provided by (used in) investing activities	398,911	(9,297,954)

Cash flows from financing activities:
Withholding taxes paid on vested retricted stock awards	(379,799)	(191,092)
Purchase of treasury stock	-	(1,671,598)
Dividends paid	(1,277,066)	(1,274,797)
Net cash flows used in financing activities	(1,656,865)	(3,137,487)

(Decrease) increase in cash and cash equivalents	$(9,179,392)	$16,644,346
Cash and cash equivalents, beginning of period	24,290,598	19,463,742
Cash and cash equivalents, end of period	$15,111,206	$36,108,088

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$825,000	$825,000

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone"), through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company,over 80% of KICO’s direct written premiums for both the three months and nine months ended September 30, 2022, came from the New York policies.  Kingstone, through its wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, accesses alternate forms of distribution outside of the independent agent and broker network, through which KICO currently distributes its various products. Kingstone and its wholly-owned subsidiaries are collectively referred to as the “Company”.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2022. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2022 may not be indicative of the results that may be expected for the year ending December 31, 2022.

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

Kingstone’s $30,000,000 5.5% Senior Unsecured Notes (the “Notes”) mature on December 30, 2022. The Company’s continuation as a going concern is dependent on its ability to obtain financing to satisfy the Notes at maturity unless agreements are entered into with the holders of a substantial principal amount of the Notes to extend the maturity date of the Notes or exchange the Notes for new debt and/or equity securities of Kingstone (see “Management’s Plan Related to Going Concern” below).  Management believes that KICO’s insurance operations would be able to continue in the event that the required financing by Kingstone is not obtained and agreements with the holders of the Notes are not entered into.

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

Management’s Plan Related to Going Concern

In order to continue as a going concern, Kingstone will need to refinance the Notes that become  due on December 30, 2022, either through (a) new debt or equity financing at Kingstone that will provide the funds necessary, together with available cash, to pay the Notes in full at maturity, (b) Kingstone entering into arrangements with holders of the Notes to exchange their Notes for new debt and/or equity securities of Kingstone  or (c) a combination of (a) and (b). No assurance can be given that Kingstone will be successful in this regard.  Management has been exploring and continues to explore a number of financing and other options and has engaged investment bankers to assist it in pursuing such options.  Subject to regulatory requirements, Kingstone can also receive dividends and/or loans from its insurance subsidiary, KICO, that could be utilized to repay a portion of the Notes.  As of September 30, 2022, the maximum distribution that KICO could pay to Kingstone without prior regulatory approval was approximately $3.0 million. Subsequent to September 30, 2022, Kingstone received a $3.0 million distribution from KICO. In addition, subsequent to September 30, 2022, Kingstone received a loan from KICO of $6.45 million without the need for prior regulatory approval and also received a Federal income tax refund of approximately $1.5 million. With the foregoing proceeds, together with liquid investments and available cash, Kingstone currently has total funds of approximately $12.0 million.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above, which the Company believes is probable, but there can be no assurance in this regard.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,946,032	$930	$(123)	$-	$9,946,839	$807

Political subdivisions of States, Territories and Possessions	17,117,473	-	(3,250,196)	(590,936)	13,276,341	(3,841,132)

Corporate and other bonds
Industrial and miscellaneous	84,163,055	-	(9,154,182)	(269,694)	74,739,179	(9,423,876)

Residential mortgage and other asset backed securities (1)	54,307,907	68,159	(4,333,707)	(2,699,011)	47,343,348	(6,964,559)
Total fixed-maturity securities	$165,534,467	$69,089	$(16,738,208)	$(3,559,641)	$145,305,707	$(20,228,760)

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2022, the estimated fair value of the eligible investments was approximately $12,393,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2022 there was no outstanding balance on the FHLBNY credit line.

	December 31, 2021
	Cost or	Gross	Gross Unrealized Losses			Net
	Amortized	Unrealized	Less than 12	More than 12	Estimated Fair	Unrealized Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$17,236,750	$246,748	$(197,984)	$-	$17,285,514	$48,764

Corporate and other bonds
Industrial and miscellaneous	80,534,769	2,603,411	(126,926)	-	83,011,254	2,476,485

Residential mortgage and other asset backed securities	58,036,959	355,985	(489,258)	(120,344)	57,783,342	(253,617)
Total fixed-maturity securities	$155,808,478	$3,206,144	$(814,168)	$(120,344)	$158,080,110	$2,271,632

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of  September 30, 2022 and December 31, 2021 is shown below:

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$14,852,441	$14,824,136	$1,153,099	$1,156,636
One to five years	44,959,185	42,305,309	43,007,110	44,914,759
Five to ten years	30,271,976	24,680,308	26,808,853	27,332,581
More than 10 years	21,142,958	16,152,606	26,802,457	26,892,792
Residential mortgage and other asset backed securities	54,307,907	47,343,348	58,036,959	57,783,342
Total	$165,534,467	$145,305,707	$155,808,478	$158,080,110

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$16,047,207	$-	$(3,488,481)	$12,558,726
Common stocks, mutual funds, and exchange traded funds	10,728,809	103,902	(1,922,991)	8,909,720
Total	$26,776,016	$103,902	$(5,411,472)	$21,468,446

	December 31, 2021
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901
Common stocks, mutual funds, and exchange traded funds	15,451,160	1,573,653	(179,712)	16,845,101
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022			December 31, 2021
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$589,232	$2,576,272	$3,999,381	$3,562,034	$7,561,415

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,485	$73,468	$(36,802)	$-	$1,265,151	$36,666

Political subdivisions of States, Territories and Possessions	498,508	-	(1,498)	-	497,010	(1,498)

Exchange traded debt	304,111	-	(43,361)	-	260,750	(43,361)

Corporate and other bonds
Industrial and miscellaneous	5,736,079	35,503	(1,182,635)	-	4,588,947	(1,147,132)
Total	$7,767,183	$108,971	$(1,264,296)	$-	$6,611,858	$(1,155,325)

	December 31, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	$209,633

Political subdivisions of States, Territories and Possessions	998,239	22,856	-	-	1,021,095	22,856

Exchange traded debt	304,111	85	(13,921)		290,275	(13,836)

Corporate and other bonds
Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	268,172
Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	$486,825

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2022 and December 31, 2021 is shown below:

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$708,325	$742,533	$994,712	$1,008,180
One to five years	1,120,315	1,082,015	1,205,829	1,290,465
Five to ten years	1,399,725	1,177,545	1,513,942	1,648,808
More than 10 years	4,538,818	3,609,765	4,551,851	4,805,706
Total	$7,767,183	$6,611,858	$8,266,334	$8,753,159

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30		September 30
	2022	2021	2022	2021

Income:
Fixed-maturity securities	$1,243,177	$1,288,277	$2,841,307	$4,238,746
Equity securities	247,275	436,833	872,005	1,145,244
Cash and cash equivalents	26,630	9,636	29,796	11,194
Other investments	-	42,908	-	-
Total	1,517,082	1,777,654	3,743,108	5,395,184
Expenses:
Investment expenses	89,811	101,058	322,412	257,317
Net investment income	$1,427,271	$1,676,596	$3,420,696	$5,137,867

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $1,000,000 and $1,312,500 for the nine months ended September 30, 2022 and 2021, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $14,213,435 and $33,335,036 for the nine months ended September 30, 2022 and 2021, respectively.

Proceeds from the sale of equity securities were $11,962,513 and $14,507,384 for the nine months ended September 30, 2022 and 2021, respectively.

The Company’s net (losses) gains on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$364	$343,773	$102,774	$1,121,068
Gross realized losses	(4,620)	(8,103)	(158,701)	(49,601)
	(4,256)	335,670	(55,927)	1,071,467

Equity securities:
Gross realized gains	907,089	639,626	1,384,432	2,015,574
Gross realized losses	(92,159)	(26,031)	(728,732)	(293,519)
	814,930	613,595	655,700	1,722,055

Other Investments:
Gross realized gains	589,233	83,798	589,233	83,798
Gross realized losses	-	-	-	-
	589,233	83,798	589,233	83,798

Net realized gains	1,399,907	1,033,063	1,189,006	2,877,320

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	(1,331,675)	-	592,397
Gross losses	(1,132,596)		(7,549,640)	-
	(1,132,596)	(1,331,675)	(7,549,640)	592,397

Other Investments:
Gross gains	-	503,146	-	2,010,485
Gross losses	(664,969)	-	(2,952,802)	-
	(664,969)	503,146	(2,952,802)	2,010,485

Net unrealized (losses) gains	(1,797,565)	(828,529)	(10,502,442)	2,602,882

Net (losses) gains on investments	$(397,658)	$204,534	$(9,313,436)	$5,480,202

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

OTTI losses are recorded in the consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At September 30, 2022 and December 31, 2021, there were 155 and 48 fixed-maturity securities, respectively, that accounted for the gross unrealized losses.  The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments as of September 30, 2022 and December 31, 2021.  Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2022 as follows:

	September 30, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,975,160	$(123)	1	$-	$-	-	$5,975,160	$(123)

Political subdivisions of States, Territories and Possessions	11,461,126	(3,250,196)	12	1,815,216	(590,936)	2	13,276,342	(3,841,132)

Corporate and other bonds industrial and miscellaneous	73,921,209	(9,154,182)	93	817,970	(269,694)	1	74,739,179	(9,423,876)

Residential mortgage and other asset backed securities	27,985,270	(4,333,707)	31	18,593,599	(2,699,011)	15	46,578,869	(7,032,718)

Total fixed-maturity securities	$119,342,765	$(16,738,208)	137	$21,226,785	$(3,559,641)	18	$140,569,550	$(20,297,849)

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,946,839	$-	$-	$9,946,839

Political subdivisions of States, Territories and Possessions	-	13,276,341	-	13,276,341

Corporate and other bonds industrial and miscellaneous	74,241,809	497,370	-	74,739,179

Residential mortgage and other asset backed securities	-	47,343,348	-	47,343,348
Total fixed maturities	84,188,648	61,117,059	-	145,305,707
Equity securities	21,468,446	-	-	21,468,446
Total investments	$105,657,094	$61,117,059	$-	$166,774,153

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions	-	17,285,514	-	17,285,514

Corporate and other bonds industrial and miscellaneous	82,500,779	510,475	-	83,011,254

Residential mortgage and other asset backed securities	-	57,783,342	-	57,783,342
Total fixed maturities	82,500,779	75,579,331	-	158,080,110
Equity securities	39,687,002	-	-	39,687,002
Total investments	$122,187,781	$75,579,331	$-	$197,767,112

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of September 30, 2022 and December 31, 2021. The Company measures this investment at fair value on a recurring basis.  Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2022	December 31, 2021

Other Investments
Hedge fund	$2,576,272	$7,561,415

The hedge fund investment is generally redeemable with at least 45 days prior written notice.  The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of operations and comprehensive income (loss) within net (losses) gains on investments. As of September 30, 2022 the Company redeemed 50% of its investment in the hedge fund and recognized a realized gain of $589,233, which is recorded within net gains (losses) on investments in the condensed consolidated statements of operations and comprehensive income (loss).

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of September 30, 2022 and December 31, 2021 not measured at fair value is as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$29,601,120	$-	$29,601,120

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$28,436,019	$-	$28,436,019

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$7,767,183	$6,611,858	$8,266,334	$8,753,159
Cash and cash equivalents, Level 1	$15,111,206	$15,111,206	$24,290,598	$24,290,598
Premiums receivable, net, Level 3	$12,891,464	$12,891,464	$12,318,336	$12,318,336
Reinsurance receivables, net, Level 3	$59,365,937	$59,365,937	$40,292,438	$40,292,438
Real estate, net of accumulated depreciation, Level 3	$2,089,156	$3,025,000	$2,144,464	$3,025,000
Reinsurance balances payable, Level 3	$11,475,247	$11,475,247	$12,961,568	$12,961,568

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2022
Premiums written	$147,353,911	$-	$(58,743,773)	$88,610,138
Change in unearned premiums	(6,029,774)	-	1,356,060	(4,673,714)
Premiums earned	$141,324,137	$-	$(57,387,713)	$83,936,424

Nine months ended September 30, 2021
Premiums written	$131,609,930	$-	$(21,854,398)	$109,755,532
Change in unearned premiums	(2,911,439)	-	(15,198)	(2,926,637)
Premiums earned	$128,698,491	$-	$(21,869,596)	$106,828,895

Three months ended September 30, 2022
Premiums written	$54,591,551	$-	$(20,925,381)	$33,666,170
Change in unearned premiums	(5,636,421)	-	1,331,227	(4,305,194)
Premiums earned	$48,955,130	$-	$(19,594,154)	$29,360,976

Three months ended September 30, 2021
Premiums written	$48,865,169	$-	$(7,223,526)	$41,641,643
Change in unearned premiums	(4,848,145)	-	9,753	(4,838,392)
Premiums earned	$44,017,024	$-	$(7,213,773)	$36,803,251

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of September 30, 2022 and December 31, 2021 was $6,627,275 and $2,693,466, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Nine months ended
	September 30,
	2022	2021

Balance at beginning of period	$94,948,745	$82,801,228
Less reinsurance recoverables	(10,637,679)	(20,154,251)
Net balance, beginning of period	84,311,066	62,646,977

Incurred related to:
Current year	62,910,967	79,070,646
Prior years	713,788	(10,529)
Total incurred	63,624,755	79,060,117

Paid related to:
Current year	35,774,958	35,408,412
Prior years	26,938,462	17,586,958
Total paid	62,713,420	52,995,370

Net balance at end of period	85,222,401	88,711,724
Add reinsurance recoverables	21,706,497	12,332,394
Balance at end of period	$106,928,898	$101,044,118

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $27,230,814 and $1,220,970 for the nine months ended September 30, 2022 and 2021, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2022 and 2021 was $713,788 unfavorable and $10,529 favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2019 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of September 30, 2022, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2022 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2013 to December 31, 2021 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										September 30, 2022
	For the Years Ended December 31,									Nine Months Ended September 30,		Cumulative Number of Reported Claims by Accident
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR	Year
	(Unaudited 2013 - 2021)									(Unaudited)

2013	$10,728	$9,745	$9,424	$9,621	$10,061	$10,089	$10,607	$10,495	$10,529	$10,493	$3	1,564
2014		14,193	14,260	14,218	14,564	15,023	16,381	16,428	16,434	16,496	34	2,138
2015			22,340	21,994	22,148	22,491	23,386	23,291	23,528	23,533	239	2,559
2016				26,062	24,941	24,789	27,887	27,966	27,417	27,411	101	2,881
2017					31,605	32,169	35,304	36,160	36,532	36,553	270	3,398
2018						54,455	56,351	58,441	59,404	60,535	446	4,229
2019							75,092	72,368	71,544	71,386	3,074	4,494
2020								63,083	62,833	62,043	3,504	5,861
2021									96,425	97,038	9,236	5,779
2022										58,735	13,837	3,236
									Total	$464,223

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Nine Months Ended September 30,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited 2013 - 2021)									(Unaudited)

2013	$3,405	$5,303	$6,633	$7,591	$8,407	$9,056	$9,717	$10,016	$10,392	$10,471
2014		5,710	9,429	10,738	11,770	13,819	14,901	15,491	15,770	16,083
2015			12,295	16,181	18,266	19,984	21,067	22,104	22,318	22,462
2016				15,364	19,001	21,106	23,974	25,234	25,750	26,244
2017					16,704	24,820	28,693	31,393	32,529	32,928
2018						32,383	44,516	50,553	52,025	53,657
2019							40,933	54,897	58,055	59,933
2020								39,045	50,719	52,632
2021									56,282	75,291
2022										32,981
									Total	$382,681

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$81,542
All outstanding liabilities before 2013, net of reinsurance										264
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$81,806

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

As of
(in thousands)	September 30, 2022
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$81,806
Total reinsurance recoverable on unpaid losses	21,706
Unallocated loss adjustment expenses	3,416
Total gross liability for loss and LAE reserves	$106,929

(Components may not sum to totals due to rounding)

Reinsurance

Effective December 31, 2021, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”).

The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2022 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2022. Effective October 20, 2021, the Company entered into a stub catastrophe reinsurance treaty covering the period from October 20, 2021 through December 31, 2021. The treaty provided reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

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

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2021/2023 Treaty for the three months and nine months ended September 30, 2022 based on a fixed provisional commission rate at which provisional ceding commissions will be earned. There was no quota share treaty in effect during the three months and nine months ended September 30, 2021. The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios.  The commission rate and contingent ceding commissions earned increases when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decreases when the estimated ultimate loss ratio increases.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Provisional ceding commissions earned	$4,881,580	$40,578	$14,116,044	$135,666
Contingent ceding commissions earned	4,514	(47,854)	167,033	(98,266)
	$4,886,094	$(7,276)	$14,283,077	$37,400

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.  As of September 30, 2022 and December 31, 2021, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,714,000 and $2,881,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in the Federal Home Loan Bank of New York (“FHLBNY”).  KICO is required to maintain an investment in capital stock of FHLBNY.  Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At September 30, 2022 and December 31, 2021, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances.  Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing.  KICO is currently able to borrow on an overnight basis. The maximum allowable advance as of September 30, 2022 was approximately $12,414,000. Advances are limited to 85% of the amount of available collateral. As of September 30, 2022, the estimated fair value of available collateral was $12,393,000.  Accordingly, as of September 30, 2022, advances were limited to $10,534,000. As of December 31, 2021, there was no available collateral. There have been no borrowings under this facility since KICO became a member of FHLBNY.

Debt

On December 19, 2017, the Company issued $30 million of its 5.50% Senior Unsecured Notes due December 30, 2022 (the “Notes”) in an underwritten public offering. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of debt as of September 30, 2022 and December 31, 2021 is as follows:

	September 30,	December 31,
	2022	2021

5.50% Senior Unsecured Notes	$30,000,000	$30,000,000
Discount	(8,110)	(32,442)
Issuance costs	(35,964)	(143,767)
Debt, net	$29,955,926	$29,823,791

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

Due to the Make Whole Call, management intends to retire or otherwise satisfy the Notes at or close to the scheduled maturity date in December 2022. See Note 2 – Accounting Policies - Management’s Plan Related to Going Concern for a discussion of Kingstone’s plans with regard to the satisfaction of the Notes.

The Company used an aggregate $28,256,335 of the net proceeds from the offering to contribute capital to KICO in order to support additional growth. The remainder of the net proceeds was used for general corporate purposes. A registration statement relating to the debt issued in the offering was filed with the SEC, which became effective on November 28, 2017.

Capital Lease

On October 27, 2022 KICO entered into a sale leaseback transaction, whereby KICO sold $8,096,824 of fixed assets to a bank.  The provisions of the sale leaseback require KICO to pay a monthly payment of principal and interest totaling $126,877 for a term of 60 months commencing on October 27, 2022.  The terms of the agreement provide buyout options at the end of the 60 month term, which are as follows:

•	At the end of the lease KICO may purchase the fixed assets for a purchase price of $2,024,206, which is 25% of the original fixed asset cost of $8,096,824; or

•	KICO may renew the lease for 16 months at the same rental rate, which totals $2,030,036

A provision of the sale leaseback agreement requires KICO to pledge collateral for the lease obligation.  KICO pledged a total of $9,958,700 in United States Treasury Bills. See Note 13 - Subsequent Events.

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $1,277,066 and $1,274,797 for the nine months ended September 30, 2022 and 2021, respectively.

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

The results of operations for the three months ended September 30, 2022 and 2021 include stock-based compensation expense for stock options totaling approximately $2,000 and $14,000, respectively. The results of operations for the nine months ended September 30, 2022 and 2021 include stock-based compensation expense for stock options totaling approximately $9,000 and $43,000, respectively. Stock-based compensation expense related to stock options for the three months and nine months ended September 30, 2022 and 2021 is net of estimated forfeitures of approximately 18% and 16%, respectively. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

No options were granted during the nine months ended September 30, 2022. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the nine months ended September 30, 2022 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2022	107,201	$8.31	2.92	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-

Outstanding at September 30, 2022	107,201	$8.31	2.18	$-

Vested and Exercisable at September 30, 2022	94,701	$8.26	2.46	$-

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $2.66 closing price of the Company’s Common Stock on September 30, 2022. No options were exercised, forfeited or expired during the nine months ended September 30, 2022. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

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

As of September 30, 2022, there were no unvested options.

As of September 30, 2022, there were 364,271 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for nine months ended September 30, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2022	535,410	$7.01	$3,753,224

Granted	98,456	$5.53	$544,503
Vested	(234,219)	$7.32	$(1,715,220)
Forfeited	(17,605)	$-	$-

Balance at September 30, 2022	382,042	$6.91	$2,582,506

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended September 30, 2022 and 2021, stock-based compensation for these grants was approximately $186,000 and $452,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2022 and 2021, stock-based compensation for these grants was approximately $1,180,000 and $1,405,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”).  There is currently no offering pursuant to the ESPP subsequent to October 31, 2022. For the three months ended September 30, 2022 and 2021, stock-based compensation under the 2021/2022 Offering was approximately $5,000 and $-0-, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2022 and 2021, stock-based compensation under the 2021/2022 Offering was approximately $16,000 and $-0-, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

At the end of the 2021/2022 offering period, 33,222 shares of common stock were issued at $1.82 per share to participating employees for a total purchase of $60,464. See Note 13 - Subsequent Events.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2022	2021

Deferred tax asset:
Net operating loss carryovers (1)	$2,099,013	$1,112,318
Claims reserve discount	1,164,002	1,186,789
Unearned premium	3,607,880	3,246,364
Deferred ceding commission revenue	2,167,278	2,047,187
Net unrealized losses on securities	4,215,667	-
Other	1,530,488	1,220,898
Total deferred tax assets	14,784,328	8,813,556

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,873,194	4,670,187
Intangibles	105,000	105,000
Depreciation and amortization	189,643	1,046,817
Net unrealized gains on securities	-	2,039,756
Total deferred tax liabilities	5,927,380	8,621,303

Net deferred income tax asset	$8,856,948	$192,253

(1) The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2022	2021	Expiration

Federal only, NOL from 2022 and 2021	$2,099,013	$1,112,318
NOL carried back	-	-
Federal only, NOL from 2022 and 2021	2,099,013	1,112,318	None

State only (A)	2,227,702	2,099,239	December 2027 - December 2042
Valuation allowance	(2,227,702)	(2,099,239)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$2,099,013	$1,112,318

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2022 and December 31, 2021 was approximately $34,272,000 and $32,296,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2042.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2022 and 2021. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing.  The Company’s tax returns for the years ended December 31, 2019 through December 31, 2021 remain subject to examination.

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

The computation of diluted loss per common share excludes outstanding options in periods where the exercise of such options would be anti-dilutive. For the three months and nine months ended September 30, 2022 and 2021, no options were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted (loss) earnings per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021

Weighted average number of shares outstanding	10,645,675	10,523,515	10,640,290	10,622,988

Effect of dilutive securities, common share equivalents:
Stock options	-	-	-	-
Restricted stock awards	-	-	-	-

Weighted average number of shares outstanding, used for computing diluted (loss) earnings per share	10,645,675	10,523,515	10,640,290	10,622,988

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended	Nine months ended
Lease cost	September 30, 2022	September 30, 2022
Operating lease (1) (2)	$41,342	$131,152

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$47,483	$147,969
Discount rate	5.50%	5.50%
Remaing lease term in years
KICO	1.50 years	1.50 years

(1)	Included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses for KICO and within other operating expenses for Cosi.

The following table presents the contractual maturities of the Company’s lease liabilities as of September 30, 2022:

For the Year
Ending
December 31,	Total
Remainder of 2022	$47,483
2023	194,919
2024	49,145
Total undiscounted lease payments	291,547
Less: present value adjustment	4,191
Operating lease liability (1)	$287,356

(1)	The operating lease liability is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Rent expense for the three months ended September 30, 2022 and 2021 amounted to $41,342 and $57,459, respectively.  Rent expense for the nine months ended September 30, 2022 and 2021 amounted to $131,152 and $172,377, respectively.  Rent expense is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

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

Note 12 – Employee Benefit Plans

Employee Bonus Plan

For the nine months ended September 30, 2022 and year ended December 31, 2021 the Company did not accrue for, or pay, bonuses related to the employee bonus plan.

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution.  The Company incurred approximately $71,000 and $58,000 of expense for the three months ended September 30, 2022 and 2021, related to the 401(k) Plan.  The Company incurred approximately $207,000 and $189,000, respectively, of expense for the nine months ended September 30, 2022 and 2021, related to the 401(k) Plan, which is recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of September 30, 2022 and December 31, 2021 amounted to $1,093,136 and $907,914, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. The Company did not make any voluntary contributions for the nine months ended September 30, 2022 and 2021.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2022 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Griffin Highline

As previously reported, on August 5, 2022, Griffin Highline Capital LLC (“Griffin Highline”) filed Amendment No. 3 to Schedule 13D with the SEC which indicates that Griffin Highline submitted a final non-binding indication of interest to the Board of Directors of the Company proposing a transaction whereby an entity formed by Griffin Highline would acquire all of the outstanding equity of the Company.  Following delivery of the non-binding proposal, the Company agreed to extend the period of exclusivity with Griffin Highline under its previously executed exclusivity agreement for a limited time period to further pursue the proposal.  The period of exclusivity has expired.

Although Griffin Highline is not currently pursuing a transaction with regard to the acquisition of all of the outstanding equity of the Company, Griffin Highline and the Company are discussing a potential strategic transaction between them.  No assurance can be given that a transaction will be consummated by the Company with Griffin Highline or any third party.

Sale Leaseback and Capital Lease

On October 27, 2022 KICO entered into a sale leaseback transaction, whereby KICO sold $8,096,824 of fixed assets to a bank (see Note 7 - Debt ).

Employee Stock Purchase Plan

On October 31, 2022, the 2021/2022 offering period ended no further offering period was initiated (see Note 8 - Stockholders’ Equity).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months and nine months ended September 30, 2022, respectively, 80.5% and 80.3% of KICO’s direct written premiums came from the New York policies.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks.  In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms.  As of September 30, 2022 and December 31, 2021, there were no commercial liability policies in-force. As of September 30, 2022, these expired policies represent approximately 18.0% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

Griffin Highline

Reference is made to Note 13 – Subsequent Events - Griffin Highline to our condensed consolidated financial statements included in this Quarterly Report with regard to discussions between our company and Griffin Highline as to a potential strategic transaction.  TigerRisk Capital Markets & Advisory has been engaged to advise our Board of Directors regarding strategic transactions.  Our Board of Directors will carefully review any proposals received by our company from Griffin Highline or others to determine the course of action that it believes is in the best interest of our company and all of our stockholders. Due to the uncertainty as to the consummation of a transaction with Griffin Highline, nothing in this Quarterly Report, including the financial statements comprising a portion hereof, include any adjustments to reflect the possible effects of the consummation of such a transaction.

Consolidated Results of Operations

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

                The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2022	2021	Change	Percent
Revenues
Direct written premiums	$147,354	$131,610	$15,744	12.0%
Assumed written premiums	-	-	-	na %
	147,354	131,610	15,744	12.0%
Ceded written premiums
Ceded to quota share treaties (1)	34,868	374	34,494	9,223.0%
Ceded to excess of loss treaties	2,937	2,057	880	42.8%
Ceded to catastrophe treaties	20,939	19,423	1,516	7.8%
Total ceded written premiums	58,744	21,854	36,890	168.8%

Net written premiums	88,610	.,756	(21,146)	(19.3)%

Change in unearned premiums
Direct and assumed	(6,030)	(2,911)	(3,119)	(107.1)%
Ceded to quota share treaties (1)	1,356	(15)	1,371	na %
Change in net unearned premiums	(4,674)	(2,926)	(1,748)	(59.7)%

Premiums earned
Direct and assumed	141,324	128,698	12,626	9.8%
Ceded to reinsurance treaties	(57,388)	(21,869)	(35,519)	(162.4)%
Net premiums earned	83,936	106,829	(22,893)	(21.4)%

Ceding commission revenue (1)	14,283	37	14,246	38,502.7%
Net investment income	3,412	5,138	(1,726)	(33.6)%
Net (losses) gains on investments	(9,313)	5,480	(14,793)	na %
Other income	750	577	173	30.0%
Total revenues	93,068	118,062	(24,993)	(21.2)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	83,346	67,634	15,712	23.2%
Losses from catastrophes (2)	7,510	12,647	(5,137)	(40.6)%
Total direct and assumed loss and loss adjustment expenses	90,856	80,281	10,575	13.2%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	23,187	860	22,327	2,596.2%
Losses from catastrophes (2)	4,044	360	3,684	1,023.3%
Total ceded loss and loss adjustment expenses	27,231	1,221	26,011	2,130.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	60,159	66,773	(6,614)	(9.9)%
Losses from catastrophes (2)	3,466	12,287	(8,821)	(71.8)%
Net loss and loss adjustment expenses	63,625	79,060	(15,435)	(19.5)%

Commission expense	25,534	24,711	823	3.3%
Other underwriting expenses	20,717	19,723	994	5.0%
Other operating expenses	2,357	3,141	(784)	(25.0)%
Depreciation and amortization	2,472	2,480	(8)	(0.3)%
Interest expense	1,370	1,370	-	-%
Total expenses	116,075	130,485	(14,410)	(11.0)%

Loss before taxes	(23,007)	(12,423)	(10,584)	(85.2)%
Income tax benefit	(4,433)	(2,817)	(1,616)	(57.4)%
Net loss	$(18,575)	$(9,606)	$(8,968)	(93.4)%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.

(2)

The nine months ended September 30, 2022 and 2021 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Nine months ended September 30,
	2022	2021	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	75.8%	74.0%	(22.1)	(22.8)%
Net underwriting expense ratio	37.2%	41.0%	(2.4)	(6.1)%
Net combined ratio	113.0%	115.0%	(24.5)	(18.0)%

Direct Written Premiums

Direct written premiums during the nine months ended September 30, 2022 (“Nine Months 2022”) were $147,354,000 compared to $131,610,000 during the nine months ended September 30, 2021 (“Nine Months 2021”). The increase of $15,744,000, or 12.0%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Nine Months 2022 were $138,198,000, an increase of $13,605,000, or 10.9%, from $124,593,000 in Nine Months 2021.  The increase in premiums from our personal lines business was primarily due to rate increases, and, to a lesser extent, an increase in policies in force.  Direct written premiums from our livery physical damage business for Nine Months 2022 were $9,037,000, an increase of $2,200,000, or 32.2%, from $6,837,000 in Nine Months 2021. The increase in livery physical damage direct written premiums was due to the declining effect of the COVID-19 pandemic in our geographic area.

                Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business.  Direct written premiums from our Core business were $118,332,000 in Nine Months 2022 compared to $101,990,000 in Nine Months 2021.   Direct written premiums from our Expansion business were $29,022,000 in Nine Months 2022 compared to $29,620,000 in Nine Months 2021.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). There was no quota share reinsurance treaty in effect in Nine Months 2021. Net written premiums decreased $21,146,000, or 19.3%, to $88,610,000 in Nine Months 2022 from $109,756,000 in Nine Months 2021. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Nine Months 2022, our premiums ceded under quota share treaties increased by $34,494,000 in comparison to ceded premiums in Nine Months 2021 (see table above). Our personal lines business was subject to the 2021/2023 Treaty in Nine Months 2022, compared to no personal lines quota share treaty in Nine Months 2021.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Nine Months 2022, our ceded excess of loss reinsurance premiums increased by $880,000 over the comparable ceded premiums for Nine Months 2021. The increase was due to an increase in subject premiums and additional coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Nine Months 2022, our premiums ceded under catastrophe treaties increased by $1,516,000 over the comparable ceded premiums in Nine Months 2021. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through June 30, 2022, our ceded catastrophe premiums were paid based on the total insured value of our risks as of August 31, 2021. Effective July 1, 2022, and continuing through June 30, 2023, our ceded catastrophe premiums will be paid based on the total insured value of our risks as of August 31, 2022.

Net premiums earned

Net premiums earned decreased $22,893,000, or 21.4%, to $83,936,000 in Nine Months 2022 from $106,829,000 in Nine Months 2021. The decrease was due to the inception of the 2021/2023 Treaty on December 31, 2021. The decrease resulting from the 2021/2023 Treaty in Nine Months 2022 was partially offset by an increase in direct written premium.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2022	2021	Change	Percent

Provisional ceding commissions earned	$14,116	$136	$13,980	10,279.4%
Contingent ceding commissions earned	167	(99)	266	n/a %

Total ceding commission revenue	$14,283	$37	$14,246	38,502.7%

Ceding commission revenue was $14,283,000 in Nine Months 2022 compared to $37,000 in Nine Months 2021. The increase of $14,246,000 was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Nine Months 2022 we earned provisional ceding commissions from personal lines earned premiums ceded under the 2021/2023 Treaty which was effective as of December 31, 2021. There was no personal lines quota share in effect in Nine Months 2021.

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

Net Investment Income

Net investment income was $3,412,000 in Nine Months 2022 compared to $5,138,000 in Nine Months 2021, a decrease of $1,726,000, or 33.6%. The decrease in investment income is attributable to a $766,000 reversal of prior years’ estimated accrued interest income stemming from an error in third party investment reporting.  The decline of investment income is also attributable to the disposal of income bearing equity securities.  The average yield on invested assets was 3.48% as of September 30, 2022 compared to 3.42% as of September 30, 2021.

Cash and invested assets were $192,229,000 as of September 30, 2022 compared to $246,004,000 as of September 30, 2021. The $53,775,000 decrease in cash and invested assets was primarily attributable to cash paid to reinsurers at the inception of the 2021/2023 Treaty, losses paid in connection with catastrophe losses incurred in 2021 and 2022 and unrealized losses on our investment portfolio.

Net Gains and Losses on Investments

Net losses on investments were $9,313,000 in Nine Months 2022 compared to net gains of $5,480,000 in Nine Months 2021. Unrealized losses on our equity securities and other investments in Nine Months 2022 were $10,502,000, compared to net gains of $2,603,000 in Nine Months 2021. Realized gains on sales of investments were $1,189,000 in Nine Months 2022 compared to $2,877,000 in Nine Months 2021.

Other Income

                Other income was $750,000 in Nine Months 2022 compared to $577,000 in Nine Months 2021, an increase of $173,000, or 30.0%.

Net Loss and LAE

Net loss and LAE was $63,625,000 for Nine Months 2022 compared to $79,060,000 for Nine Months 2021. The net loss ratio was 75.8% in Nine Months 2022 compared to 74.0% in Nine Months 2021, an increase of 1.8 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

For Nine Months 2022, the loss ratio was higher than Nine Months 2021 due to water damage property claims which were primarily driven by winter-related water damage claims resulting from freezing temperature earlier during the year and the impact from climbing inflation leading to higher severity.

The estimated net catastrophe losses were $3,466,000 for Nine Months 2022, which contributed 4.1 points to the loss ratio. This is mostly driven by two winter events in the first quarter. There were also seven other minor wind catastrophe events during Nine Months 2022, but the impact was not significant. As a comparison, catastrophe events had a loss ratio impact of 11.5 points for Nine Months 2021 due to a more active hurricane season, including the named storm Ida.

Prior years in total have unfavorable development of $714,000 for Nine Months 2022, driven by large fire losses which occurred in 2021 and the volatility of liability claim settlements from the discontinued Commercial lines.  This contributed 0.9 point to the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $25,534,000 in Nine Months 2022 or 18.1% of direct earned premiums. Commission expense was $24,711,000 in Nine Months 2021 or 19.2% of direct earned premiums. The increase of $823,000 was primarily due to an increase in direct earned premiums of $12,626,000 to $141,324,000 offset in part by a reduction of commission rate on our Select Products and the reduction to contingent commissions, which the producers now earn only if KICO has an operating profit.

 Other Underwriting Expenses

Other underwriting expenses were $20,717,000, or 14.7% of direct earned premiums, in Nine Months 2022 compared to $19,723,000, or 15.3% of direct earned premiums, in Nine Months 2021. The increase of $994,000, or 5.0%, was primarily due to increases in expenses related to our growth in direct earned premiums, and the reduction as a percentage of direct earned premiums is due to our continuing initiative to reduce expenses with the use of technology.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $8,027,000 in Nine Months 2022 compared to $7,592,000 in Nine Months 2021. The increase of $435,000, or 5.7%, compares favorably with the 12.0% increase in direct written premiums. In the periods following Nine Months 2021, we invested in the hiring of higher-level managers and staff to implement our goals of modernization and efficiency, which we refer to as Kingstone 2.0.

Our net underwriting expense ratio in Nine Months 2022 was 37.2% compared to 41.0% in Nine Months 2021. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,		Percentage
	2022	2021	Point Change
Other underwriting expenses
Employment costs	9.6%	7.1%	2.5
Underwriting fees (inspections/surveys)	1.7	1.4	0.3
IT expenses	4.2	3.0	1.2
Profesional fees	1.4	1.3	0.1
Other expenses	7.7	5.7	2.0
Total other underwriting expenses	24.6	18.5	6.1

Commission expense	30.4	23.1	7.3

Ceding commission revenue
Provisional	(16.8)	(0.1)	(16.7)
Contingent	(0.2)	0.1	(0.3)
Total ceding commission revenue	(17.0)	-	(17.0)

Other income	(0.9)	(0.6)	(0.3)

Net underwriting expense ratio	37.2%	41.0%	(3.8)

(Components may not sum to totals due to rounding)

The overall 17.0 percentage point increase in the benefit from ceding commissions in Nine Months 2022 was driven by the increase in provisional ceding commission revenue due to the inception of the 2021/2023 Treaty on December 31, 2021. The components of our net underwriting expense ratio related to other underwriting expenses and commissions increased due to a higher percentage of our direct earned premiums in Nine Months 2022 being ceded due to the inception of the 2021/2023 Treaty.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $2,357,000 for Nine Months 2022 compared to $3,141,000 for Nine Months 2021. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Nine months ended
	September 30,
($ in thousands)	2022	2021	Change	Percent

Other operating expenses
Employement costs	$(101)	$647	$(748)	na %
Bonuses	-	-	-	na
Equity compensation	1,205	1,448	(243)	(16.8)
Professional	208	226	(18)	(8.0)
Griffin Highline fees	316	-	316	na
Directors fees	245	245	-	-
Insurance	115	166	(51)	(30.7)
Other expenses	369	409	(40)	(9.8)
Total other operating expenses	$2,357	$3,141	$(784)	(25.0)%

(Components may not sum to totals due to rounding)

The decrease in Nine Months 2022 of $784,000, or 25.0%, as compared to Nine Months 2021 was primarily due to a decrease in employment costs. The decrease in employment costs was due to staff reductions and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio. The decrease in employment costs was partially offset by an increase in professional fees attributable to the non-binding indication of interest from Griffin Highline, disclosed above as “Griffin Highline fees” incurred, related to a then contemplated acquisition of all of the outstanding equity of our company.

Depreciation and Amortization

Depreciation and amortization was $2,472,000 in Nine Months 2022 compared to $2,480,000 in Nine Months 2021. The decrease of $8,000, or 0.3%, in depreciation and amortization was primarily due to assets previously put into service that are currently being utilized and being fully depreciated. The decrease was partially offset by the completion of customized policy management software, now allowing us to consolidate multiple legacy systems into one efficient system.  In the last quarter of 2021, due to the extended useful life of assets related to our system platforms, Management determined that such systems, currently put into service, should be depreciated over five years reflecting their expected useful lives as compared to the previous three years.

Interest Expense

Interest expense was $1,370,000 for both Nine Months 2022 and Nine Months 2021. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit

Income tax benefit in Nine Months 2022 was $4,433,000, which resulted in an effective tax benefit rate of 19.3%. Income tax benefit in Nine Months 2021 was $2,817,000, which resulted in an effective tax rate of 22.7%. Loss before taxes was $23,007,000 in Nine Months 2022 compared to $12,423,000 in Nine Months 2021. The difference in effective tax rate is due to the effect of permanent differences in Nine Months 2022 compared to Nine Months 2021.

Net Loss

Net loss was $18,575,000 in Nine Months 2022 compared to $9,606,000 in Nine Months 2021. The increase in net loss of $8,969,000 was due to the circumstances described above.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

                The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2022	2021	Change	Percent
Revenues
Direct written premiums	$54,592	$48,865	$5,727	11.7%
Assumed written premiums	-	-	-	na %
	54,592	48,865	5,727	11.7%
Ceded written premiums
Ceded to quota share treaties (1)	12,919	138	12,781	9,261.6%
Ceded to excess of loss treaties	1,194	998	196	19.6%
Ceded to catastrophe treaties	6,813	6,087	726	11.9%
Total ceded written premiums	20,925	7,224	13,703	189.7%

Net written premiums	33,666	41,642	(7,976)	(19.2)%

Change in unearned premiums
Direct and assumed	(5,636)	(4,848)	(788)	(16.3)%
Ceded to quota share treaties (1)	1,331	10	1,321	13,210.0%
Change in net unearned premiums	(4,305)	(4,838)	533	11.0%

Premiums earned
Direct and assumed	48,955	44,017	4,938	11.2%
Ceded to reinsurance treaties	(19,594)	(7,214)	(12,380)	(171.6)%
Net premiums earned	29,361	36,803	(7,442)	(20.2)%

Ceding commission revenue (1)	4,886	(7)	4,893	na %
Net investment income	1,419	1,677	(258)	(15.4)%
Net (losses) gains on investments	(397)	205	(602)	na %
Other income	270	281	(11)	(3.9)%
Total revenues	35,538	38,958	(3,421)	(8.8)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	30,514	23,538	6,976	29.6%
Losses from catastrophes (2)	477	12,542	(12,065)	(96.2)%
Total direct and assumed loss and loss adjustment expenses	30,991	36,079	(5,089)	(14.1)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	8,820	(21)	8,841	na %
Losses from catastrophes (2)	143	360	(217)	(60.3)%
Total ceded loss and loss adjustment expenses	8,963	339	8,624	2,544.0%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	21,694	23,559	(1,865)	(7.9)%
Losses from catastrophes (2)	334	12,181	(11,847)	(97.3)%
Net loss and loss adjustment expenses	22,028	35,740	(13,712)	(38.4)%

Commission expense	8,702	8,202	500	6.1%
Other underwriting expenses	7,276	6,563	713	10.9%
Other operating expenses	810	855	(45)	(5.3)%
Depreciation and amortization	825	820	5	0.6%
Interest expense	457	457	-	-%
Total expenses	40,097	52,637	(12,539)	(23.8)%

Loss before taxes	(4,559)	(13,679)	9,118	66.7%
Income tax benefit	(562)	(3,061)	2,499	81.6%
Net loss	$(3,998)	$(10,618)	$6,619	62.3%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.
(2)

The three months ended September 30, 2022 and 2021 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended September 30,
	2022	2021	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	75.0%	97.1%	(22.1)	(22.8)%
Net underwriting expense ratio	36.9%	39.3%	(2.4)	(6.1)%
Net combined ratio	111.9%	136.4%	(24.5)	(18.0)%

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2022 (“Three Months 2022”) were $54,592,000 compared to $48,865,000 during the three months ended September 30, 2021 (“Three Months 2021”). The increase of $5,727,000, or 11.7%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Three Months 2022 were $51,242,000, an increase of $5,258,000, or 11.4%, from $45,984,000 in Three Months 2021.  The increase in premiums from our personal lines business was primarily due to rate increases, and, to a lesser extent, an increase in policies in force.  Direct written premiums from our livery physical damage business for Three Months 2022 were $3,310,000, an increase of $496,000, or 17.6%, from $2,814,000 in Three Months 2021. The increase in livery physical damage direct written premiums was due to the declining effect of the COVID-19 pandemic in our geographic area.

                Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business.  Direct written premiums from our Core business were $43,949,000 in Three Months 2022 compared to $35,459,000 in Three Months 2021.   Direct written premiums from our Expansion business were $10,642,000 in Three Months 2022 compared to $13,406,000 in Three Months 2021.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). There was no quota share reinsurance treaty in effect in Three Months 2021. Net written premiums decreased $7,976,000, or 19.2%, to $33,666,000 in Three Months 2022 from $41,642,000 in Three Months 2021. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Three Months 2022, our premiums ceded under quota share treaties increased by $12,781,000 in comparison to ceded premiums in Three Months 2021 (see table above). Our personal lines business was subject to the 2021/2023 Treaty in Three Months 2022, compared to no personal lines quota share treaty in Three Months 2021.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2022, our ceded excess of loss reinsurance premiums increased by $196,000 over the comparable ceded premiums for Three Months 2021. The increase was due to an increase in subject premiums and additional coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Three Months 2022, our premiums ceded under catastrophe treaties increased by $726,000 over the comparable ceded premiums in Three Months 2021. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through June 30, 2022, our ceded catastrophe premiums were paid based on the total insured value of our risks as of August 31, 2021. Effective July 1, 2022, and continuing through June 30, 2023, our ceded catastrophe premiums will be paid based on the total insured value of our risks as of August 31, 2022.

Net premiums earned

Net premiums earned decreased $7,442,000, or 20.2%, to $29,361,000 in Three Months 2022 from $36,803,000 in Three Months 2021. The decrease was due to the inception of the 2021/2023 Treaty on December 31, 2021. The decrease resulting from the 2021/2023 Treaty in Three Months 2022 was partially offset by an increase in direct written premium.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2022	2021	Change	Percent

Provisional ceding commissions earned	$4,882	$41	$4,841	11,807.3%
Contingent ceding commissions earned	4	(48)	53	n/a %

Total ceding commission revenue	$4,886	$(7)	$4,894	(61,175.0)%

Ceding commission revenue was $4,886,000 in Three Months 2022 compared to $(7,000) in Three Months 2021. The increase of $4,893,000 was due to an increase in provisional ceding commissions earned resulting from the 2021/2023 Treaty. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

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

Net Investment Income

Net investment income was $1,419,000 in Three Months 2022 compared to $1,677,000 in Three Months 2021, a decrease of $258,000, or 15.4%.  The decrease in investment income is attributable to the disposal of income bearing equity securities.  The average yield on invested assets was 3.48% as of September 30, 2022 compared to 3.42% as of September 30, 2021.

Cash and invested assets were $192,229,000 as of September 30, 2022 compared to $246,004,000 as of September 30, 2021 The $53,775,000 decrease in cash and invested assets was primarily attributable to cash paid to reinsurers at the inception of the 2021/2023 Treaty, losses paid in connection with catastrophe losses incurred in 2021 and 2022, and unrealized losses on our investment portfolio.

Net Gains and Losses on Investments

Net losses on investments were $398,000 in Three Months 2022 compared to net gains of $205,000 in Three Months 2021. Unrealized losses on our equity securities and other investments in Three Months 2022 were $1,798,000, compared to $829,000 in Three Months 2021. Realized gains on sales of investments were $1,400,000 in Three Months 2022 compared to $1,033,000 in Three Months 2021.

Other Income

                Other income was $270,000 in Three Months 2022 compared to $281,000 in Three Months 2021, a decrease of $11,000, or 3.9%.

Net Loss and LAE

Net loss and LAE was $22,028,000 for Three Months 2022 compared to $35,740,000 for Three Months 2021. The net loss ratio was 75.0% in Three Months 2022 compared to 97.1% in Three Months 2021, a decrease of 22.1 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Components may not sum to totals due to rounding)

For Three Months 2022, the loss ratio was lower than Three Months 2021 mainly due to a lower impact of catastrophe losses.  There were only two minor wind events classified as catastrophe for Three Months 2022. The estimated total net catastrophe losses for the calendar quarter were $334,000, which contributed 1.1 points to the loss ratio. This compares to a 33.1-point impact from catastrophe events from the corresponding period from the prior year, which had more significant named storms, including Ida.

 The underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) was 72.4% for Three Months 2022, an increase of 8.4 points from the 64.0% underlying loss ratio recorded for Three Months 2021. The higher 2022 loss ratio was primarily due to a general increase in property claims severity, which is likely a result of recent increased inflation.

Prior years in total have unfavorable development of $443,000 for Three Months 2022, driven by the volatility of liability claim settlements from the discontinued Commercial lines.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense increased $500,000 to $8,702,000, or 17.8% of direct earned premiums in Three Months 2022. Commission expense was $8,202,000 in Three Months 2021 or 18.6% of direct earned premiums.  The increase was due to an increase in direct earned premiums of $5,727,000 to $54,592,000, offset in part by a reduction in the commission rate on our Select Products and the reduction in contingent commissions, which producers now earn only if KICO has an underwriting profit.

Other Underwriting Expenses

Other underwriting expenses were $7,276,000, or 14.9% of direct earned premiums, in Three Months 2022 compared to $6,563,000, or 14.9% of direct earned premiums, in Three Months 2021. The increase of $713,000, or 10.9%, was primarily due to increases in expenses related to our growth in direct earned premiums, salaries, and our continuing initiative to reduce expenses with the use of technology, partially offset by decreases in professional fees and state insurance department fees.

 Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,961,000 in Three Months 2022 compared to $2,513,000 in Three Months 2021. The increase of $448,000, or 17.8%, is greater than the 11.7% increase in direct written premiums. In the periods following Three Months 2021, we invested in the hiring of higher-level managers and staff to implement our goals of modernization and efficiency, which we refer to as Kingstone 2.0.

Our net underwriting expense ratio in Three Months 2022 was 36.9% compared to 39.3% in Three Months 2021. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended September 30,		Percentage
	2022	2021	Point Change
Other underwriting expenses
Employment costs	10.1%	6.8%	3.3
Underwriting fees (inspections/surveys)	1.6	1.3	0.3
IT expenses	4.2	2.9	1.3
Profesional fees	1.1	1.3	(0.2)
Other expenses	7.8	5.6	2.2
Total other underwriting expenses	24.8	17.9	6.9

Commission expense	29.6	22.3	7.3

Ceding commission revenue
Provisional	(16.6)	(0.1)	(16.5)
Contingent	-	0.1	(0.1)
Total ceding commission revenue	(16.6)	-	(16.6)

Other income	(0.9)	(0.9)	-

Net underwriting expense ratio	36.9%	39.3%	(2.4)

The overall 16.6 percentage point increase in the benefit from ceding commissions in Three Months 2022 was driven by the increase in provisional ceding commission revenue due to the inception of the 2021/2023 Treaty on December 31, 2021. The components of our net underwriting expense ratio related to other underwriting expenses and commissions increased due to a higher percentage of our direct earned premiums in Three Months 2022 being ceded due to the inception of the 2021/2023 Treaty.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $810,000 for Three Months 2022 compared to $855,000 for Three Months 2021. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended
	September 30,
($ in thousands)	2022	2021	Change	Percent

Other operating expenses
Employement costs	$(5)	$50	$(55)	na %
Bonuses	-	-	-	na
Equity compensation	188	467	(279)	(59.7)
Professional	110	69	41	59.4
Griffin Highline fees	268	-	268	na
Directors fees	82	82	-	-
Insurance	38	46	(8)	(17.4)
Other expenses	129	141	(12)	(8.5)
Total other operating expenses	$810	$855	$(45)	(5.3)%

(Components may not sum to totals due to rounding)

The decrease in Three Months 2022 of $45,000, or 5.3%, as compared to Three Months 2021 was primarily due to a decrease in employment costs. The decrease in employment costs was due to staff reductions and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio. The decrease in employment costs was partially offset by an increase in professional fees attributable to the non-binding indication of interest from Griffin Highline, disclosed above as “Griffin Highline fees” incurred, related to a then contemplated acquisition of all of the outstanding equity of our company.

Depreciation and Amortization

Depreciation and amortization was $825,000 in Three Months 2022 compared to $820,000 in Three Months 2021. The increase of $5,000, or 0.6%, in depreciation and amortization was primarily due to the completion of customized policy management software, now allowing us to consolidate multiple legacy systems into one efficient system. The increase from the assets currently placed in service in Three Months 2022 was partially offset by a decrease in depreciation and amortization from assets previously put into service that are currently being utilized and being fully depreciated. In the last quarter of 2021, due to the extended useful life of assets related to our system platforms, Management determined that such systems, currently put into service, should be depreciated over five years reflecting their expected useful lives as compared to the previous three years.

Interest Expense

Interest expense was $457,000 for both Three Months 2022 and Three Months 2021. We incurred interest expense in connection with our $30.0 million issuance of long-term debt in December 2017.

Income Tax Benefit

Income tax benefit in Three Months 2022 was $562,000, which resulted in an effective tax benefit rate of 20.7%. Income tax expense in Three Months 2021 was $312,000, which resulted in an effective tax rate of 13.3%. Loss before taxes was $4,559,000 in Three Months 2022 compared to $13,679,000 in Three Months 2021. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2022 compared to Three Months 2021.

Net Loss

Net loss was $3,998,000 in Three Months 2022 compared to $10,618,000 in Three Months 2021. The decrease in net loss of $6,619,000 was due to the circumstances described above.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Gross premiums written:
Personal lines(3)	$51,242,544	$45,984,939	$138,197,960	$124,593,302
Livery physical damage	3,309,845	2,813,571	9,036,713	6,836,999
Other(1)	39,162	66,659	119,238	180,485
Total without commercial lines	54,591,551	48,865,169	147,353,911	131,610,786
Commercial lines (in run-off effective July 2019)(2)	-	-	-	(856)
Total gross premiums written	$54,591,551	$48,865,169	$147,353,911	$131,609,930

Net premiums written:
Personal lines(3)	$30,327,951	$38,762,235	$79,487,201	$102,741,368
Livery physical damage	3,309,845	2,813,571	9,036,713	6,836,999
Other(1)	28,374	65,837	86,224	178,021
Total without commercial lines	33,666,170	41,641,643	88,610,138	109,756,388
Commercial lines (in run-off effective July 2019)(2)	-	-	-	(856)
Total net premiums written	$33,666,170	$41,641,643	$88,610,138	$109,755,532

Net premiums earned:
Personal lines(3)	$26,407,939	$34,715,708	$75,747,009	$101,054,415
Livery physical damage	2,920,335	2,028,786	8,082,173	5,598,605
Other(1)	32,702	58,757	107,242	176,731
Total without commercial lines	29,360,976	36,803,251	83,936,424	106,829,751
Commercial lines (in run-off effective July 2019)(2)	-	-	-	(856)
Total net premiums earned	$29,360,976	$36,803,251	$83,936,424	$106,828,895

Net loss and loss adjustment expenses(4):
Personal lines	$19,512,893	$32,958,728	$56,296,473	$72,353,668
Livery physical damage	1,716,383	1,766,989	3,727,175	3,469,465
Other(1)	9,494	180,995	(14,873)	434,816
Unallocated loss adjustment expenses	126,560	867,675	2,870,115	2,783,547
Total without commercial lines	21,365,330	35,774,387	62,878,890	79,041,496
Commercial lines (in run-off effective July 2019)(2)	662,186	(34,152)	745,865	18,621
Total net loss and loss adjustment expenses	$22,027,516	$35,740,235	$63,624,755	$79,060,117

Net loss ratio(4):
Personal lines	73.9%	94.9%	74.3%	71.6%
Livery physical damage	58.8%	87.1%	46.1%	62.0%
Other(1)	29.0%	308.0%	-13.9%	246.0%
Total without commercial lines	72.8%	97.2%	74.9%	74.0%
Commercial lines (in run-off effective July 2019)(2)	na	na	na	na
Total	75.0%	97.1%	75.8%	74.0%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Written Premiums and Net Premiums Earned”, as to change in quota share ceding rate, effective December 31, 2021.
(4)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and nine months ended September 30, 2022 and 2021.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues
Net premiums earned	$29,360,976	$36,803,251	$83,936,424	$106,828,895
Ceding commission revenue	4,886,094	(7,276)	14,283,077	37,400
Net investment income	1,418,521	1,676,596	3,411,946	5,137,867
Net (losses) gains on investments	(366,411)	214,085	(9,098,008)	5,380,909
Other income	269,297	322,705	740,424	617,257
Total revenues	35,568,477	39,009,361	93,273,863	118,002,328

Expenses
Loss and loss adjustment expenses	22,027,516	35,740,235	63,624,755	79,060,117
Commission expense	8,702,190	8,201,935	25,534,307	24,711,115
Other underwriting expenses	7,276,101	6,562,743	20,717,047	19,722,705
Depreciation and amortization	803,568	780,906	2,430,769	2,374,203
Total expenses	38,809,375	51,285,819	112,306,878	125,868,140

(Loss) income from operations	(3,240,898)	(12,276,458)	(19,033,015)	(7,865,812)
Income tax (benefit) expense	(345,080)	(2,633,026)	(3,702,374)	(1,812,195)
Net (loss) income	$(2,895,818)	$(9,643,432)	$(15,330,641)	$(6,053,617)

Key Measures:
Net loss ratio	75.0%	97.1%	75.8%	74.0%
Net underwriting expense ratio	36.9%	39.3%	37.2%	41.0%
Net combined ratio	111.9%	136.4%	113.0%	115.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$15,978,291	$14,764,678	$46,251,354	$44,433,820
Less: Ceding commission revenue	(4,886,094)	7,276	(14,283,077)	(37,400)
Less: Other income	(269,297)	(322,705)	(740,424)	(617,257)
Net underwriting expenses	$10,822,900	$14,449,249	$31,227,853	$43,779,163

Net premiums earned	$29,360,976	$36,803,251	$83,936,424	$106,828,895

Net Underwriting Expense Ratio	36.9%	39.3%	37.2%	41.0%

                An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Nine months ended September 30, 2022
Written premiums	$147,353,911	$-	$(58,743,773)	$88,610,138
Change in unearned premiums	(6,029,774)	-	1,356,060	(4,673,714)
Earned premiums	$141,324,137	$-	$(57,387,713)	$83,936,424

Loss and loss adjustment expenses excluding the effect of catastrophes	$83,345,972	$-	$(23,186,898)	$60,159,074
Catastrophe loss	7,509,597	-	(4,043,916)	3,465,681
Loss and loss adjustment expenses	$90,855,569	$-	$(27,230,814)	$63,624,755

Loss ratio excluding the effect of catastrophes	59.0%	0.0%	40.4%	71.7%
Catastrophe loss	5.3%	0.0%	7.0%	4.1%
Loss ratio	64.3%	0.0%	47.4%	75.8%

Nine months ended September 30, 2021
Written premiums	$131,609,930	$-	$(21,854,398)	$109,755,532
Change in unearned premiums	(2,911,439)	-	(15,198)	(2,926,637)
Earned premiums	$128,698,491	$-	$(21,869,596)	$106,828,895

Loss and loss adjustment expenses excluding the effect of catastrophes	$67,633,915	$-	$(860,490)	$66,773,425
Catastrophe loss	12,647,172	-	(360,480)	12,286,692
Loss and loss adjustment expenses	$80,281,087	$-	$(1,220,970)	$79,060,117

Loss ratio excluding the effect of catastrophes	52.6%	0.0%	3.9%	62.5%
Catastrophe loss	9.8%	0.0%	1.6%	11.5%
Loss ratio	62.4%	0.0%	5.5%	74.0%

Three months ended September 30, 2022
Written premiums	$54,591,551	$-	$(20,925,381)	$33,666,170
Change in unearned premiums	(5,636,421)	-	1,331,227	(4,305,194)
Earned premiums	$48,955,130	$-	$(19,594,154)	$29,360,976

Loss and loss adjustment expenses excluding the effect of catastrophes	$30,513,819	$-	$(8,820,270)	$21,693,549
Catastrophe loss	477,127	-	(143,160)	333,967
Loss and loss adjustment expenses	$30,990,946	$-	$(8,963,430)	$22,027,516

Loss ratio excluding the effect of catastrophes	62.3%	0.0%	45.0%	73.9%
Catastrophe loss	1.0%	0.0%	0.7%	1.1%
Loss ratio	63.3%	0.0%	45.7%	75.0%

Three months ended September 30, 2021
Written premiums	$48,865,169	$-	$(7,223,526)	$41,641,643
Change in unearned premiums	(4,848,145)	-	9,753	(4,838,392)
Earned premiums	$44,017,024	$-	$(7,213,773)	$36,803,251

Loss and loss adjustment expenses excluding the effect of catastrophes	$23,537,875	$-	$21,239	$23,559,114
Catastrophe loss	12,541,601	-	(360,480)	12,181,121
Loss and loss adjustment expenses	$36,079,476	$-	$(339,241)	$35,740,235

Loss ratio excluding the effect of catastrophes	53.5%	0.0%	-0.3%	64.0%
Catastrophe loss	28.5%	0.0%	5.0%	33.1%
Loss ratio	82.0%	0.0%	4.7%	97.1%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net premiums earned	$29,360,976	$36,803,251	$83,936,424	$106,828,895
Ceding commission revenue	4,886,094	(7,276)	14,283,077	37,400
Other income	269,297	322,705	740,424	617,257

Loss and loss adjustment expenses (1)	22,027,516	35,740,235	63,624,755	79,060,117

Acquisition costs and other underwriting expenses:
Commission expense	8,702,190	8,201,935	25,534,307	24,711,115
Other underwriting expenses	7,276,101	6,562,743	20,717,047	19,722,705
Total acquisition costs and other underwriting expenses	15,978,291	14,764,678	46,251,354	44,433,820

Underwriting loss	$(3,489,440)	$(13,386,233)	$(10,916,184)	$(16,010,385)

Key Measures:
Net loss ratio excluding the effect of catastrophes	73.9%	64.0%	71.7%	62.5%
Effect of catastrophe loss on net loss ratio (1)	1.1%	33.1%	4.1%	11.5%
Net loss ratio	75.0%	97.1%	75.8%	74.0%

Net underwriting expense ratio excluding the effect of catastrophes	36.9%	39.3%	37.2%	41.0%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	36.9%	39.3%	37.2%	41.0%
Net combined ratio excluding the effect of catastrophes	110.8%	103.3%	108.9%	103.5%
Effect of catastrophe loss on net combined ratio (1)	1.1%	33.1%	4.1%	11.5%
Net combined ratio	111.9%	136.4%	113.0%	115.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$15,978,291	$14,764,678	$46,251,354	$44,433,820
Less: Ceding commission revenue	(4,886,094)	7,276	(14,283,077)	(37,400)
Less: Other income	(269,297)	(322,705)	(740,424)	(617,257)
	$10,822,900	$14,449,249	$31,227,853	$43,779,163

Net earned premium	$29,360,976	$36,803,251	$83,936,424	$106,828,895

Net Underwriting Expense Ratio	36.9%	39.3%	37.2%	41.0%

(1)

For the three months ended September 30, 2022 and 2021, includes the sum of net catastrophe losses and loss adjustment expenses of $333,967 and $12,181,121, respectively. For the nine months ended September 30, 2022 and 2021, includes the sum of net catastrophe losses and loss adjustment expenses of $3,465,681 and $12,286,692, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$9,946,032	$930	$(123)	$-	$9,946,839	6.8%

Political subdivisions of States, Territories and Possessions	17,117,473	-	(3,250,196)	(590,936)	13,276,341	9.1%

Corporate and other bonds Industrial and miscellaneous	84,163,055	-	(9,154,182)	(269,694)	74,739,179	51.4%

Residential mortgage and other asset backed securities (1)	54,307,907	68,159	(4,333,707)	(2,699,011)	47,343,348	32.7%
Total fixed-maturity securities	$165,534,467	$69,089	$(16,738,208)	$(3,559,641)	$145,305,707	100.0%

(1)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 to the condensed consolidated financial statements). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2022, the estimated fair value of the eligible investments was approximately $12,393,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2022, there was no outstanding balance on the FHLBNY credit line.

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

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$16,047,207	$-	$(3,488,481)	$12,558,726	58.5%
Common stocks and exchange traded funds	10,728,809	103,902	(1,922,991)	8,909,720	41.5%
Total	$26,776,016	$103,902	$(5,411,472)	$21,468,446	100.0%

	December 31, 2021
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901	57.6%
Common stocks and exchange traded funds	15,451,160	1,573,653	(179,712)	16,845,101	42.4%
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of September 30, 2022 and December 31, 2021:

	September 30, 2022			December 31, 2021
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$589,232	$2,576,272	$3,999,381	$3,562,034	$7,561,415

After providing notice, we redeemed 50% of our investment in the hedge fund as of September 30, 2022 for a realized gain of $589,000, which is recorded in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,485	$73,468	$(36,802)	$-	$1,265,151	19.1%

Political subdivisions of States, Territories and Possessions	498,508	-	(1,498)	-	497,010	7.5%

Exchange traded debt	304,111	-	(43,361)	-	260,750	3.9%

Corporate and other bonds
Industrial and miscellaneous	5,736,079	35,503	(1,182,635)	-	4,588,947	69.4%

Total	$7,767,183	$108,971	$(1,264,296)	$-	$6,611,858	100.0%

	December 31, 2021
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	10.7%

Political subdivisions of States, Territories and Possessions	998,239	22,856	-	-	1,021,095	11.7%

Exchange traded debt	304,111	85	(13,921)		290,275	3.3%

Corporate and other bonds
Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	74.3%

Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2022 and December 31, 2021 is shown below:

	September 30, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$708,325	$742,533	$994,712	$1,008,180
One to five years	1,120,315	1,082,015	1,205,829	1,290,465
Five to ten years	1,399,725	1,177,545	1,513,942	1,648,808
More than 10 years	4,538,818	3,609,765	4,551,851	4,805,706
Total	$7,767,183	$6,611,858	$8,266,334	$8,753,159

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2022 and December 31, 2021 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	September 30, 2022		December 31, 2021
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$9,946,840	6.8%	$-	0.0%

Corporate and municipal bonds
AAA	990,819	0.7%	1,321,809	0.8%
AA	16,410,900	11.3%	11,532,572	7.3%
A	32,163,411	22.2%	38,272,571	24.2%
BBB+	11,938,310	8.2%	17,936,359	11.3%
BBB	20,414,670	14.0%	25,161,776	15.9%
BBB-	4,461,056	3.1%	4,193,401	2.7%
Total corporate and municipal bonds	86,379,166	59.4%	98,418,488	62.2%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	16,860,463	11.6%	17,350,192	11.0%
AA	24,290,742	16.7%	34,241,907	21.7%
A	6,793,094	4.7%	6,306,161	4.0%
BBB	20,763	0.0%	24,254	0.0%
CCC	495,227	0.3%	664,628	0.4%
CC	105,761	0.1%	125,412	0.1%
D	42,159	0.0%	55,306	0.0%
Non rated	371,492	0.3%	893,762	0.6%
Total residential mortgage backed, asset backed, and other collateralized obligations	48,979,701	33.7%	59,661,622	37.8%

Total	$145,305,707	100.0%	$158,080,110	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2022 and December 31, 2021:

Category	September 30, 2022	December 31, 2021
U.S. Treasury securities and obligations of U.S. government corporations and agencies	2.40%	3.06%

Political subdivisions of States, Territories and Possessions	3.54%	2.77%

Corporate and other bonds
Industrial and miscellaneous	3.64%	3.23%

Residential mortgage backed securities	2.43%	2.77%

Total	3.16%	2.92%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Weighted average effective maturity	6.2	8.0

Weighted average final maturity	14.5	13.8

Effective duration	4.8	5.1

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2022 and December 31, 2021, 63% and 84%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,975,160	$(123)	1	$-	$-	-	$5,975,160	$(123)

Political subdivisions of States, Territories and Possessions	11,461,126	(3,250,196)	12	1,815,216	(590,936)	2	13,276,342	(3,841,132)

Corporate and other bonds industrial and miscellaneous	73,921,209	(9,154,182)	93	817,970	(269,694)	1	74,739,179	(9,423,876)

Residential mortgage and other asset backed securities	27,985,270	(4,333,707)	31	18,593,599	(2,699,011)	15	46,578,869	(7,032,718)

Total fixed-maturity securities	$119,342,765	$(16,738,208)	137	$21,226,785	$(3,559,641)	18	$140,569,550	$(20,297,849)

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	6,768,123	(197,984)	5	-	-	-	6,768,123	(197,984)

Corporate and other bonds industrial and miscellaneous	17,593,707	(126,926)	15	-	-	-	17,593,707	(126,926)

Residential mortgage and other asset backed securities	45,399,451	(489,258)	26	2,923,182	(120,344)	2	48,322,633	(609,602)

Total fixed-maturity securities	$69,761,281	$(814,168)	46	$2,923,182	$(120,344)	2	$72,684,463	$(934,512)

There were 155 securities at September 30, 2022 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 48 securities at December 31, 2021 that accounted for the gross unrealized loss, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the nine months ended September 30, 2022, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions.  For the nine months ended September 30, 2022, KICO paid dividends of $1,500,000 to us.  On October 27, 2022, KICO entered a sale-leaseback transaction whereby KICO sold substantially all its fixed assets for approximately $8,100,000. Subsequent to the closing of the sale-leaseback transaction, KICO paid a dividend of $3,000,000 to us.  In addition, on October 17, 2022 we entered into a seven year loan agreement with KICO with regard to a loan from KICO to us in the amount of $6,450,000.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 to our condensed consolidated financial statements – Investments, for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is June 30, 2022, and are due and payable within 90 days of borrowing. The maximum allowable advance as of September 30, 2022, based on the net admitted assets as of June 30, 2022, was approximately $12,414,000. Advances are limited to 85% of the amount of available collateral, which was approximately $10,534,000 as of September 30, 2022. There were no borrowings under this facility during the nine months ended September 30, 2022.

On December 19, 2017, we issued $30 million of our 5.50% Senior Unsecured Notes due December 30, 2022. As of September 30, 2022, invested assets and cash in our holding company was approximately $2,416,000. See Notes 2 and 7 to our condensed consolidated financial statements included in this Quarterly Report for a discussion of our plans with regard to the satisfaction of the debt.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine months ended June 30,	2022	2021

Cash flows (used in) provided by:
Operating activities	$(7,921,438)	$29,079,787
Investing activities	398,911	(9,297,954)
Financing activities	(1,656,865)	(3,137,487)
Net (decrease) increase in cash and cash equivalents	(9,179,392)	16,644,346
Cash and cash equivalents, beginning of period	24,290,598	19,463,742
Cash and cash equivalents, end of period	$15,111,206	$36,108,088

Net cash used in operating activities was $7,921,000 in Nine Months 2022 as compared to $29,080,000 provided by operating activities in Nine Months 2021. The $37,001,000 decrease in cash flows provided by operating activities in Nine Months 2022 as compared to Nine Months 2021 was primarily the result of a decrease in cash arising from net fluctuations in operating assets and liabilities, partially offset by net loss (adjusted for non-cash items) of $4,927,000. The increase in cash used in operating activities is also attributable to the payment of $13,245,000 to reinsurers in Nine Months 2022 pursuant to the inception of our quota share reinsurance treaty, effective December 31, 2021. In addition, the increase of reinsurance recoverables by $19,073,000 also contributed to the increase in cash used during Nine Months 2022.  The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash provided by investing activities was $399,000 in Nine Months 2022 compared to $9,298,000 used in investing activities in Nine Months 2021. In Nine Months 2022, we had net investing activity provided by our investment portfolio of $3,741,000, compared to $6,375,000 used in Nine Months 2021 resulting in a $10,116,000 increase in net cash provided by investing activities.  In addition, we increased our acquisition of fixed assets by $419,000 in Nine Months 2022 compared to Nine Months 2021.

Net cash used in financing activities was $1,657,000 in Nine Months 2022 compared to $3,137,000 used in Nine Months 2021. The $1,481,000 decrease in net cash used in financing activities was attributable to the purchase of treasury stock of $1,672,000 in Nine Months 2021 partially offset by an increase in withholding taxes paid on the vesting of restricted stock awards in Nine Months 2022 compared to Nine Months 2021.

Reinsurance

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”).

Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2022 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2022. Effective October 20, 2021, we entered into a stub catastrophe reinsurance treaty covering the period from October 20, 2021 through December 31, 2021. The treaty provides reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

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

73

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

Nine Months 2022 included elevated economic inflation, which resulted in a significant increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities, which lowered our stockholders’ equity materially for Nine Months 2022. The higher economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our profitability.

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

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

KINGSTONE COMPANIES, INC.

Dated: November 14, 2022	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: November 14, 2022	By:	/s/ Richard Swartz
Richard Swartz
Principal Financial Officer

