Form 10-K
period 2022-12-31
KINGSTONE COMPANIES, INC.
filed 2023-03-31
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10-D1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $37,666,345 based on the closing sale price as reported on the Nasdaq Capital Market.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 21, 2023, there were 10,755,564 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward‑looking statements contained in this Annual Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to, the risks and uncertainties discussed in Part I Item 1A (“Risk Factors”) of this Annual Report.

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

In addition, through our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, we access alternative distribution channels. See “Distribution” below for a discussion of our distribution channels. Cosi receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid. Net Cosi revenue is deducted against commission expense and Cosi-related expenses are included in other operating expenses. Cosi-related operating expenses are not included in our stand-alone insurance underwriting business and, accordingly, its expenses are not included in the calculation of our combined ratio as described below.

Recent Developments

Developments During 2022

•	Debt Exchange

On December 9, 2022, we entered into a Note and Warrant Exchange Agreement (the “Exchange Agreement”) with several holders (the “Exchanging Noteholders”) of our outstanding 5.50% Senior Notes due 2022 (the “2017 Notes”). On the date of the Exchange Agreement, the Exchanging Noteholders held 2017 Notes in the aggregate principal amount of $21,545,000 of the $30,000,000 aggregate principal amount of 2017 Notes then outstanding.

At the closing of the Exchange Agreement, the Exchanging Noteholders exchanged their respective 2017 Notes for, among other things, new 12.0% Senior Notes due December 30, 2024 in the aggregate principal amount of $19,950,000 (the “2022 Notes”).

•	Catastrophe Reinsurance Coverage

Effective July 1, 2022, KICO decreased the top limit of its catastrophe reinsurance coverage from $500,000,000 to $345,000,000, which, at the time, equated to more than a 1-in-100 year storm event according to the primary industry catastrophe model that we follow.

•	A.M. Best Rating

In July 2022, A.M. Best downgraded KICO’s financial strength rating from B+ (Good) to B (Fair) and Long-Term Issuer Credit Rating (ICR) from “bbb-” (Good) to “bb” (Fair) due to a significant deterioration in KICO’s risk-adjusted capitalization. Such deterioration was driven by a sizeable increase in KICO’s net probable maximum loss (PML) as a result of its latest reinsurance renewal and a decline in surplus from weather-related losses and dividend payments by KICO in 2022. The outlook for each of these credit ratings was revised to “negative” from “stable”. Concurrently, A.M. Best’s public rating for Kingstone Companies, Inc. was withdrawn.

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

Additionally, our subsidiary, Cosi, a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

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

 For the year ended December 31, 2022, our gross written premiums totaled $201.2 million, an increase of 10.8% from the $181.7 million in gross written premiums for the year ended December 31, 2021.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners and dwelling fire multi-peril, cooperative/condominiums, renters, and personal umbrella policies. Personal lines policies accounted for 93.5% of our gross written premiums for the year ended December 31, 2022.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs, primarily based in New York City. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 6.4% of our gross written premiums for the year ended December 31, 2022.

Other - We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.1% of our gross written premiums for the year ended December 31, 2022.

Our Competitive Strengths

Long History of Operations

KICO has been in operation in the State of New York for over 135 years. We have consistently sought to grow the amount of profitable business that we write by introducing new products, increasing volume written with our Select producers in existing markets, and developing new producer relationships and markets. KICO has earned an underwriting profit in six of the past ten years, including in 2012 and 2013 when our financial results were adversely impacted by Superstorm Sandy. The extensive heritage of our insurance company subsidiary and our commitment to the markets in which we operate is a competitive advantage with producers and insureds.

Strong Producer Relationships

Within our producers’ offices, we compete with other property and casualty insurance carriers available to those producers. We carefully select the producers that distribute our insurance policies and continuously monitor and evaluate their performance. We believe our insurance producers value their relationships with us because we provide excellent, consistent personal service coupled with competitive rates and commission levels. We have consistently been rated by insurance producers as above average in the important areas of underwriting, claims handling and service.

We offer our Select producers access to a variety of personal lines and specialty products, including some that are unique to us. We provide a multi-policy discount on homeowners policies in order to attract and retain more of this multi-line business. We have had a consistent presence in the New York market and our producers value the longevity of the relationship. We believe that the excellent service provided to our Select producers, our broad product offerings, our competitive prices and our financial stability provide a strong foundation for profitable growth.

Sophisticated Pricing, Underwriting and Risk Management Practices

We believe that a significant underwriting advantage exists due to our local market presence and expertise. Our underwriting process evaluates and screens out certain risks based on their prior loss experience, cost of reinsurance, property condition, insurance scoring and driving record, and then is augmented by information collected from physical property inspections. We maintain certain policy exclusions that reduce our exposure to risks that can create severe losses. We target a preferred risk profile in order to reduce adverse selection from risks seeking the lowest premiums and minimal coverage levels.

Our underwriting procedures, premiums and policy terms support the goal of underwriting profitability of our personal lines policies. We adhere to a quarterly indication process and perform a rate review in each state and for each product at least annually.  In 2022, we introduced our new Select homeowners, condo/tenant and dwelling fire programs in New York.  This product incorporates by-peril rating and a host of new data sources to better match rate to risk.  We have also updated property replacement costs to address inflation.

 We manage coastal risk exposure through the use of individual catastrophe risk scoring, the inclusion of hurricane deductibles, non-renewals and the prudent use of reinsurance. We measure our risk exposure regularly and adjust our underwriting to manage growth in our probable maximum loss (PML).

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

We continue to invest in improving our online application and quoting systems for our personal lines products. We have leveraged a paperless workflow management and document storage tool that has improved efficiency and reduced costs. We provide an online payment portal that allows producers and insureds to make payments and to view policy information for all of our products in one location. Our ability to control the growth of operating and other expenses while expanding our operations and growing revenue is a key component of our business model and is important to our financial success.

In 2022, we completed the implementation of Kingstone 2.0, an effort to modernize the Company. Kingstone 2.0 included the establishment of a new claims system, the introduction of a new interface for our Select producers and the conversion of all personal lines policies to our new policy management system, among many other initiatives.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to target niche segments for which we have detailed expertise and can take advantage of market conditions. We monitor results on a regular basis and our Select producers are reviewed by management on at least a quarterly basis.

We believe that our rates are appropriately competitive with other carriers in our target markets. We do not seek to grow by competing based solely upon price. We seek to develop long-term relationships with our Select producers who understand and appreciate the path we have chosen. We carefully underwrite our business utilizing industry claims databases, insurance scoring reports, physical inspection of risks and other individual risk underwriting tools. We write homeowners and dwelling fire business in coastal markets and are cognizant of our exposure to hurricanes. We have mitigated this risk through appropriate catastrophe reinsurance and application of hurricane deductibles. We handle claims fairly while ensuring that coverage provisions and exclusions are properly applied. Our claims and underwriting expertise supports our ability to grow our profitable business.

Distribution

We generate business through our relationships with over 700 producers. We carefully select our producers by evaluating numerous factors such as their need for our products, premium production potential, loss history with other insurance companies that they represent, product and market knowledge, and agency size. We only distribute through agents and have never sought to distribute our products direct to the consumer. We monitor and evaluate the performance of our producers through periodic reviews of volume and profitability. Our senior executives are actively involved in managing our producer relationships.

Each producer is assigned to a staff underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship and personal service received from their underwriters is a principal reason producers place their business with us. Our producers have access to a KICO producer interface and website portal that provides them the ability to quote risks for various products and to review policy forms and underwriting guidelines for all lines of business. We send out frequent “Producer Grams” in order to inform our producers of updates at KICO.

Competition; Market

The insurance industry is highly competitive. We constantly assess and make projections of market conditions and appropriate prices for our products, but we cannot fully know our profitability until all claims have been reported and settled.

Our policyholders are located primarily in the downstate regions of New York State, but we have grown into other Northeast markets, including New Jersey and Rhode Island during 2017 followed by Massachusetts in 2018 and Connecticut in 2019. In addition, we are licensed to write insurance policies in Maine, New Hampshire and Pennsylvania.

In 2022, we made the decision to reduce our footprint outside New York due to profitability concerns. We entered these states to diversify Kingstone’s footprint starting in 2017, and they have had a disproportionate impact on our underwriting results, especially in 2022.  We have attempted to address these challenges and achieve profitability with a series of rate and underwriting actions, but the impact we have worked towards was largely nullified by inflation. In addition to a new business moratorium in Massachusetts, New Jersey and Rhode Island, we have been actively non-renewing policies subject to regulatory constraints and have materially lowered commission rates to our producers. These actions should reduce the size of our portfolio outside New York materially.

In 2022, KICO was the 15th largest writer of homeowners insurance in the State of New York, according to data compiled by S&P Capital IQ. Based on the same data, in 2022, we had a 1.6% market share for this business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York and other states. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in Northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region. Additionally, some of our largest competitors historically have stopped writing business this year.

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

Loss reserves fall into two categories: case reserves for reported losses and LAE associated with specific reported claims, and reserves for losses and LAE that are incurred but not reported. We establish these two categories of loss reserves as follows:

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

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2022	2021

Balance at beginning of period	$94,948,745	$82,801,228
Less reinsurance recoverables	(10,637,679)	(20,154,251)
Net balance, beginning of period	84,311,066	62,646,977

Incurred related to:
Current year	85,690,180	101,987,855
Prior years	2,699,862	(15,259)
Total incurred	88,390,042	101,972,596

Paid related to:
Current year	49,602,585	60,171,695
Prior years	32,418,510	20,136,812
Total paid	82,021,095	80,308,507

Net balance at end of period	90,680,013	84,311,066
Add reinsurance recoverables	27,659,500	10,637,679
Balance at end of period	$118,339,513	$94,948,745

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development of reserves held as of each calendar year-end from 2012 through 2022.

The first section of the table reflects the changes in our loss and LAE reserves after each subsequent calendar year of development. The table displays the re-estimated values of incurred losses and LAE at each succeeding calendar year-end, including payments made during the years indicated. The second section of the table shows by year the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. An example with respect to the net loss and LAE reserves of $12,065,000 as of December 31, 2012 is as follows. By December 31, 2014 (two years later), $8,833,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2012. The re-estimated ultimate reserves two years later for those claims as of December 31, 2012 had grown to $16,875,000.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2022, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	12,065	17,139	21,663	23,170	25,960	32,051	40,526	64,770	62,647	84,311	90,680
Net reserve estimated as of One year later	13,886	18,903	21,200	23,107	25,899	33,203	51,664	64,811	62,632	87,011
Two years later	16,875	18,332	21,501	24,413	26,970	42,723	55,145	65,113	65,339
Three years later	16,624	18,687	22,576	25,509	33,298	43,780	56,346	67,291
Four years later	16,767	19,386	23,243	28,638	33,342	43,973	58,048
Five years later	16,985	19,449	25,442	28,506	33,120	43,774
Six years later	16,959	20,265	25,353	28,849	32,936
Seven years later	17,198	20,069	25,445	28,734
Eight years later	17,089	20,129	25,324
Nine years later	17,101	19,963
Ten years later	16,974
Net cumulative redundancy (deficiency)	(4,909)	(2,824)	(3,661)	(5,564)	(6,976)	(11,723)	(17,522)	(2,521)	(2,692)	(2,700)

(in thousands of $)	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	4,804	6,156	8,500	8,503	9,900	15,795	23,075	27,454	20,137	32,419
Two years later	8,833	10,629	12,853	14,456	17,187	26,168	35,924	35,142	30,262
Three years later	11,873	13,571	16,564	19,533	23,484	32,704	40,264	42,365
Four years later	13,785	16,166	19,838	22,816	27,203	35,510	45,085
Five years later	15,479	17,262	21,976	25,210	28,833	37,846
Six years later	15,882	18,265	23,280	26,298	30,141
Seven years later	16,152	18,954	24,146	26,945
Eight years later	16,516	19,511	24,633
Nine years later	16,667	19,635
Ten years later	16,709

Net reserve -
December 31,	12,065	17,139	21,663	23,170	25,960	32,051	40,526	64,770	62,647	84,311	90,680
* Reinsurance Recoverable	18,420	17,364	18,250	16,707	15,777	16,749	15,671	15,728	20,154	10,638	27,660
* Gross reserves -
December 31,	30,485	34,503	39,913	39,877	41,737	48,800	56,197	80,499	82,801	94,949	118,340

Net re-estimated reserve	16,974	19,963	25,324	28,734	32,936	43,774	58,048	67,291	65,339	87,011
Re-estimated reinsurance recoverable	28,161	22,215	23,368	21,374	20,694	20,853	19,024	15,447	19,443	10,942
Gross re-estimated reserve	45,135	42,178	48,692	50,108	53,630	64,627	77,072	82,738	84,782	97,953

Gross cumulative redundancy (deficiency)	(14,650)	(7,675)	(8,779)	(10,231)	(11,893)	(15,827)	(20,875)	(2,239)	(1,981)	(3,004)

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

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).

Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold. The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Our maximum net retention under the quota share and excess of loss treaties for any one personal lines occurrence for dates of loss on or after December 31, 2020 through December 30, 2021 was $1,000,000. Effective December 31, 2021 through January 1, 2023, our maximum net retention under the 2021/2023 Treaty decreased to $700,000. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provides 50% reinsurance coverage for losses, other than from a named storm, of $400,000 in excess of $600,000. Our maximum net retention for any one personal lines occurrence is further reduced from $700,000 to $500,000. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Our maximum net retention under the excess of loss treaties for any one commercial general liability occurrence for dates of loss on or after July 1, 2020 is $750,000.

We previously earned ceding commission revenue under the quota share reinsurance treaties based on a provisional commission rate on all premiums ceded to the reinsurers as adjusted by a sliding scale based on the ultimate treaty year loss ratios on the policies reinsured under each agreement. The sliding scale provided minimum and maximum ceding commission rates in relation to specified ultimate loss ratios. Under the 2021/2023 Treaty, KICO received a fixed provisional rate with no adjustment for sliding scale contingent commissions. Under the 2023/2024 Treaty, KICO will receive a fixed provisional rate with no adjustment for sliding scale contingent commissions.

The 2021/2023 Treaty and 2023/2024 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior treaties. Under a “net” arrangement, all catastrophe reinsurance coverage is purchased directly by us. Since we pay for all of the catastrophe coverage, none of the losses covered under a catastrophic event will be included in the quota share ceded amounts.

In 2022, we purchased catastrophe reinsurance to provide coverage of up to $345,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-100 year storm event. Effective October 18, 2021, we entered into a stub catastrophe reinsurance treaty (“Stub Treaty”) covering the period from October 18, 2021 through December 31, 2021. The Stub Treaty provided reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. The Stub Treaty reduced direct retention to $5,000,000 during the period it was in effect. Effective December 31, 2021 through January 1, 2023, losses on personal lines policies are subject to the 2021/2023 Treaty, which covered 26% of catastrophe losses and resulted in a net retention by us of $7,400,000 of exposure per catastrophe occurrence. Effective January 1, 2023 through January 1, 2024, losses on personal lines policies are subject to the 2023/2024 Treaty, which will cover 12.5% of catastrophe losses and will result in a net retention by us of $8,750,000 of exposure per catastrophe occurrence. From July 1, 2020 through June 30, 2022, we had reinstatement premium protection on the first $70,000,000 layer of catastrophe coverage in excess of $10,000,000. Effective July 1, 2022 and through June 30, 2023, we have reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level.

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

KICO has a financial strength rating from A.M. Best of B (Fair). The Company’s previous ratings from A.M. Best (for Kingstone Companies, Inc.) and Kroll Rating Agency were withdrawn at the request of the Company. Other ratings assigned to KICO and previously assigned to Kingstone by A.M. Best and Kroll Bond Rating Agency were as follows:

Kingstone
	KICO	Companies

A.M. Best Long-Term issuer credit rating (ICR)	bb (negative outlook)	b- (negative outlook)
A.M. Best Long-Term issue credit rating (IR) $30.0 million, 5.50% senior unsecured notes due Dec. 30, 2022	n/a	bb- (stable outlook)
Kroll Bond Rating Agency insurance financial strength rating (IFSR)	BBB+ (negative outlook)	n/a
Kroll Bond Rating Agency issuer rating	n/a	BB+ (negative outlook)

Catastrophe Losses

In 2022 we had catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers. Our predominant market, downstate New York, was affected by several events during 2022, none of which were named storms. The effects of catastrophes during 2022 increased our net loss ratio by 6.7 percentage points in such year. Our predominant market, downstate New York, was affected by several events during 2021, including three named storms. The remnants of Hurricane Ida, included as one of the named storms, increased our loss ratio by 7.1 percentage points. The effects of this catastrophe and other catastrophes during 2021 increased our net loss ratio by 10.3 percentage points in such year.

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

Change of Control

The insurance holding company laws of the state of New York require approval by the DFS for any change of control of an insurer. “Control” is generally defined as the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of the company, whether through the ownership of voting securities, by contract or otherwise. Control is generally presumed to exist through the direct or indirect ownership of 10% or more of the voting securities of a domestic insurance company or any entity that controls a domestic insurance company; however, the ownership of less than 10% of such voting securities could constitute control under certain circumstances. Any future transactions that would constitute a change of control of KICO, including a change of control of Kingstone Companies, Inc., would generally require the party acquiring control to obtain the approval of the DFS (and in any other state in which KICO may operate). Obtaining these approvals may result in the material delay of, or deter, any such transaction. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Kingstone Companies, Inc., including through transactions, and in particular unsolicited transactions, that some or all of our stockholders might consider to be desirable.

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

In 2017, the DFS implemented new comprehensive cybersecurity regulations, which became effective on March 1, 2017, with transitional implementation periods. The regulations require covered entities, including KICO, to establish a cybersecurity policy, a chief information security officer (“CISO”), oversight over third party service providers, penetration and vulnerability assessments, secure systems to maintain an audit trail, risk assessments to include access privileges to nonpublic information, use of multi-factor authentication, and an incident response plan, among other provisions. KICO must annually certify compliance to the DFS with the applicable cybersecurity regulatory provisions. Annual certifications are due April 15. Recently, the DFS has provided additional guidance on ransomware, and potential cyber-attacks from Russia’s invasion of Ukraine.

In October 2022, the DFS issued proposed amendments updating the 2017 cyber regulations. The amendments would require all covered entities’ written cybersecurity policy be approved at least annually by the body’s directors or committee thereof, require that a covered entity’s CISO have sufficient authority to ensure that cybersecurity risks are appropriately managed, and require the CISO to report material cybersecurity issues. Covered entities would be further required under the amendments to implement asset inventory management, develop and implement a business continuity and disaster recovery plan, and maintain backups protected from unauthorized alterations or destruction. The proposed regulation updates certain cybersecurity event reporting requirements, including notice and explanation of extortion payments, and amends the April 15 annual reporting requirement to include a written acknowledgment of any areas of noncompliance and remediation plans signed by the entity’s highest-ranking executive and CISO. Finally, the proposed regulation updates the factors the Superintendent may consider in assessing violations.

In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. It established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In December 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States”, which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers.) In its September 2022 Annual Report on the Insurance Industry (the “Report”), the FIO provided an overview of its statutory responsibilities and its role. The Report then summarized the FIO’s key activities since those described in its prior Annual Report on the Insurance Industry. The Report observed that, in 2021, the property/casualty sector direct premium written was $798 billion, a 9% growth over 2020 levels, the highest annual growth in the past decade. In September 2021, the FIO issued a Preemption Report. This document noted “that during the fiscal year ending September 30, 2021, FIO did not take any action regarding the preemption of any state insurance measures that were inconsistent with a covered agreement.” In addition to reviewing the financial status of the property/casualty industry, the Report includes Topical Updates and FIO activities, climate change, mitigation and resilience and Cyber Risks, Ransomware, and Cyber Insurance.

On December 20, 2020, the Terrorism Risk Insurance Program Reauthorization Act of 2019 was enacted and is now scheduled to expire on December 31, 2027. The Terrorism Risk Insurance Program serves as a federal “backstop” for insurance claims related to acts of terrorism.

On November 15, 2021, the DFS issued its final Guidance for New York Domestic Insurers On Managing the Financial Risks from Climate Change. On June 15, 2022, the DFS released its 2021 annual report. The report references the creation of a standalone Climate Division, which was the source of the aforementioned guidance.

In 2021, the Governor of the State of New York signed into law, effective January 28, 2022 and subsequently clarified by law taking effect March 15, 2023, legislation that seeks to prevent homeowner insurers from discriminating solely on the basis of breed of dog.

In 2021, the Comprehensive Insurance Disclosure Act was enacted in New York State. This law, as amended by a subsequent chapter amendment, requires any defendant to provide to the plaintiff, within a limited timeframe, proof of existence and the contents of any insurance agreement under which any person or entity may be liable to satisfy part or all of a judgment and details what the information and documentation includes. The new law applies to actions commenced on or after December 31, 2021.

In 2022, the New York legislature passed legislation to greatly expand wrongful death actions. This bill sought to expand the categories of claimants and scope of losses for which a wrongful death lawsuit could be brought. The bill was vetoed in January 2023, but observers suspect the substance of the bill may reappear for future consideration.

State Regulatory Examinations

As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The DFS has notified KICO that it will commence an examination of KICO in 2023 for the years 2019 through 2022.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is above the ACL and is in compliance with New York’s RBC requirements as of December 31, 2022.

Dividend Limitations

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends may be paid, without the need for DFS approval, from unassigned surplus and are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends by KICO paid during such period. See Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”) – Dividends of this Annual Report for a further discussion as to KICO’s ability to pay dividends to us.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2022, KICO had three ratios outside the usual range.

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

Statutory accounting practices established by the NAIC and adopted in part by New York insurance regulators determine, among other things, the amount of statutory surplus and statutory net income of KICO and thus determine, in part, the amount of funds that are available for KICO to pay dividends to Kingstone Companies, Inc.

Legal Structure

We were incorporated in 1961 and assumed the name DCAP Group, Inc. in 1999. On July 1, 2009, we changed our name to Kingstone Companies, Inc.

Employees

As of December 31, 2022, we had 95 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Risks Related to Our Business

The impact of pandemics and other public health issues (like COVID-19) and related risks could materially affect our results of operations, financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to COVID-19 began to impact the global economy and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 may not emerge for some time. Risks presented by the ongoing effects of COVID-19 include, among others, the following:

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

Adverse Legislative and/or Regulatory Action. Federal, state and local government actions to address and contain the impact of pandemic and other public health issues (like COVID-19) may adversely affect us. For example, we may be subject to legislative and/or regulatory action that seeks to retroactively mandate coverage for losses which our insurance policies were not designed or priced to cover. Currently, in some states there is proposed legislation to require insurers to cover business interruption claims irrespective of terms, exclusions or other conditions included in the policies that would otherwise preclude coverage. Regulatory restrictions or requirements could also impact pricing, risk selection and our rights and obligations with respect to our policies and insureds, including our ability to cancel or non-renew policies and our right to collect premiums.

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

Because of the exposure of our property and casualty business to catastrophic events and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We currently have catastrophe reinsurance coverage with regard to losses of up to $345,000,000 ($335,000,000 in excess of $10,000,000). Effective January 1, 2023, $10,000,000 of losses in a catastrophe are subject to a quota share reinsurance treaty, which covers 12.5% of catastrophe losses such that we retain $8,750,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $335,000,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

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

The financial strength rating assigned to our insurance subsidiary will impact our revenues and earnings.

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

Our ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, the rating agencies. In July 2022, A.M. Best lowered the financial strength rating of KICO from “B+” (Good) to “B” (Fair). The outlook of A.M. Best’s credit rating is negative. Concurrently, A.M. Best’s public rating for Kingstone Companies, Inc. was withdrawn.

Management believes that A.M. Best’s financial strength rating is more significant with regard to commercial liability insurance, as opposed to personal lines business. Since we have discontinued our commercial lines business, we believe that A.M. Best’s rating action will not result in a material decrease in the amount of business that KICO will be able to write. Also, KICO has a Demotech financial stability rating of A (Exceptional) which generally makes its policies acceptable to mortgage lenders that require homeowners to purchase insurance from highly-rated carriers.

However, the prior A.M Best ratings downgrade has resulted in a material decrease in the business of our subsidiary, Cosi, a multi-state licensed general agency that had partnered with name-brand carriers which require an A.M. Best “A-” rating from its partners.

The failure to comply with certain financial covenants could result in a default with regard to our debt due on December 30, 2024.

On December 9, 2022, we entered into a Note and Warrant Exchange Agreement (the “Exchange Agreement”) with several holders (the “Exchanging Noteholders”) of our outstanding 5.50% Senior Notes due 2022 (the “2017 Notes”). On the date of the Exchange Agreement, the Exchanging Noteholders held 2017 Notes in the aggregate principal amount of $21,545,000 of the $30,000,000 aggregate principal amount of 2017 Notes then outstanding.

At the closing of the Exchange Agreement, the Exchanging Noteholders exchanged their respective 2017 Notes for, among other things, new 12.0% Senior Notes due December 30, 2024 in the aggregate principal amount of $19,950,000 (the “2022 Notes”). Pursuant to the Exchange Agreement, we are required to satisfy certain financial covenants, among other covenants, related to our performance. In the event we do not satisfy such covenants, the holders of the 2022 Notes could declare a default and seek to accelerate the due date for payment, among other remedies.

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

We purchase reinsurance to reduce our net liability on individual risks, to protect against possible catastrophes, to remain within a target ratio of net premiums written to policyholders’ surplus and to expand our underwriting capacity. Participation in reinsurance arrangements does not relieve us from our obligations to policyholders. Our personal lines catastrophe reinsurance program was designed, utilizing our risk management methodology, to address our exposure to catastrophes. Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be given that reinsurance will remain continuously available to us on terms and rates that are commercially reasonable. For example, our ability to afford reinsurance to reduce our catastrophe risk may be dependent upon our ability to adjust premium rates for its cost, and there are no assurances that the terms and rates for our current reinsurance program will continue to be available in the future. If we are unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient and at prices that we consider acceptable, we will have to either accept an increase in our exposure risk, reduce our insurance writings or seek other alternatives.

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

Applicable insurance laws regarding the change of control of our company may impede potential acquisitions that our stockholders might consider desirable.

We are subject to statutes and regulations of the state of New York which generally require that any person or entity desiring to acquire direct or indirect control of KICO, our insurance company subsidiary, obtain prior regulatory approval. In addition, a change of control of Kingstone Companies, Inc. would require such approval. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions. Some of our stockholders might consider such transactions to be desirable. Similar regulations may apply in other states in which we may operate.

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

The New York State Department of Financial Services (the “DFS”) imposes risk-based capital requirements on insurance companies to ensure that insurance companies maintain appropriate levels of surplus to support their overall business operations and to protect customers against adverse developments, after taking into account default, credit, underwriting and off-balance sheet risks. If the amount of our capital falls below certain thresholds, we may face restrictions with respect to soliciting new business and/or keeping existing business. Similar regulations apply in other states in which we operate.

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

Approximately 81% of our revenue is currently derived from sources located in the State of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the state. Changes in any of these conditions could make it costlier or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

We are highly dependent on a relatively small number of insurance brokers for a large portion of our revenues.

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. For the year ended December 31, 2022, 38 brokers provided a total of 40% of our total gross premiums written. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

We are a holding company and a legal entity separate and distinct from our operating subsidiary, KICO. As a holding company with limited operations of our own, currently the principal sources of our funds are dividends and other payments from KICO. Consequently, we must rely on KICO for our ability to repay debts, pay expenses and pay cash dividends to our stockholders.

State insurance laws limit the ability of KICO to pay dividends from unassigned surplus and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2022, KICO could not pay any dividends to us without prior regulatory approval due to negative unassigned surplus of approximately $5,069,000. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies. Our ability to pay interest and principal on the 2022 Notes as they come due may be limited by these regulatory constraints.

We may not be able to generate sufficient cash to service our debt obligations, including the 2022 Notes.

Our ability to make payments on our indebtedness, including the 2022 Notes, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a sufficient level of cash flows from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness.

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

Our future success will depend, in part, upon the efforts of Barry Goldstein, our President, Chief Executive Officer and Executive Chairman, and Meryl Golden, our Chief Operating Officer and KICO’s President. The loss of Mr. Goldstein or Ms. Golden or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition prevailing in the market for qualified personnel. Mr. Goldstein and we are parties to an employment agreement which expires on December 31, 2024. Ms. Golden and we are parties to an employment agreement which also expires on December 31, 2024.

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

Risks Related to Our Common Stock

Our stock price may fluctuate significantly and be highly volatile and this may make it difficult for stockholders to resell shares of our common stock at the volume, prices and times they find attractive.

The market price of our common stock could be subject to significant fluctuations and be highly volatile, which may make it difficult for stockholders to resell shares of our common stock at the volume, prices and times they find attractive. There are many factors that will impact our stock price and trading volume, including, but not limited to, the factors listed above under “Risks Related to Our Business.”

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

The trading volume in our common stock has been limited. As a result, stockholders may not experience liquidity in their investment in our common stock, thereby potentially limiting their ability to resell their shares at the volume, times and prices they find attractive.

Our common stock is currently traded on The Nasdaq Capital Market (“Nasdaq”). Our common stock has substantially less liquidity than the average trading market for many other publicly traded insurance and other companies. An active trading market for our common stock may not develop or, if developed, may not be sustained. Such stocks can be more volatile than stocks trading in an active public market. Therefore, stockholders have reduced liquidity and may not be able to sell their shares at the volume, prices and times that they desire.

There may be future issuances or resales of our common stock which may materially and adversely affect the market price of our common stock.

Subject to any required state insurance regulatory approvals, we are not restricted from issuing additional shares of our common stock in the future, including securities convertible into, or exchangeable or exercisable for, shares of our common stock. Our issuance of additional shares of common stock in the future will dilute the ownership interests of our then existing stockholders.

We have effective registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), covering an aggregate of 1,400,000 shares of our common stock issuable under our 2014 Equity Participation Plan (the “2014 Plan”).

As of December 31, 2022, options to purchase 107,201 shares of our common stock, and 366,597 shares subject to unvested restricted stock grants, were outstanding under the 2014 Plan and 351,445 shares were reserved for issuance thereunder. The shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by our affiliates. As of December 31, 2022, there were also outstanding warrants for the purchase of 969,525 shares of our common stock. The shares issuable pursuant to an exercise of the warrants may be freely tradeable in the public market under certain circumstances.

The sale of a substantial number of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock, whether directly by us, by selling stockholders in future offerings or by our existing stockholders in the secondary market, the perception that such issuances or resales could occur or the availability for future issuances or resale of shares of our common stock or securities convertible into, or exchangeable or exercisable for, shares of our common stock could materially and adversely affect the market price of our common stock and our ability to raise capital through future offerings of equity or equity-related securities on attractive terms or at all.

In addition, our board of directors is authorized to designate and issue preferred stock without further stockholder approval, and we may issue other equity and equity-related securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to support operations and growth, to maintain our capital ratios, and to comply with any future changes in regulatory standards.

Our executive officers and directors own a substantial number of shares of our common stock. This will enable them to significantly influence the vote on all matters submitted to a vote of our stockholders.

As of March 21, 2023, our executive officers and directors beneficially owned 1,119,165 shares of our common stock, representing 10.4% of the outstanding shares of our common stock.

Accordingly, our executive officers and directors, through their beneficial ownership of our common stock, will be able to significantly influence the vote on all matters submitted to a vote of our stockholders, including the election of directors, amendments to our restated certificate of incorporation or amended and restated bylaws, mergers or other business combination transactions and certain sales of assets outside the usual and regular course of business. The interests of our executive officers and directors may not coincide with the interests of our other stockholders, and they could take actions that advance their own interests to the detriment of our other stockholders.

Anti-takeover provisions and the regulations to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.

We are a holding company incorporated in Delaware. Anti-takeover provisions in Delaware law and our restated certificate of incorporation and bylaws, as well as regulatory approvals required under state insurance laws, could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their shares of common stock. Our certificate of incorporation provides that our board of directors may issue up to 2,500,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the board of directors may deem appropriate. These provisions, the control of our executive officers and directors over the election of our directors, and other factors may hinder or prevent a change in control, even if the change in control would be beneficial to, or sought by, our stockholders.

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

Holders

As of March 21, 2023, there were 243 record holders of our common stock.

Dividends

Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. We paid a cash dividend in each quarter from September 2011 through September 2022. On November 11, 2022, our Board of Directors determined to suspend regular quarterly dividends in connection with the 2017 Notes refinancing and the need to retain cash to pay a portion of 2017 Notes due on December 30, 2022.

Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future dividends of any kind will be paid to holders of our common stock.

Our ability to pay dividends depends, in part, on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. These restrictions are related to surplus and net investment income. Without the prior approval of the DFS, dividends may be paid from unassigned surplus and are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2022, KICO had a negative unassigned surplus of $5,069,000 and will not be able pay any distributions to us without prior regulatory approval. See “Business – Government Regulation”, “Risk Factors – As a holding company, we are dependent on the results of operations of our subsidiary, KICO; there are restrictions on the payment of dividends by KICO” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1, 1A and 7, respectively, of this Annual Report.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products to individuals through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are actively writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the year ended December 31, 2022, 80.6% of KICO’s direct written premiums came from the New York policies.

In addition, our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid (“Net Cosi Revenue”). Commission expense is reduced by Net Cosi Revenue and Cosi-related operating expenses are included in other operating expenses. Cosi-related operating expenses are not included in our stand-alone insurance underwriting business and, accordingly, Cosi’s expenses are not included in the calculation of our combined ratio as described below.

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

Principal Revenue and Expense Items

Net premiums earned: Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2022, we would earn half of the premiums in 2022 and the other half in 2023.

Ceding commission revenue: Commissions on reinsurance premiums ceded to quota share treaties are earned in a manner consistent with the recognition of the direct acquisition costs of the underlying insurance policies, generally on a pro-rata basis over the terms of the policies reinsured.

Net investment income and net gains (losses) on investments: We invest in cash and cash equivalents, short-term investments, fixed-maturity and equity securities, and other investments. Our net investment income includes interest and dividends earned on our invested assets, less investment expenses. Net realized gains and losses on our investments are reported separately from our net investment income. Net realized gains occur when our investment securities are sold for more than their costs or amortized costs, as applicable. Net realized losses occur when our investment securities are sold for less than their costs or amortized costs, as applicable, or are written down as a result of other-than-temporary impairment. We classify our fixed-maturity securities as either available-for-sale or held-to-maturity. Net unrealized gains (losses) on those securities classified as available-for-sale are reported separately within accumulated other comprehensive (loss) income on our balance sheet while our equity securities and other investments report changes in fair value through earnings. See Note 2 in the accompanying consolidated financial statements for a further discussion of our accounting policies following Item 16 of this Annual Report.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of December 31, 2022 and 2021, there were no commercial liability policies in-force. As of December 31, 2022, these expired policies represent approximately 17.9% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred income taxes, the impairment of investment securities, and the valuation of warrants. See Note 2 to the consolidated financial statements following Item 16 of this Annual Report.

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

	Years ended December 31,
($ in thousands)	2022	2021	Change	Percent
Revenues
Direct written premiums	$201,255	$181,665	$19,590	10.8%
Assumed written premiums	-	-	-	na %
	201,255	181,665	19,590	10.8%
Ceded written premiums
Ceded to quota share treaties (1)	47,409	23,510	23,899	101.7%
Ceded to excess of loss treaties	3,880	2,613	1,267	48.5%
Ceded to catastrophe treaties	27,906	26,787	1,119	4.2%
Total ceded written premiums	79,195	52,910	26,285	49.7%

Net written premiums	122,060	128,755	(6,695)	(5.2)%

Change in unearned premiums
Direct and assumed	(9,733)	(7,750)	(1,983)	(25.6)%
Ceded to quota share treaties (1)	2,058	22,877	(20,819)	(91.0)%
Change in net unearned premiums	(7,675)	15,127	(22,802)	150.7%

Premiums earned
Direct and assumed	191,522	173,915	17,607	10.1%
Ceded to reinsurance treaties	(77,137)	(30,033)	(47,104)	(156.8)%
Net premiums earned	114,385	143,882	(29,497)	(20.5)%

Ceding commission revenue (1)	19,319	90	19,229	21,365.6%
Net investment income	4,937	6,621	(1,684)	(25.4)%
Net (losses) gains on investments	(9,392)	9,787	(19,179)	na %
Other income	910	851	59	6.9%
Total revenues	130,159	161,231	(31,072)	(19.3)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	114,943	87,308	27,635	31.7%
Losses from catastrophes (2)	13,106	15,632	(2,526)	(16.2)%
Total direct and assumed loss and loss adjustment expenses	128,048	102,940	25,109	24.4%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	34,185	155	34,030	21,954.8%
Losses from catastrophes (2)	5,474	813	4,661	573.3%
Total ceded loss and loss adjustment expenses	39,658	968	38,691	3,996.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	80,758	87,153	(6,395)	(7.3)%
Losses from catastrophes (2)	7,632	14,819	(7,187)	(48.5)%
Net loss and loss adjustment expenses	88,390	101,973	(13,582)	(13.3)%

Commission expense	34,582	33,114	1,468	4.4%
Other underwriting expenses	26,697	26,254	443	1.7%
Other operating expenses	3,113	4,183	(1,070)	(25.6)%
Depreciation and amortization	3,300	3,290	10	0.3%
Interest expense	2,019	1,826	193	10.6%
Total expenses	158,102	170,640	(12,538)	(7.3)%

Loss before taxes	(27,942)	(9,409)	(18,533)	(197.0)%
Income tax benefit	(5,418)	(2,031)	(3,387)	(166.8)%
Net loss	$(22,525)	$(7,378)	$(15,147)	(205.3)%
(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.

(2)

The years ended December 31, 2022 and 2021 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Years ended December 31,
	2022	2021	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	77.3%	70.9%	6.4	9.0%
Net underwriting expense ratio	36.0%	40.6%	(4.6)	(11.3)%
Net combined ratio	113.3%	111.5%	1.8	1.6%

Direct Written Premiums

Direct written premiums during the year ended December 31, 2022 (“Year Ended 2022”) were $201,255,000 compared to $181,665,000 during the year ended December 31, 2021 (“Year Ended 2021”). The increase of $19,590,000, or 10.8%, was primarily due an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Year Ended 2022 were $188,105,000, an increase of $16,385,000, or 9.5%, from $171,720,000 in Year Ended 2021. The increase in premiums from our personal lines business was primarily due to rate increases, offset by a modest decrease in policies in force as of December 31, 2022 compared to December 31, 2021. Direct written premiums from our livery physical damage business for Year Ended 2022 were $12,993,000, an increase of $3,276,000, or 33.7%, from $9,717,000 in Year Ended 2021. The increase in livery physical damage direct written premiums was due to the declining effect of the COVID-19 pandemic in our geographic area.

Beginning in 2017 we started writing homeowners policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business. Direct written premiums from our Core business were $162,255,000 in Year Ended 2022 compared to $144,449,000 in Year Ended 2021. Direct written premiums from our Expansion business were $39,000,000 in Year Ended 2022 compared to $37,216,000 in Year Ended 2021.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). There was no quota share reinsurance treaty in effect in Year Ended 2021. Net written premiums decreased $6,695,000, or 5.2%, to $122,060,000 in Year Ended 2022 from $128,755,000 in Year Ended 2021. Net written premiums include direct and assumed premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Year Ended 2022, our premiums ceded under quota share treaties increased by $23,899,000 in comparison to ceded premiums in Year Ended 2021 (see table above). Our personal lines business was subject to the 2021/2023 Treaty in Year Ended 2022, compared to no personal lines quota share treaty in Year Ended 2021.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Year Ended 2022, our ceded excess of loss reinsurance premiums increased by $1,267,000 over the comparable ceded premiums for Year Ended 2021. The increase was due to an increase in subject premiums and additional coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. This results in an increase in premiums ceded under our catastrophe treaties provided that reinsurance rates are stable or are increasing. In Year Ended 2022, our premiums ceded under catastrophe treaties increased by $1,119,000 over the comparable ceded premiums in Year Ended 2021. Effective July 1, 2020, and continuing through June 30, 2021, our ceded catastrophe premiums were paid based on the total insured value of our risks calculated as of August 31, 2020. Effective July 1, 2021, and continuing through June 30, 2022, our ceded catastrophe premiums were paid based on the total insured value of our risks as of August 31, 2021. Effective July 1, 2022, and continuing through June 30, 2023, our ceded catastrophe premiums will be paid based on the total insured value of our risks as of August 31, 2022.

Net premiums earned

Net premiums earned decreased $29,497,000, or 20.5%, to $114,385,000 in Year Ended 2022 from $143,882,000 in Year Ended 2021. The decrease was due to the inception of the 2021/2023 Treaty on December 31, 2021. The decrease resulting from the 2021/2023 Treaty in Year Ended 2022 was partially offset by an increase in direct written premiums.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2022	2021	Change	Percent

Provisional ceding commissions earned	$19,106	$234	$18,872	8,065.0%
Contingent ceding commissions earned	214	(144)	358	n/a %

Total ceding commission revenue	$19,319	$90	$19,229	21,365.6%
(Columns in the table above may not sum to totals due to rounding)

Ceding commission revenue was $19,319,000 in Year Ended 2022 compared to $90,000 in Year Ended 2021. The increase of $19,229,000 was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Year Ended 2022 we earned provisional ceding commissions from personal lines earned premiums ceded under the 2021/2023 Treaty which was effective as of December 31, 2021. There was no personal lines quota share in effect in Year Ended 2021.

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

Net Investment Income

Net investment income was $4,937,000 in Year Ended 2022 compared to $6,621,000 in Year Ended 2021, a decrease of $1,684,000, or 25.4%. The decrease in investment income is partially attributable to a $766,000 reversal of prior years’ estimated accrued interest income stemming from an error in third party investment reporting. The decline of investment income is also attributable to the disposal of income bearing equity securities. The average yield on invested assets was 3.42% as of December 31, 2022 compared to 3.25% as of December 31, 2021.

Cash and invested assets were $191,046,000 as of December 31, 2022 compared to $237,885,000 as of December 31, 2021. The $46,839,000 decrease in cash and invested assets was primarily attributable to cash paid to reinsurers at the inception of the 2021/2023 Treaty, losses paid in connection with catastrophe losses incurred in 2021 and 2022 and unrealized losses on our investment portfolio.

Net (Losses) Gains on Investments

Net losses on investments were $(9,392,000) in Year Ended 2022 compared to net gains of $9,787,000 in Year Ended 2021. Unrealized losses on our equity securities and other investments in Year Ended 2022 were $(9,252,000), compared to net unrealized gains of $2,469,000 in Year Ended 2021. Realized losses on sales of investments were $(140,000) in Year Ended 2022 compared to realized gains of $7,318,000 in Year Ended 2021.

Other Income

Other income was $910,000 in Year Ended 2022 compared to $851,000 in Year Ended 2021, an increase of $59,000, or 6.9%.

Net Loss and LAE

Net loss and LAE was $88,390,000 for Year Ended 2022 compared to $101,973,000 for Year Ended 2021. The net loss ratio was 77.3% in Year Ended 2022 compared to 70.9% in Year Ended 2021, an increase of 6.4 percentage points.

                The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

The loss ratio for Year Ended 2022 was higher than Year Ended 2021 due to two factors. The predominant reason was the impact from climbing inflation leading to higher severity of claim settlements. A slightly elevated frequency of water damage claims was also observed, partially driven by winter-related claims resulting from freezing temperatures.

The estimated net catastrophe losses were $7,632,000 for Year Ended 2022, which contributed 6.7 points to the loss ratio. This was mostly driven by two winter events in the first quarter and one winter event (Winter Storm Elliott) in the fourth quarter. There were also another seven minor wind catastrophe events for Year Ended 2022, but the impact was not significant. As a comparison, catastrophe events had a loss ratio impact of 10.3 points for Year Ended 2021 due to a more active hurricane season including the named storm, Ida.

Prior years in total have unfavorable development of $2,700,000 for Year Ended 2022, driven mostly by large fire losses which occurred in 2021 and the volatility of liability claim settlements from the discontinued commercial multi-peril line. This contributed 2.4 points to the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $34,582,000 in Year Ended 2022 or 18.1% of direct earned premiums. Commission expense was $33,114,000 in Year Ended 2021 or 19.0% of direct earned premiums. The increase of $1,468,000 was primarily due to an increase in direct earned premiums of $17,607,000 to $191,522,000 offset in part by a reduction of commission rate on our Select products and the reduction to contingent commissions, which the producers now earn only if KICO has an operating profit.

Other Underwriting Expenses

Other underwriting expenses were $26,697,000, or 13.9% of direct earned premiums, in Year Ended 2022 compared to $26,254,000, or 15.1% of direct earned premiums, in Year Ended 2021. The increase of $443,000, or 1.7%, was primarily due to increases in expenses related to our growth in direct earned premiums, salaries, and our continuing initiative to reduce expenses with the use of technology, partially offset by decreases in professional fees, state insurance department fees, and policy management system fees as result of the completion of customized efficient policy management software which allowed us to eliminate multiple legacy systems.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $10,799,000 in Year Ended 2022 compared to $10,189,000 in Year Ended 2021. The increase of $610,000, or 6.0%, compares favorably with the 10.8% increase in direct written premiums. In the periods following Year Ended 2021, we invested in the hiring of higher-level managers and staff to implement our goals of modernization and efficiency, which we refer to as Kingstone 2.0.

Our net underwriting expense ratio in Year Ended 2022 was 36.0% compared to 40.6% in Year Ended 2021. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Years ended December 31,		Percentage
	2022	2021	Point Change
Other underwriting expenses
Employment costs	9.4%	7.1%	2.3
Underwriting fees (inspections/surveys)	1.7	1.3	0.4
IT expenses	3.9	3.2	0.7
Professional fees	1.3	1.2	0.1
Other expenses	7.0	5.5	1.5
Total other underwriting expenses	23.3	18.3	5.0

Commission expense	30.2	23.0	7.2

Ceding commission revenue
Provisional	(16.7)	(0.2)	(16.5)
Contingent	(0.2)	0.1	(0.3)
Total ceding commission revenue	(16.9)	(0.1)	(16.8)

Other income	(0.7)	(0.6)	(0.1)

Net underwriting expense ratio	36.0%	40.6%	(4.6)

(Components may not sum to totals due to rounding)

The overall 16.8 percentage point increase in the benefit from ceding commissions in Year Ended 2022 was driven by the increase in provisional ceding commission revenue due to the inception of the 2021/2023 Treaty on December 31, 2021. The components of our net underwriting expense ratio related to other underwriting expenses and commissions increased due to a higher percentage of our direct earned premiums in Year Ended 2022 being ceded due to the inception of the 2021/2023 Treaty.

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $3,113,000 for Year Ended 2022 compared to $4,183,000 for Year Ended 2021. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Years ended
	December 31,
($ in thousands)	2022	2021	Change	Percent

Other operating expenses
Employment costs	$(24)	$795	$(819)	na %
Bonuses	-	-	-	na
Equity compensation	1,393	1,905	(512)	(26.9)
Professional	411	348	63	18.1
Professional fees related to a previously contemplated acquisition of all of the outstanding equity of Kingstone	354	-	354	na
Directors fees	327	327	-	-
Insurance	154	212	(58)	(27.4)
Other expenses	499	597	(98)	(16.4)
Total other operating expenses	$3,114	$4,183	$(1,069)	(25.6)%

(Components may not sum to totals due to rounding)

The decrease in Year Ended 2022 of $1,069,000, or 25.6%, as compared to Year Ended 2021 was primarily due to a decrease in employment costs. The decrease in employment costs was due to staff reductions and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio. The decrease in employment costs was partially offset by an increase in professional fees attributable to a non-binding indication of interest from a third party related to a then contemplated acquisition of all of the outstanding equity of our company.

Depreciation and Amortization

Depreciation and amortization was $3,300,000 in Year Ended 2022 compared to $3,290,000 in Year Ended 2021. The increase of $10,000, or 0.3%, in depreciation and amortization was primarily due to assets previously put into service that are currently being utilized and being fully depreciated. The increase was partially offset by the completion of customized policy management software, now allowing us to consolidate multiple legacy systems into one efficient system. In the last quarter of 2021, due to the extended useful life of assets related to our system platforms, Management determined that such systems, currently put into service, should be depreciated over five years reflecting their expected useful lives as compared to the previous three years.

Interest Expense

Interest expense in Year Ended 2022 was $2,019,000 compared to $1,826,000 in Year Ended 2021, an increase of $193,000 or 10.6%. In Years Ended 2022 and 2021 we incurred interest expense in connection with the 2017 Notes, our $30.0 million issuance of long-term debt in December 2017. In Year Ended 2022, as disclosed in Note 9 to the consolidated financial statements, we also incurred debt in the fourth quarter of 2022 with respect to the 2022 Notes and an equipment financing.

Income Tax Benefit

Income tax benefit in Year Ended 2022 was $5,418,000, which resulted in an effective tax benefit rate of 19.4%. Income tax benefit in Year Ended 2021 was $2,031,000, which resulted in an effective tax rate of 21.6%. Loss before taxes was $27,942,000 in Year Ended 2022 compared to $9,409,000 in Year Ended 2021. The difference in effective tax rate is due to the effect of permanent differences in Year Ended 2022 compared to Year Ended 2021.

Net Loss

Net loss was $22,525,000 in Year Ended 2022 compared to $7,378,000 in Year Ended 2021. The increase in net loss of $15,147,000 was due to the circumstances described above.

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

	Years Ended
	December 31,
	2022	2021
Gross premiums written:
Personal lines(3)	$188,104,883	$171,719,993
Livery physical damage	12,992,905	9,716,658
Other(1)	157,049	229,383
Total without commercial lines	201,254,837	181,666,034
Commercial lines (in run-off effective July 2019)(2)	-	(856)
Total gross premiums written	$201,254,837	$181,665,178

Net premiums written:
Personal lines(3)	$108,953,413	$118,842,870
Livery physical damage	12,992,905	9,716,658
Other(1)	113,503	196,812
Total without commercial lines	122,059,821	128,756,340
Commercial lines (in run-off effective July 2019)(2)	-	(856)
Total net premiums written	$122,059,821	$128,755,484

Net premiums earned:
Personal lines(3)	$103,019,573	$135,738,484
Livery physical damage	11,226,975	7,909,791
Other(1)	137,983	234,300
Total without commercial lines	114,384,531	143,882,575
Commercial lines (in run-off effective July 2019)(2)	-	(856)
Total net premiums earned	$114,384,531	$143,881,719

Net loss and loss adjustment expenses(4):
Personal lines	$76,906,768	$93,849,714
Livery physical damage	5,056,461	4,235,255
Other(1)	18,083	(5,521)
Unallocated loss adjustment expenses	3,701,131	3,696,380
Total without commercial lines	85,682,443	101,775,828
Commercial lines (in run-off effective July 2019)(2)	2,707,599	196,768
Total net loss and loss adjustment expenses	$88,390,042	$101,972,596

Net loss ratio(4):
Personal lines	74.7%	69.1%
Livery physical damage	45.0%	53.5%
Other(1)	13.1%	-2.4%
Total without commercial lines	74.9%	70.7%
Commercial lines (in run-off effective July 2019)(2)	na	na
Total	77.3%	70.9%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussions above with regard to “Net Written Premiums and Net Premiums Earned”, as to change in quota share ceding rate effective December 31, 2021.
(4)	See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in the years ended December 31, 2022 and 2021.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2022 and 2021 follows:

	Years ended
	December 31,
	2022	2021

Revenues
Net premiums earned	$114,384,531	$143,881,719
Ceding commission revenue	19,319,391	89,681
Net investment income	4,936,778	6,621,392
Net (losses) gains on investments	(9,231,170)	9,627,948
Other income	815,952	849,155
Total revenues	130,225,482	161,069,895

Expenses
Loss and loss adjustment expenses	88,390,042	101,972,596
Commission expense	34,581,617	33,114,103
Other underwriting expenses	26,697,006	26,254,143
Depreciation and amortization	3,252,134	3,150,489
Total expenses	152,920,799	164,491,331

Loss from operations	(22,695,317)	(3,421,436)
Income tax benefit	(4,588,283)	(877,002)
Net loss	$(18,107,034)	$(2,544,434)

Key Measures:
Net loss ratio	77.3%	70.9%
Net underwriting expense ratio	36.0%	40.6%
Net combined ratio	113.3%	111.5%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$61,278,623	$59,368,246
Less: Ceding commission revenue	(19,319,391)	(89,681)
Less: Other income	(815,952)	(849,155)
Net underwriting expenses	$41,143,280	$58,429,410

Net premiums earned	$114,384,531	$143,881,719

Net Underwriting Expense Ratio	36.0%	40.6%

                An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Year ended ended December 31, 2022
Written premiums	$201,254,837	$-	$(79,195,016)	$122,059,821
Change in unearned premiums	(9,733,170)	-	2,057,880	(7,675,290)
Earned premiums	$191,521,667	$-	$(77,137,136)	$114,384,531

Loss and loss adjustment expenses excluding the effect of catastrophes	$114,942,807	$-	$(34,184,616)	$80,758,191
Catastrophe loss	13,105,600	-	(5,473,749)	7,631,851
Loss and loss adjustment expenses	$128,048,407	$-	$(39,658,365)	$88,390,042

Loss ratio excluding the effect of catastrophes	60.0%	0.0%	44.3%	70.6%
Catastrophe loss	6.8%	0.0%	7.1%	6.7%
Loss ratio	66.9%	0.0%	51.4%	77.3%

Year ended ended December 31, 2021
Written premiums	$181,665,178	$-	$(52,909,694)	$128,755,484
Change in unearned premiums	(7,750,334)	-	22,876,569	15,126,235
Earned premiums	$173,914,844	$-	$(30,033,125)	$143,881,719

Loss and loss adjustment expenses excluding the effect of catastrophes	$87,308,372	$-	$(155,322)	$87,153,050
Catastrophe loss	15,632,444	-	(812,898)	14,819,546
Loss and loss adjustment expenses	$102,940,816	$-	$(968,220)	$101,972,596

Loss ratio excluding the effect of catastrophes	50.2%	0.0%	0.5%	60.6%
Catastrophe loss	9.0%	0.0%	2.7%	10.3%
Loss ratio	59.2%	0.0%	3.2%	70.9%

(Percentage components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the years ended December 31, 2022 and 2021 are as follows:

	Years ended
	December 31,
	2022	2021

Net premiums earned	$114,384,531	$143,881,719
Ceding commission revenue	19,319,391	89,681
Other income	815,952	849,155

Loss and loss adjustment expenses (1)	88,390,042	101,972,596

Acquisition costs and other underwriting expenses:
Commission expense	34,581,617	33,114,103
Other underwriting expenses	26,697,006	26,254,143
Total acquisition costs and other underwriting expenses	61,278,623	59,368,246

Underwriting loss	$(15,148,791)	$(16,520,287)

Key Measures:
Net loss ratio excluding the effect of catastrophes	70.6%	60.6%
Effect of catastrophe loss on net loss ratio (1)	6.7%	10.3%
Net loss ratio	77.3%	70.9%

Net underwriting expense ratio excluding the effect of catastrophes	36.0%	40.6%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%
Net underwriting expense ratio	36.0%	40.6%

Net combined ratio excluding the effect of catastrophes	106.6%	101.2%
Effect of catastrophe loss on net combined ratio (1)	6.7%	10.3%
Net combined ratio	113.3%	111.5%

Reconciliation of net underwriting expense ratio:

Acquisition costs and other underwriting expenses	$61,278,623	$59,368,246
Less: Ceding commission revenue	(19,319,391)	(89,681)
Less: Other income	(815,952)	(849,155)
	$41,143,280	$58,429,410

Net earned premium	$114,384,531	$143,881,719

Net Underwriting Expense Ratio	36.0%	40.6%

(1)	For the years ended December 31, 2022 and 2021, includes the sum of net catastrophe losses and loss adjustment expenses of $7,631,851 and $14,819,546, respectively.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of December 31, 2022 and 2021:

Available-for-Sale Securities

	December 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	15.4%

Political subdivisions of States, Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	8.5%

Corporate and other bonds Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	46.6%

Residential mortgage and other asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	29.5%
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	100.0%

	December 31, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Political subdivisions of States, Territories and Possessions	$17,236,750	$246,748	$(197,984)	$-	$17,285,514	10.9%

Corporate and other bonds Industrial and miscellaneous	80,534,769	2,603,411	(126,926)	-	83,011,254	52.5%

Residential mortgage and other asset backed securities (2)	58,036,959	355,985	(489,258)	(120,344)	57,783,342	36.6%
Total fixed-maturity securities	$155,808,478	$3,206,144	$(814,168)	$(120,344)	$158,080,110	100.0%

(1)

In October 2022, KICO placed certain U.S. Treasury Bills as required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 - Debt - “Equipment Financing”). As of December 31, 2022, the estimated fair value of the eligible collateral was approximately $8,691,000.

(2)

KICO has placed certain residential mortgage-backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 9 – Debt - “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2022, the estimated fair value of the eligible investments was approximately $12,228,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2022 and 2021 there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of December 31, 2022 and 2021:

	December 31, 2022
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629	72.2%
Common stocks and exchange traded funds	4,502,758	158,635	(821,632)	3,839,761	27.8%
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390	100.0%

	December 31, 2021
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901	57.6%
Common stocks and exchange traded funds	15,451,160	1,573,653	(179,712)	16,845,101	42.4%
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002	100.0%

                     Other Investments

                     The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value
Other Investments:
Hedge fund	$1,987,040	$784,612	$2,771,652	$3,999,381	$3,562,034	$7,561,415

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of December 31, 2022 and 2021:

	December 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	18.5%

Political subdivisions of States, Territories and Possessions	498,638	2,092	-	-	500,730	7.6%

Exchange traded debt	304,111	-	(29,111)	-	275,000	4.2%

Corporate and other bonds Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	69.7%

Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	100.0%

	December 31, 2021

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	10.7%

Political subdivisions of States, Territories and Possessions	998,239	22,856	-	-	1,021,095	11.7%

Exchange traded debt	304,111	85	(13,921)		290,275	3.3%

Corporate and other bonds Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	74.3%

Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and estimated fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2022 and 2021 is shown below:

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$708,535	$743,575	$994,712	$1,008,180
One to five years	1,120,507	1,088,522	1,205,829	1,290,465
Five to ten years	1,402,704	1,200,720	1,513,942	1,648,808
More than 10 years	4,534,394	3,567,571	4,551,851	4,805,706
Total	$7,766,140	$6,600,388	$8,266,334	$8,753,159

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2022 and 2021 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s, Fitch, or Kroll):

	December 31, 2022		December 31, 2021
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$23,869,096	15.4%	$-	0.0%

Corporate and municipal bonds
AAA	1,824,478	1.2%	1,321,809	0.8%
AA	9,785,908	6.3%	11,532,572	7.3%
A	31,099,075	20.2%	38,272,571	24.2%
BBB+	16,682,159	10.8%	17,936,359	11.3%
BBB	19,664,051	12.7%	25,161,776	15.9%
BBB-	4,516,713	2.9%	4,193,401	2.7%
Total corporate and municipal bonds	83,572,384	54.1%	98,418,488	62.2%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	16,497,621	10.7%	17,350,192	11.0%
AA	23,062,233	14.9%	34,241,907	21.7%
A	6,722,902	4.3%	6,306,161	4.0%
BBB	20,067	0.0%	24,254	0.0%
CCC	457,683	0.3%	664,628	0.4%
CC	99,600	0.1%	125,412	0.1%
D	40,474	0.0%	55,306	0.0%
Non rated	373,103	0.2%	893,762	0.6%
Total residential mortgage backed, asset backed, and other collateralized obligations	47,273,683	30.5%	59,661,622	37.8%
Total	$154,715,163	100.0%	$158,080,110	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2022 and 2021:

Category	December 31, 2022	December 31, 2021
U.S. Treasury securities and obligations of U.S. government corporations and agencies	2.58%	3.06%

Political subdivisions of States, Territories and Possessions	3.58%	2.77%

Corporate and other bonds Industrial and miscellaneous	3.68%	3.23%

Residential mortgage backed securities	2.70%	2.77%

Total	3.20%	2.92%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021
Weighted average effective maturity	5.8	8.0

Weighted average final maturity	13.5	13.8

Effective duration	4.5	5.1

Fair Value Consideration

As disclosed in Note 4 to the consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2022 and 2021, 65% and 62%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2022 and 2021:

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,918,196	$(6,928)	3	$-	-	-	$18,918,196	$(6,928)

Political subdivisions of States, Territories and Possessions	7,970,633	(2,195,273)	9	5,170,753	(1,771,494)	5	13,141,386	(3,966,767)

Corporate and other bonds industrial and miscellaneous	56,910,104	(5,796,994)	75	15,172,381	(2,458,985)	15	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities	10,145,880	(882,664)	22	34,753,178	(7,150,803)	26	44,899,058	(8,033,467)

Total fixed-maturity securities	$93,944,813	$(8,881,859)	109	$55,096,312	$(11,381,282)	46	$149,041,125	$(20,263,141)

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	6,768,123	(197,984)	5	-	-	-	6,768,123	(197,984)

Corporate and other bonds industrial and miscellaneous	17,593,707	(126,926)	15	-	-	-	17,593,707	(126,926)

Residential mortgage and other asset backed securities	45,399,451	(489,258)	26	2,923,182	(120,344)	2	48,322,633	(609,602)

Total fixed-maturity securities	$69,761,281	$(814,168)	46	$2,923,182	$(120,344)	2	$72,684,463	$(934,512)

There were 155 securities at December 31, 2022 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. There were 48 securities at December 31, 2021 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed by us to be other than temporarily impaired. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

For the year ended December 31, 2022, the primary source of cash flow for our holding company was the dividends received from KICO, subject to statutory restrictions. For the year ended December 31, 2022, KICO paid dividends of $5,250,000 to us. On October 27, 2022, KICO entered a sale-leaseback transaction whereby KICO sold substantially all its information technology assets for approximately $8,100,000. Subsequent to the closing of the sale-leaseback transaction, KICO paid a dividend of $3,000,000 to us. In addition, on October 17, 2022 we entered into a seven year loan agreement with KICO with regard to a loan from KICO to us in the amount of $6,450,000. As of December 31, 2022, KICO had a negative unassigned surplus of $5,069,000 and will not be able to pay any distributions to us without prior regulatory approval.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is September 30, 2022, and are due and payable within 90 days of borrowing. The maximum allowable advance as of December 31, 2022, based on the net admitted assets as of September 30, 2022, was approximately $13,192,000. Available collateral as of December 31, 2022 was approximately $12,228,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the year ended December 31, 2022.

On December 15, 2022, we issued $19,950,000 of our 2022 Notes pursuant to the Exchange Agreement. We are required to make a mandatory redemption of 2022 Notes on December 30, 2023 as discussed in Note 9 – Debt of the consolidated financial statements included in this Annual Report.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years ended December 31,	2022	2021

Cash flows (used in) provided by:
Operating activities	$(915,521)	$24,346,237
Investing activities	(5,905,779)	(15,947,862)
Financing activities	(5,511,070)	(3,571,519)
Net (decrease) increase in cash and cash equivalents	(12,332,370)	4,826,856
Cash and cash equivalents, beginning of period	24,290,598	19,463,742
Cash and cash equivalents, end of period	$11,958,228	$24,290,598

Net cash used in operating activities was $916,000 in Year Ended 2022 as compared to $24,346,000 provided by operating activities in Year Ended 2021. The $25,262,000 decrease in cash flows provided by operating activities in Year Ended 2022 as compared to Year Ended 2021 was primarily the result of a decrease in cash arising from net fluctuations in operating assets and liabilities, partially offset by net loss (adjusted for non-cash items) of $4,073,000. The increase in cash used in operating activities is also attributable to the payment of $13,245,000 to reinsurers in Year Ended 2022 pursuant to the inception of our quota share reinsurance treaty, effective December 31, 2021. In addition, the increase of reinsurance recoverables by $26,173,000 also contributed to the increase in cash used during Year Ended 2022. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash used investing activities was $5,906,000 in Year Ended 2022 compared to $15,948,000 used in investing activities in Year Ended 2021. In Year Ended 2022, we had net investing activity used in our investment portfolio of $1,355,000, compared to $11,449,000 used in Year Ended 2021 resulting in a $10,094,000 decrease in net cash used investing activities.

Net cash used in financing activities was $5,511,000 in Year Ended 2022 compared to $3,572,000 used in Year Ended 2021. The $1,939,000 increase in net cash used in financing activities was attributable to a $10,050,000 principal payment on the 2017 Notes and $1,758,000 of bond issue costs, both paid in connection with the Exchange Agreement. In addition, we paid $192,000 of principal payments on our equipment financing in connection with KICO’s sale-leaseback transaction and there was a $186,000 increase in the amount of withholding taxes paid on the vesting of restricted stock awards. The increases in cash used in financing activities were partially offset by $8,097,000 of proceeds from equipment financing in connection with KICO’s sale-leaseback transaction and a decrease of $1,672,000 in the purchase of treasury stock.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2022:

		Amount
		Recoverable
($ in thousands)	A.M. Best Rating	as of December 31, 2022%
Swiss Reinsurance America Corporation	A+	$14,292	34.6%
Hannover Rueck SE	A+	11,379	27.6%
		25,671	62.2%
Others (1)		15,577	37.8%
Total		$41,248	100.0%

(1)

Of the $15,577,000 reinsurance recoverables included in Others at December 31, 2022, $1,918,000 was secured pursuant to a collateralized trust agreement and $481,000 guaranteed by irrevocable letters of credit. Assets held in the trust are not included in our invested assets, and investment income earned on this asset is credited to the reinsurer.

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).

We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2022. Effective October 18, 2021, we entered into a stub catastrophe reinsurance treaty covering the period from October 18, 2021 through December 31, 2021. The treaty provided reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the Underlying XOL Treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2023/2024 Treaty		2021/2023 Treaty
	July 1,	January 1,	July 1,	December 31,	July 1,	December 31,
	2023	2023	2022	2021	2021	2020
	to	to	to	to	to	to
	January 1,	June 30,	January 1,	June 30,	December 30,	June 30,
Line of Business	2024	2023	2023	2022	2021	2021

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded (9)	30%	30%	30%	30%	None (5)	None (5)
Risk retained on intial $1,000,000 of losses (5) (7) (8) (9)	$700,000	$700,000	$700,000	$700,000	$1,000,000	$1,000,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	None (5)	None (5)
Expiration date	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023	NA (5)	NA (5)
Excess of loss coverage and facultative facility coverage (1) (7)	(8)	$8,400,000	$8,400,000	$8,400,000	$8,000,000	$8,000,000
		in excess of	in excess of	in excess of	in excess of	in excess of
		$600,000	$600,000	$600,000	$1,000,000	$1,000,000
Total reinsurance coverage per occurrence (5) (7) (8)	$500,000	$8,500,000	$8,500,000	$8,500,000	$8,000,000	$8,000,000

Losses per occurrence subject to reinsurance coverage (5)	(8)	$8,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(8)	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022	June 30, 2021

Catastrophe Reinsurance:

Initial loss subject to personal lines quota share treaty (8)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	None (5)	None (5)
Risk retained per catastrophe occurrence (5) (9) (10)	(8)	$8,750,000	$7,400,000	$7,400,000	$10,000,000	$10,000,000

Catastrophe loss coverage in excess of quota share coverage (2) (5)	(8)	$335,000,000	$335,000,000	$490,000,000	$490,000,000	$475,000,000

Catastrophe stub coverage for the period from October 18, 2021 through December 31, 2021 (6)	NA	NA	NA	NA	$5,000,000	NA
					in excess of
					$5,000,000

Reinstatement premium protection (3) (4)	(8)	Yes	Yes	Yes	Yes	Yes

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

56

(5)

The personal lines quota share (homeowners, dwelling fire and canine legal liability) expired on December 30, 2020; reinsurance coverage from December 31, 2020 through December 30, 2021 is only for excess of loss and catastrophe reinsurance.

(6)	Excludes freeze and freeze related claims.
(7)

For the period January 1, 2022 through January 1, 2024, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2022/2023 Treaty. Excludes losses from named storms.

(8)

Excess of loss and facultative facility, and catastrophe treaties will expire on June 30, 2023; reinsurance coverage in effect from July 1, 2023 through January 1, 2024 is only for Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance.

(9)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

(10)	Plus losses in excess of catastrophe coverage

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

Year Ended 2022 included elevated economic inflation, which resulted in a significant increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities, which lowered our stockholders’ equity materially for Year Ended 2022. The higher economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our profitability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, or liquidity that are material to investors.

Outlook

The COVID-19 pandemic caused significant financial market volatility, economic uncertainty, and interruptions to normal business activities. As of the date of this Annual Report, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity and capital position, the value of investments we hold in our investment portfolio, the premiums we charge, the demand for our products, our ability to collect premiums or any requirement to return premiums to our policyholders will ultimately be impacted. The impact of COVID-19 on our results for the year ended December 31, 2022 may not be indicative of its impact on our future results. For additional information on the risks posed by COVID-19, see “The impact of pandemics and other public health issues (like COVID-19) and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part I, Item 1A— “Risk Factors” in this Annual Report.

Our net premiums earned may be impacted by a number of factors. Net premiums earned are a function of net written premium volume. Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. Net written premiums from both renewal and new business are impacted by competitive market conditions as well as general economic conditions. As a result of COVID-19, economic conditions in the United States rapidly deteriorated. The decreased levels of economic activity negatively impacted premium volumes generated by new business. We began to experience this impact in March 2020 and it became more significant in the second and third quarters of 2020. While we are now seeing a reversal of this impact, it may resume in the future, but the degree of any new impact will depend on the extent and duration of any economic contraction and could be material. We have also made underwriting changes to emphasize profitability over growth and have culled out the type of risks that do not generate an acceptable level of return. This action has led, and may continue to lead, to a slowdown in premium growth, particularly in new business.

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

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this Annual Report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDITIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name:	Age:	Positions and Offices Held:

Barry B. Goldstein	70	Chief Executive Officer, President, Executive Chairman of the Board and Director
Meryl S. Golden	63	Chief Operating Officer and Director
Jennifer L. Gravelle	51	Vice President, Chief Financial Officer and Treasurer
Sarah (Minlei) Chen	40	Chief Actuary and Senior Vice President, Kingstone Insurance Company
Floyd R. Tupper	68	Secretary and Director
Timothy P. McFadden	60	Director (Lead Independent Director)
William L. Yankus	63	Director
Carla A. D’Andre	67	Director

Barry B. Goldstein

Mr. Goldstein has served as our Chief Executive Officer and President, as well as Chief Executive Officer of Kingstone Insurance Company, our wholly-owned New York property and casualty insurer (“KICO”), since July 2019. He previously served as our Chief Executive Officer, President and Chairman of the Board from March 2001 through December 2018, as Chief Executive Officer of KICO from January 2012 through December 2018 and as President of KICO from January 2012 through December 2018 and from July 2019 through September 2021. Mr. Goldstein has served as our Executive Chairman of the Board since January 2019, and as one of our directors since March 2001. He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013. Since January 2006, Mr. Goldstein has served as Chairman of the Board of KICO. He has served as Chairman of its Executive Committee since October 2019 (having previously served in such capacity from 2006 to 2018). Mr. Goldstein has served as Chief Investment Officer of KICO since August 2008. He was Treasurer of KICO from March 2010 through September 2010. Effective July 1, 2009, we acquired a 100% equity interest in KICO. Mr. Goldstein is a certified public accountant (inactive). Mr. Goldstein received his B.A. degree and M.B.A. from State University of New York at Buffalo. We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his executive-level service with KICO since 2006, give him the qualifications and skills to serve as one of our directors.

Meryl S. Golden

                Ms. Golden has served as our Chief Operating Officer since September 2019 and as one of our directors since March 2020. She has also served as Chief Operating Officer, a director and a member of the Executive Committee of KICO since September 2019 and as its President since October 2021. Ms. Golden has over 25 years of experience in the insurance industry. She served as Northeast General Manager of Progressive Insurance from 2000 to 2004 (having served as Connecticut General Manager at Progressive from 1996 to 2000). Ms. Golden was Senior Vice President/General Manager at Liberty Mutual from 2005 to 2007. From 2007 to 2009, she was a Management Committee advisor to Bridgewater Associates, a hedge fund. Ms. Golden served as General Manager of North America for Earnix, a banking and insurance software company, from 2010 to 2018 and was Sales Manager, Insurance Solutions for Arity, a mobility and data analytics company founded by Allstate, from 2018 until September 2019. Ms. Golden received her B.S. degree in Accounting from the Wharton School of the University of Pennsylvania and her M.B.A. in Marketing and Finance from the University of Chicago. We believe that Ms. Golden’s executive level experience in the insurance industry gives her the qualifications and skills to serve as one of our directors.

Jennifer L. Gravelle

                Ms. Gravelle has served as our Vice President, Chief Financial Officer and Treasurer since January 2023. Ms. Gravelle has over 20 years of leadership experience in the property and casualty insurance industry. From October 2021 to January 2023, she served as Chief Financial Officer at Slide Insurance Holdings, Inc., a full-stack insurtech organization. From June 2019 to October 2021, Ms. Gravelle was Chief Financial Officer at Allied Trust Insurance Company, a personal property insurance organization. She served as Chief Financial Officer at Olympus Insurance Company, also a personal property insurance organization, from July 2013 to June 2019. Ms. Gravelle received a B.A. degree in Accounting from Champlain College.

Sarah (Minlei) Chen

Ms. Chen has served as KICO’s Chief Actuary since November 2020 and as its Senior Vice President since August 2022. From January 2018 to October 2020, she was Actuarial Manager/Senior Pricing Manager and Actuary for Homesite Insurance, a property and casualty insurance company. Ms. Chen served as Actuarial Manager of Plymouth Rock Assurance, an auto and home insurer, from November 2013 to January 2018. Ms. Chen received a B.S. degree in Mathematics from Tsinghua University and an M.S. degree in Applied Mathematics from Brown University.

 Floyd R. Tupper

Mr. Tupper is a certified public accountant in New York City. For over 30 years, Mr. Tupper has counseled high-net worth individuals by creating tax planning strategies to achieve their goals as well as those of their families. He has also helped small businesses by developing business strategies to meet their current and future needs. He began his career in public accounting with Ernst & Young LLP prior to becoming self-employed. Mr. Tupper holds an M.B.A. in Taxation from the New York University Stern School of Business and a B.S. degree from New York University. Mr. Tupper served as a director of KICO from 2006 to 2018 and has served as Chairman of its Audit Committee since 2006. From 1990 until 2010, Mr. Tupper served as a Trustee of The Acorn School in New York City. He was also a member of the school’s Executive Committee and served as its Treasurer from 1990 to 2010. Mr. Tupper is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as one of our directors and Chair of our Audit Committee since June 2014 and as our Secretary since June 2015. We believe that Mr. Tupper’s accounting experience, as well as his service on the Board of KICO (including his service as Chair of its Audit Committee), give him the qualifications and skills to serve as one of our directors.

Timothy P. McFadden

Mr. McFadden has more than 30 years of experience in the insurance industry. Since 2012, Mr. McFadden has served as CEO and President of State Farm Indemnity Auto Insurance Company and Senior Vice President of State Farm Insurance, Eastern Market Area. Since 2015, he has also served as CEO and President of State Farm Florida Fire Company. Mr. McFadden served as Senior Vice President of State Farm Insurance Companies, Southern Zone from 2008 to 2011 and Senior Vice President of State Farm Insurance Companies, Southern & Mid Atlantic Zones from 2011 to 2013. Prior to joining the insurance industry, he was a Captain in the United States Army. Mr. McFadden is a member of Stetson University’s College of Law Board of Overseers. He formerly served as a member of the Board of State Farm Indemnity Auto Insurance Company, Local Initiatives Support Corporation, American College Ethics Board, State Farm Florida Fire Company, Top Layer Reinsurance and Florida Council of 100. Mr. McFadden received his B.S. degree from the United States Military Academy at West Point and his J.D. from Stetson College of Law. He also completed the General Management Program at Harvard Business School and received his Chartered Life Underwriter Designation from The American College of Financial Services. Mr. McFadden has served as one of our directors since August 2018, served as Chair of our Nominating and Corporate Governance Committee from August 2018 to March 2023 and has served as Lead Independent Director and Chair of our Corporate Sustainability and Risk Management Committee since March 2023. We believe that Mr. McFadden’s executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

William L. Yankus

Mr. Yankus brings to the Board over 30 years’ experience in the insurance industry. Since September 2015, Mr. Yankus has provided insurance-related consulting services through Pheasant Hill Advisors, LLC. From 2011 to 2015, he was Managing Director – Investment Banking at Stern Agee where he focused on small and mid-sized insurers. Mr. Yankus served as Managing Director-Insurance Research at Fox-Pitt, Kelton from 1993 to 2009 and then as Head of Insurance Research at its successor, Macquerie, from 2009 to 2010. Mr. Yankus served as Vice President, Insurance Research at Conning & Company from 1985 to 1993. He completed the CFA program in 1989 and passed the CT uniform CPA exam in 1984. Mr. Yankus has served as one of our directors since March 2016, served as Chair of our Compensation Committee from April 2017 to March 2023, has served as Chair of our Compensation and Finance Committee since March 2023 and served as Chair of our Investment Committee from February 2020 to August 2021. He received his B.A. degree in Economics and Accounting from The College of the Holy Cross. We believe that Mr. Yankus’ executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

 Carla A. D’Andre

Ms. D’Andre has more than 40 years of experience in the insurance industry. Since 2009, Ms. D’Andre has been Chairman, CEO and President of D’Andre Insurance Group, Inc., which she co-founded. D’Andre Insurance Group, Inc. is the parent of two independent insurance agencies. Prior to co-founding D’Andre Insurance Group, Ms. D’Andre held executive-level roles at several companies in the insurance industry, including Executive Vice President, Head – Global Corporate Practice and Member – Partner’s Council at Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company; Managing Director and Strategic Account Manager at AON Risk Services, a global provider of risk management solutions; Chief Operating Officer at XL Capital’s insurance and technology start-up firm, Inquis Logic Inc.; Member of Senior Management and Managing Director of Swiss Re New Markets and Director of Alternative Markets at Swiss ReAmerica, affiliates of Swiss Reinsurance Company Ltd, a global reinsurance company; Senior Vice President of Sedgwick North America, an insurance brokerage firm; and Vice President of Johnson & Higgins, an insurance brokerage firm. Ms. D’Andre serves in senior capacities in several insurance industry groups. In January 2019 she was elected by her peers to a three-year term as a member of The Institutes’ CPCU Society Leadership Council. She also serves as a member of the Executive Advisory Council of St. John’s University School of Risk Management, Insurance and Actuarial Science. She has served as one of our directors since May 2017, served as Chair of our Finance Committee from August 2017 to March 2023 and has served as Chair of our Nominating and Corporate Governance Committee since March 2023. Ms. D’Andre has an M.B.A. from Pace University’s Lubin School of Business and a B.B.A. degree from St. John’s University’s School of Risk Management, Insurance and Actuarial Science. We believe that Ms. D’Andre’s extensive experience in multiple capacities in the insurance industry gives her the qualifications and skills to serve as one of our directors.

Family Relationships

There are no family relationships among any of our executive officers and directors; however, see Item 13 (“Certain Relationships and Related Transactions, and Director Independence – Other”) of this Annual Report.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Tupper, Yankus, and McFadden.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2022. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2022, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Ms. Golden filed one Form 4 late (reporting one transaction).

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2022 and 2021, for certain executive officers, including our Chief Executive Officer:

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)		Option Awards(1)		Non-Equity Incentive Plan Compensation		All Other Compensation		Total
Barry B. Goldstein	2022	$500,000	$		$136,500	(2)	$		$		$24,200	(7)	$660,700
Chief Executive Officer; Executive Chairman of the Board	2021	$500,000		$-	$1,386,500	(3)		$-		$-	$34,935	(8)	$1,921,435

Meryl S. Golden	2022	$500,000	$		$150,000	(4)	$		$		$24,200	(9)	$674,200
Chief Operating Officer; President, Kingstone Insurance Company	2021	$500,000		$-	$211,020	(5)		$-		$-	$23,600	(10)	$734,620

Sarah (Minlei) Chen	2022	$306,620		$-	$-		$		$		$6,994	(11)	$313,614
Chief Actuary; Senior Vice President, Kingstone Insurance Company	2021	$267,515		$40,000	$36,520	(6)		$-		$-	$6,588	(11)	$350,623

(1) Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our consolidated financial statements included in this Annual Report.

(2) In January 2022, Mr. Goldstein was granted 27,300 shares of restricted common stock under our Amended and Restated 2014 Equity Participation Plan (the “2014 Plan”). Such grant vests to the extent of 13,650 shares as of December 29, 2023 and 13,650 shares as of December 30, 2024. See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of certain provisions relating to the restricted stock granted to Mr. Goldstein.

(3) In January 2021, Mr. Goldstein was granted an aggregate of 251,769 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of 125,885 shares as of the first anniversary of the date of grant and vests to the extent of 62,942 shares as of December 29, 2023, and 62,942 shares as of December 30, 2024. See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of certain provisions relating to the restricted stock granted to Mr. Goldstein.

(4) In January 2022, Ms. Golden was granted 30,000 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of 10,000 shares as of the first anniversary of the date of grant and vests to the extent of 10,000 shares as of each of the second and third anniversaries of the date of grant. See “Termination of Employment and Change-in-Control Arrangements – Meryl Golden” below for a discussion of certain provisions relating to the restricted stock granted to Ms. Golden.

(5) In January 2021, Ms. Golden was granted 30,000 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of 10,000 shares as of each of the first and second anniversaries of the date of grant and vests to the extent of 10,000 shares as of the third anniversary of the date of grant. In addition, in December 2021, Ms. Golden was granted 2,400 shares of restricted stock under the 2014 Plan. Such grant vested to the extent of 800 shares as of the first anniversary of the date of grant and vests to the extent of 800 shares as of each of the second and third anniversaries of the date of grant. See “Termination of Employment and Change-in-Control Arrangements – Meryl Golden” below for a discussion of certain provisions relating to the restricted stock granted to Ms. Golden.

(6) In January 2021, Ms. Chen was granted 3,572 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of 1,191 shares as of each of the first and second anniversaries of the date of grant and vests to the extent of 1,190 shares as of the third anniversary of the date of grant. In addition, in December 2021, Ms. Chen was granted 2,400 shares of restricted stock under the 2014 Plan. Such grant vested to the extent of 800 shares as of the first anniversary of the date of grant and vests to the extent of 800 shares as of each of the second and third anniversaries of the date of grant. See “Termination of Employment and Change-in-Control Arrangements – Sarah (Minlei) Chen” below for a discussion of certain provisions relating to the restricted stock granted to Ms. Chen.

(7) Represents employer matching contributions under our defined contribution plan of $12,200 and a car allowance of $12,000.

(8) Represents employer matching contributions under our deferred compensation plan of $11,335, employer matching contributions under our defined contribution plan of $11,600 and a car allowance of $12,000.

(9) Represents employer matching contributions under our defined contribution plan of $12,200 and a car allowance of $12,000.

(10) Represents employer matching contributions under our defined contribution plan of $11,600 and a car allowance of $12,000.

(11) Represents employer matching contributions under our defined contribution plan.

Employment Contracts

Barry B. Goldstein

Employment Agreement effective as of January 1, 2020

On October 14, 2019, we entered into a second amended and restated employment agreement with Mr. Goldstein which took effect as of January 1, 2020 and expired on December 31, 2022 (the “Second Amended Goldstein Employment Agreement”).

Pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein was entitled to receive an annual base salary of $500,000 and an annual bonus equal to 6% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary. In addition, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein was entitled to receive a long-term compensation (“LTC”) payment of between $945,000 and $2,835,000 based on a specified minimum increase in our adjusted book value per share (as defined in the Second Amended Goldstein Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Pursuant to the Third Amended Goldstein Employment Agreement (discussed below), Mr. Goldstein relinquished the right to receive the LTC. Pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2020, of a number of shares of restricted stock determined by dividing $1,250,000 by the fair market value of our common stock on the date of grant. The January 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-sixth of the award on each of December 29, 2023 and December 30, 2024, based on the continued provision of services through such dates. Also pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000 by the fair market value of our common stock on the date of grant. The January 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-fourth of the award on each of December 29, 2023 and December 30, 2024, based on the continued provision of services through such dates. Further, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received in 2020, 2021 and 2022 a grant, under the terms of the 2014 Plan, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant. The 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-sixth of the award on each of December 29, 2023 and December 30, 2024, based on the continued provision of services through such dates. The 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-fourth of the award on each of December 29, 2023 and December 30, 2024, based on the continued provision of services through such dates. The 2022 grant will vest with respect to one-half of the award on each of December 29, 2023 and December 30, 2024, based on the continued provision of services through such dates.

See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of the provisions of the Second Amended Goldstein Employment Agreement and the Third Amended Goldstein Employment Agreement with regard to payments due and the acceleration of stock grants in the event of the termination of Mr. Goldstein’s employment under certain circumstances and/or in the event of a change in control.

Employment Agreement effective as of January 1, 2023

On June 27, 2022, we entered into a third amended and restated employment agreement with Mr. Goldstein which took effect as of January 1, 2023, and expires on December 31, 2024 (the “Third Amended Goldstein Employment Agreement”).

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

Meryl S. Golden

Employment Agreement effective as of January 1, 2021

We and Ms. Golden were parties to an amended and restated employment agreement dated as of December 24, 2020 (the “Amended Golden Employment Agreement”). Pursuant to the Amended Golden Employment Agreement, which expired on December 31, 2022, Ms. Golden was entitled to receive an annual base salary of $500,000. In addition, pursuant to the Amended Golden Employment Agreement and the 2014 Plan, in September 2019, Ms. Golden was granted an option to purchase 50,000 shares of common stock which has vested to the extent of 12,500 shares on each of the date of grant and each of the first, second and third anniversaries of the date of grant. Further, pursuant to the Amended Golden Employment Agreement and the 2014 Plan, in each of January 2021 and January 2022, Ms. Golden was granted 30,000 shares of restricted stock. The 2021 grant vested to the extent of 10,000 on each of the first and second anniversaries of the date of grant and will vest to the extent of 10,000 shares on the third anniversary of the date of grant. The 2022 grant vested to the extent of 10,000 shares on the first anniversary of the date of grant and will vest to the extent of 10,000 shares on each of the second and third anniversaries of the date of grant.

Employment Agreement effective as of January 1, 2023

On June 27, 2022, we entered into a second amended and restated employment agreement with Ms. Golden which took effect as of January 1, 2023, and expires on December 31, 2024 (the “Second Amended Golden Employment Agreement”).

Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden received, under the terms of the 2014 Plan, a grant in January 2023, and is entitled to receive a grant, under the terms of the 2014 Plan, during January 2024, under certain circumstances, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant. The 2023 grant will vest with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024, based on the continued provision of services through such dates. The 2024 grant will vest on December 31, 2024, based on the continued provision of services through such date. In the event that we are precluded from making a grant in 2024, then instead Ms. Golden shall be entitled to receive a cash bonus of $136,500 for such year.

See “Termination of Employment and Change-in-Control Arrangements – Meryl S. Golden” below for a discussion of the provisions of the Amended Golden Employment Agreement and the Second Amended Golden Employment Agreement with regard to payments due and the acceleration of stock awards in the event of the termination of Ms. Golden’s employment under certain circumstances and/or in the event of a change in control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning exercisable and unexercisable stock options and unvested stock grants held by the above Named Executive Officers as of December 31, 2022:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Barry B. Goldstein	-	-	-	-	211,391	(1)		$-	$-

Meryl S. Golden	50,000	-	$8.72	9/25/24	51,600	(2)		$-	$-

Sarah (Minlei) Chen	-	-	-	-	5,413	(3)		$-	$-

___________________________

(1)	Such shares will vest to the extent of 105,696 shares on December 29, 2023 and 105,695 shares on December 30, 2024.

(2)

Such shares vested to the extent of 10,000 shares on each of January 3, 2023 and January 4, 2023, and will vest to the extent of 10,000 shares on each of January 3, 2024, January 4, 2024 and January 3, 2025 and 800 shares on each of December 13, 2023 and 2024.

(3)

Such shares vested to the extent of 1,191 shares on January 28, 2023, and will vest to the extent of 1,432 shares on November 2, 2023, 1,190 shares on January 28, 2024, and 800 shares on each of December 13, 2023 and 2024.

Termination of Employment and Change-in-Control Arrangements

Barry B. Goldstein

Pursuant to the Third Amended Goldstein Employment Agreement, in the event that Mr. Goldstein’s employment is terminated by us without cause, or he resigns for good reason (each as defined in each such employment agreement), Mr. Goldstein would be entitled to receive his annual base salary and bonus for the remainder of the term. In addition, in the event that Mr. Goldstein’s employment is terminated by us for any reason, or he resigns for any reason, or, in the event of the termination of Mr. Goldstein’s employment due to disability or death, Mr. Goldstein’s granted but unvested restricted stock awards will vest.

Pursuant to the Third Amended Goldstein Employment Agreement, Mr. Goldstein would be entitled to receive, under certain circumstances, a payment equal to 1.5 times his then annual base salary and his accrued bonus in the event of the termination of his employment within eighteen months following a change of control of our company. In addition, pursuant to the 2014 Plan, Mr. Goldstein’s unvested restricted stock awards will vest in the event of a change of control of our company.

Meryl S. Golden

Pursuant to the Second Amended Golden Employment Agreement, in the event that Ms. Golden’s employment is terminated by us without cause, or she resigns for good reason (each as defined in the Second Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her annual base salary for the remainder of the term or for twelve months, whichever is later. In addition, pursuant to the 2014 Plan, in the event of a termination of employment due to the death or disability of Ms. Golden, the stock grants scheduled to vest on the next vesting date following such event shall vest under certain circumstances notwithstanding such event. Further, in the event that Ms. Golden’s employment is terminated by us without cause, or she resigns for good reason, Ms. Golden’s granted but unvested restricted stock awards will vest.

Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change in control of our company. In addition, pursuant to the 2014 Plan, Ms. Golden’s outstanding restricted stock awards will vest in the event of a change of control of our company.

Sarah (Minlei) Chen

Pursuant to the 2014 Plan, in the event of a termination of employment due to the death or disability of Ms. Chen, the stock grants scheduled to vest on the next vesting date following such event shall vest under certain circumstances notwithstanding such event. In addition, pursuant to the 2014 Plan, Ms. Chen’s outstanding restricted stock awards will vest in the event of a change of control of our company.

Compensation of Directors

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2022:

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

The aggregate number of unvested restricted stock awards outstanding as of fiscal year end for each non-employee director is as follows:

Name	Unvested Restricted Stock Awards (#)

Floyd R. Tupper	8,000
William L. Yankus	8,000
Carla A. D’Andre	8,000
Timothy P. McFadden	8,000

Our non-employee directors are entitled to receive annual compensation for their services as directors as follows:

●	$50,000;

●

an additional $25,000 for service as audit committee chair, an additional $20,000 for service as compensation committee chair, an additional $10,000 for service as investment committee chair, and an additional $15,000 for service as chair of other committees; and

●	$53,000 of our common stock determined by the closing stock price on the first business day of the year, which vest on the first anniversary of the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 21, 2023, regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each Named Executive Officer and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	832,076	(1)	7.7%

Floyd R. Tupper	87,576	(2)	*

Meryl S. Golden	85,248	(3)	*

Jennifer Gravelle	-		-

William L. Yankus	37,945		*

Carla A. D’Andre	36,095	(4)	*

Timothy P. McFadden	35,740		*

Sarah (Minlei) Chen	4,485		*

Gregory Fortunoff 49 West 37th Street New York, New York 10018	753,600	(5)	7.0%

The TCW Group, Inc. on behalf of the TCW Business Unit 865 South Figueroa Street Los Angeles, California	597,740	(6)	5.6%

Michael Doak Griffin Highline Capital LLC 4514 Cole Avenue Dallas, Texas	595,238	(7)	5.5%

All executive officers and directors as a group (8 persons)	1,119,165	(1)(2)(3)(4)	10.4%

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

72

(2)

Includes (i) 32,395 shares owned by Mr. Tupper’s wife, (ii) 6,675 shares held in a retirement trust for the benefit of Mr. Tupper and (iii) 810 shares held in a retirement trust for the benefit of Mr. Tupper’s wife. Mr. Tupper has sole voting and dispositive power over 54,371 shares of common stock and shared voting and dispositive power over 33,205 shares of common stock. The inclusion of the shares owned by Mr. Tupper’s wife and the retirement trusts for the benefit of Mr. Tupper and his wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)	Includes 50,000 shares issuable upon the exercise of options that are exercisable currently.

(4)

Includes (i) 1,400 shares held in a retirement trust for the benefit of Ms. D’Andre and (ii) 10,000 shares held in a retirement trust for the benefit of Ms. D’Andre’s husband. Ms. D’Andre has sole voting and dispositive power over 26,095 shares of common stock and shared voting and dispositive power over 10,000 shares of common stock. The inclusion of the shares owned by the retirement trust for the benefit of Ms. D’Andre’s husband shall not be construed as an admission that Ms. D’Andre is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(5)

The information regarding Gregory Fortunoff is based solely on Amendment No. 3 to Schedule 13D filed by such reporting person with the SEC on January 6, 2023 (the “Fortunoff 13D/A”). According to the Fortunoff 13D/A, such reporting person has sole voting and dispositive power over 602,100 shares of common stock and shared voting and dispositive power over 151,500 shares of common stock. The Fortunoff 13D/A also indicates that Scott Fortunoff has sole voting and dispositive power over 217,000 shares of common stock and shared voting and dispositive power over 151,500 shares of common stock.

(6)

The information regarding The TCW Group, Inc. on behalf of the TCW Business Unit is based solely on Amendment No. 3 to Schedule 13G filed by such reporting person with the SEC on January 25, 2023 (the “TCW 13G/A”). According to the TCW 13G/A, such reporting person has shared voting and dispositive power over the 597,740 shares of common stock.

(7)

The information regarding Michael Doak (“Doak”) and Griffin Highline Capital LLC (“Griffin”) is based solely on Amendment No. 4 to Schedule 13D filed by such reporting persons with the SEC on November 15, 2022 (the “Doak/Griffin 13D/A”). According to the Doak/Griffin 13D/A, each of Doak and Griffin has shared voting and dispositive power over the 595,238 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2022, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and

●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	107,201	$8.31	979,976	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	107,201	$8.31	979,976	(1)

(1)	Includes 366,597 shares reserved for issuance pursuant to unvested restricted stock grants.

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

Audit Committee

The members of our Board’s Audit Committee currently are Messrs. Tupper (Chair), Yankus and McFadden, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence of Audit Committee members.

Nominating and Corporate Governance Committee

The members of our Board’s Nominating and Corporate Governance Committee currently are Ms. D’Andre (Chair) and Messrs. McFadden and Tupper, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.

Compensation and Finance Committee

The members of our Board’s Compensation and Finance Committee currently are Messrs. Yankus (Chair) and Tupper and Ms. D’Andre, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.

Other

The daughter of Barry Goldstein, Amanda Rofsky, is employed as our Investor Relations Director and serves as Vice President of Cosi Agency, Inc., one of our subsidiaries. For the fiscal year ended December 31, 2022, she earned $163,927 in compensation.

Related Party Transactions

                Due to the infrequency of related party transactions, we have not formally adopted procedures for the review of, or standards for approval of, such transactions; however, our Board of Directors (or a designated committee thereof) will review related party transactions on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2022 and 2021.

Fee Category	Fiscal 2022 Fees	Fiscal 2021 Fees
Audit Fees(1)	$275,010	$308,350
Tax Fees(2)	$-	$-
Audit-Related Fees(3)	$-	$-
All Other Fees(4)	$-	$-
	$275,010	$308,350

(1)

Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, services rendered in response to due diligence requests, services rendered in connection with the filing of Form S-8, and services provided in connection with other statutory or regulatory filings.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 15, 2014).

3(b)	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2009).

4(a)

Note and Warrant Exchange Agreement, dated as of December 9, 2022, between Kingstone Companies, Inc. and the several holders of Existing Notes party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2022).

4(b)

Form of 12.0% Note due 2024 issued by the Company representing $19,950,000 aggregate principal amount of notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 12, 2022 (included as Exhibit 1 to the Note and Warrant Exchange Agreement filed as Exhibit 10.1 thereto)).

4(c)

Form of Warrant Certificate issued by the Company for the purchase of an aggregate of 969,525 shares of common stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2022 (included as Exhibit 2 to the Note and Warrant Exchange Agreement filed as Exhibit 10.1 thereto)).

10(a)	Amended and Restated 2014 Equity Participation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2020).

10(b)

Third Amended and Restated Employment Agreement, dated as of June 27, 2022, by and between Kingstone Companies, Inc. and Barry B. Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022).

10(c)

Stock Grant Agreement, dated as of January 3, 2020, between Kingstone Companies, Inc. and Barry B. Goldstein (157,431 shares) (incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020).

10(d)

Stock Grant Agreement, dated as of January 3, 2020, between Kingstone Companies, Inc. and Barry B. Goldstein (17,191 shares) (incorporated by reference to Exhibit 10(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed on March 16, 2020).

10(e)

Stock Grant Agreement, dated as of January 4, 2021, between Kingstone Companies, Inc. and Barry B. Goldstein (230,769 shares) (incorporated by reference to Exhibit 10(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on April 4, 2022).

10(f)

Stock Grant Agreement, dated as of January 4, 2021, between Kingstone Companies, Inc. and Barry B. Goldstein (21,000 shares) (incorporated by reference to Exhibit 10(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on April 4, 2022).

10(g)

Stock Grant Agreement, dated as of January 3, 2022, between Kingstone Companies, Inc. and Barry B. Goldstein (incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on April 4, 2022).

10(h)	Letter agreement, dated as of June 27, 2022, between Kingstone Companies, Inc. and Barry B. Goldstein with respect to outstanding restricted stock grants.*

10(I)

Second Amended and Restated Employment Agreement, dated as of June 27, 2022, by and between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2022).

10(j)

Stock Grant Agreement, dated as of January 4, 2021, between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on April 4, 2022).

10(k)

Stock Grant Agreement, dated as of January 3, 2022, between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on April 4, 2022).

10(l)	Deferred Compensation Plan, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

10(m)	Stock Grant Agreement, dated as of January 3, 2023, between Kingstone Companies, Inc. and Floyd R. Tupper.*

10(n)	Stock Grant Agreement, dated as of January 3, 2023, between Kingstone Companies, Inc. and Carla D’Andre.*

10(o)	Stock Grant Agreement, dated as of January 3, 2023, between Kingstone Companies, Inc. and William L. Yankus.*

10(p)	Stock Grant Agreement, dated as of January 3, 2023, between Kingstone Companies, Inc. and Timothy P. McFadden.*

10(q)	Stock Grant Agreement, dated as of January 3, 2023, between Kingstone Companies, Inc. and Meryl S. Golden.*

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017).

23	Consent of Marcum LLP.*

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.*

101.SCH	101.SCH XBRL Taxonomy Extension Schema.*

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.*

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

 Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 31, 2023	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Barry B. Goldstein	Chief Executive Officer, President and Executive Chairman of the Board	March 31, 2023
Barry B. Goldstein

/s/ Jennifer L. Gravelle	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2023
Jennifer L. Gravelle

/s/ Meryl S. Golden	Chief Operating Officer and Director	March 31, 2023
Meryl S. Golden

/s/ Floyd R. Tupper	Director	March 31, 2023
Floyd R. Tupper

/s/ William L. Yankus	Director	March 31, 2023
William L. Yankus

/s/ Carla A. D’Andre	Director	March 31, 2023
Carla A. D’Andre

/s/ Timothy P. McFadden	Director	March 31, 2023
Timothy P. McFadden

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB - 688)

To the Stockholders and Board of Directors of

Kingstone Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc.  (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of the Estimate of Loss and Loss Adjustment Expense (“LAE”) Reserves

As discussed in Notes 2 and 11 to the financial statements, the loss and LAE reserves represent the Company’s estimate of the ultimate liability for unpaid losses. These reserves are based on facts and circumstances then known and include provisions for claims that have been reported and claims that have been incurred but not reported (“IBNR”).  The projection of future claim payments and reporting is based on analyses of the Company’s historical experience, supplemented by analyses of industry loss data.  At December 31, 2022, the Company’s loss and LAE reserves balance was approximately $118.3 million.

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

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address the Company’s loss and LAE reserves included, but were not limited to, testing the Company’s reserving process, including the actuarial analyses and the determination of the Company’s estimate of the loss and LAE reserves as follows:

•	Utilizing consulting actuarial professionals with specialized skills and knowledge to analyze the appropriateness of the methodologies utilized by the Company to estimate reserves and to determine the reasonableness of the gross and net loss and LAE reserves recorded by the Company as of December 31, 2022.

•	Having consulting actuarial professionals also analyze the approach, methodology, assumptions, and ultimate losses and LAE documented in the actuarial reports prepared by the independent actuarial firm engaged by the Company.

•	Analyzing the consistency of the Company’s recorded reserves relative to the central estimates of the reserve range determined by the Company’s independent actuarial firm at December 31, 2022 in comparison to December 31, 2021.

•	Performing hindsight analysis to determine the completeness and accuracy of reserves recorded in the prior year and performing analytical procedures on current year reserves.

•	Analyzing the 2022 quarterly actuarial reports prepared by the Company’s Chief Actuary.

•	Analyzing the 2022 quarterly reports on claims quality assurance prepared by the Company’s external claims consultant and the December 31, 2022 reports on unpaid claim liabilities prepared by the independent actuarial firm engaged by the Company.

•	Testing the claims handling process, including the establishment of individual case reserves and the settlement of claims.

•	Verifying the accuracy and completeness of the data provided to the independent actuarial firm engaged by the Company for the purpose of preparing the actuarial report at December 31, 2022.

/s/ Marcum llp

Marcum llp

Hartford, CT

March 31, 2023

We have served as the Company’s auditor since 2012.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2022	2021

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $6,600,388 at December 31, 2022 and $8,753,159 at December 31, 2021)	$7,766,140	$8,266,334
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $174,918,427 at December 31, 2022 and $155,808,478 at December 31, 2021)	154,715,163	158,080,110
Equity securities, at fair value (cost of $18,086,700 at December 31, 2022 and $37,470,669 at December 31, 2021)	13,834,390	39,687,002
Other investments	2,771,652	7,561,415
Total investments	179,087,345	213,594,861
Cash and cash equivalents	11,958,228	24,290,598
Premiums receivable, net	13,880,504	12,318,336
Reinsurance receivables, net	66,465,061	40,292,438
Deferred policy acquisition costs	23,819,453	22,238,987
Intangible assets	500,000	500,000
Property and equipment, net	10,541,935	9,291,597
Deferred income taxes, net	10,331,158	192,253
Other assets	3,748,847	8,593,205
Total assets	$320,332,531	$331,312,275

Liabilities
Loss and loss adjustment expense reserves	$118,339,513	$94,948,745
Unearned premiums	107,492,777	97,759,607
Advance premiums	2,839,028	2,693,466
Reinsurance balances payable	13,061,966	12,961,568
Deferred ceding commission revenue	10,619,569	9,748,508
Accounts payable, accrued expenses and other liabilities	6,651,723	7,704,396
Debt, net	25,158,523	29,823,791
Total liabilities	284,163,099	255,640,081

Commitments and Contingencies (Note 17)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 12,171,512 shares at December 31, 2022 and 11,955,660 shares at December 31, 2021; outstanding 10,700,106 shares at December 31, 2022 and 10,484,254 shares at December 31, 2021	121,715	119,557
Capital in excess of par	74,519,590	72,467,483
Accumulated other comprehensive (loss) income	(15,958,428)	1,796,739
(Accumulated deficit) retained earnings	(16,945,964)	6,855,896
	41,736,913	81,239,675

Treasury stock, at cost, 1,471,406 shares at December 31, 2022 and December 31, 2021	(5,567,481)	(5,567,481)
Total stockholders' equity	36,169,432	75,672,194

Total liabilities and stockholders' equity	$320,332,531	$331,312,275

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31,	2022	2021

Revenues
Net premiums earned	$114,384,531	$143,881,719
Ceding commission revenue	19,319,391	89,681
Net investment income	4,936,778	6,621,392
Net (losses) gains on investments	(9,391,865)	9,786,955
Other income	910,455	851,494
Total revenues	130,159,290	161,231,241

Expenses
Loss and loss adjustment expenses	88,390,042	101,972,596
Commission expense	34,581,617	33,114,103
Other underwriting expenses	26,697,006	26,254,143
Other operating expenses	3,113,473	4,183,211
Depreciation and amortization	3,300,445	3,290,445
Interest expense	2,019,047	1,826,180
Total expenses	158,101,630	170,640,678

Loss from operations before taxes	(27,942,340)	(9,409,437)
Income tax benefit	(5,417,546)	(2,031,136)
Net loss	(22,524,794)	(7,378,301)

Other comprehensive loss, net of tax
Gross change in unrealized losses on available-for-sale-securities	(22,540,229)	(5,111,234)

Reclassification adjustment for losses (gains) included in net loss	65,333	(5,120,822)
Net change in unrealized losses	(22,474,896)	(10,232,056)
Income tax benefit related to items of other comprehensive loss	4,719,729	2,148,733
Other comprehensive loss, net of tax	(17,755,167)	(8,083,323)

Comprehensive loss	$(40,279,961)	$(15,461,624)

Loss per common share:
Basic	$(2.12)	$(0.70)
Diluted	$(2.12)	$(0.70)

Weighted average common shares outstanding
Basic	10,645,365	10,587,912
Diluted	10,645,365	10,587,912

Dividends declared and paid per common share	$0.12	$0.16

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2022 and 2021

						Accumulated	Retained
					Capital	Other	Earnings
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	(Deficit)	Shares	Amount	Total
Balance, January 1, 2021	-	$-	11,871,307	$118,713	$70,769,165	$9,880,062	$15,928,345	1,254,492	$(3,895,883)	$92,800,402
Stock-based compensation	-	-	-	-	1,904,935	-	-	-	-	1,904,935
Vesting of restricted stock awards	-	-	114,432	1,144	(1,144)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(30,079)	(300)	(205,473)	-	-	-	-	(205,773)
Acquisition of treasury stock	-	-	-	-	-	-	-	216,914	(1,671,598)	(1,671,598)
Dividends	-	-	-	-	-	-	(1,694,148)	-	-	(1,694,148)
Net loss	-	-	-	-	-	-	(7,378,301)	-	-	(7,378,301)
Change in unrealized losses on available- for-sale securities, net of tax	-	-	-	-	-	(8,083,323)	-	-	-	(8,083,323)
Balance, December 31, 2021	-	-	11,955,660	119,557	72,467,483	1,796,739	6,855,896	1,471,406	(5,567,481)	75,672,194
Stock-based compensation	-	-	-	-	1,392,612	-	-	-	-	1,392,612
Vesting of restricted stock awards	-	-	262,490	2,625	(2,625)	-	-	-	-	-
Issuance of common stock - employee stock purchase plan	-	-	33,222	332	60,132	-	-	-	-	60,464

Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(79,860)	(799)	(391,212)	-	-	-	-	(392,011)
Warrants issued with exchange of debt	-	-	-	-	993,200	-	-	-	-	993,200
Dividends	-	-	-	-	-	-	(1,277,066)	-	-	(1,277,066)
Net loss	-	-	-	-	-	-	(22,524,794)	-	-	(22,524,794)
Change in unrealized losses on available- for-sale securities, net of tax	-	-	-	-	-	(17,755,167)	-	-	-	(17,755,167)
Balance, December 31, 2022	-	$-	12,171,512	$121,715	$74,519,590	$(15,958,428)	$(16,945,964)	1,471,406	$(5,567,481)	$36,169,432

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2022	2021

Cash flows from operating activities:
Net loss	$(22,524,794)	$(7,378,301)

Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities:
Net losses (gains) on investments	140,063	(7,234,028)
Net unrealized losses (gains) on equity investments	6,494,380	(276,340)
Net unrealized losses (gains) on other investments	2,757,422	(2,276,587)
Depreciation and amortization	3,300,445	3,290,445
Bad debt expense	132,577	160,369
Amortization of bond premium, net	3,995,751	260,343
Amortization of discount and issuance costs on debt	230,389	176,180
Stock-based compensation	1,392,612	1,904,935
Deferred income tax benefit	(5,419,176)	(2,200,433)
Decrease (increase) in operating assets:
Premiums receivable, net	(1,694,745)	(659,066)
Reinsurance receivables, net	(26,172,623)	5,168,291
Deferred policy acquisition costs	(1,580,466)	(2,096,472)
Other assets	4,844,358	667,952
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	23,390,768	12,147,517
Unearned premiums	9,733,170	7,750,335
Advance premiums	145,562	33,112
Reinsurance balances payable	100,398	5,981,833
Deferred ceding commission revenue	871,061	9,654,989
Accounts payable, accrued expenses and other liabilities	(1,052,673)	(728,837)
Net cash flows (used in) provided by operating activities	(915,521)	24,346,237

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	(498,711)	(3,175,686)
Purchase - fixed-maturity securities available-for-sale	(48,733,416)	(91,210,388)
Purchase - equity securities	(684,778)	(19,195,630)
Purchase - other investments	-	(2,000,000)
Redemption - fixed-maturity securities held-to-maturity	1,000,000	2,217,428
Sale and maturity - fixed-maturity securities available-for-sale	25,606,590	85,347,589
Sale - equity securities	19,379,047	16,333,946
Sale - real estate partnership	-	233,798
Redemption - other investments	2,576,272	-
Acquisition of property and equipment	(4,550,783)	(4,498,919)
Net cash flows used in investing activities	(5,905,779)	(15,947,862)

Cash flows from financing activities:
Proceeds from equipment financing	8,096,824	-
Principal payments on equipment financing	(191,169)	-
Principal payment on 2017 Notes refinancing	(10,050,000)	-
Bond issue costs on 2022 Notes	(1,758,112)	-
Withholding taxes paid on vested retricted stock awards	(392,011)	(205,773)
Net proceeds from issuance of common stock - employee stock purchase plan	60,464	-
Purchase of treasury stock	-	(1,671,598)
Dividends paid	(1,277,066)	(1,694,148)
Net cash flows used in financing activities	(5,511,070)	(3,571,519)

(Decrease) increase in cash and cash equivalents	$(12,332,370)	$4,826,856

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Years ended December 31,	2022	2021

(Decrease) increase in cash and cash equivalents	$(12,332,370)	$4,826,856
Cash and cash equivalents, beginning of period	24,290,598	19,463,742
Cash and cash equivalents, end of period	$11,958,228	$24,290,598

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,600,626	$1,650,000

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive loss, net of tax	$(17,755,167)	$(8,083,323)
Warrants issued under the Exchange Agreement	$993,200	$-

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as “Kingstone” or the “Company”), through its wholly owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. Although New Jersey, Rhode Island, Massachusetts and Connecticut continue to be growing markets for the Company, 80.6% and 79.5% of KICO’s direct written premiums for the years ended December 31, 2022 and 2021, respectively, came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation; Going Concern

The accompanying consolidated financial statements have been prepared in accordance with GAAP assuming that the Company will continue as a going concern for a period of one year from the issuance date of the financial statements. The Company’s $30,000,000 5.5% Senior Unsecured Notes (the “2017 Notes”) were due on December 30, 2022. The Company’s continuation as a going concern was dependent on its ability to obtain financing and/or other funds to satisfy such obligation. The 2017 Notes were refinanced on December 15, 2022 under a note and warrant exchange agreement with a refinanced balance of $19,950,000 as of December 31, 2022 and a maturity date of December 30, 2024. (see Note 9 - Debt).

Principles of Consolidation

The consolidated financial statements include the accounts of Kingstone and its wholly owned subsidiaries: (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. and 15 Joys Lane, LLC, which together own the land and building from which KICO operates, and (2) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2022 and 2021. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2022 and 2021 Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions.

Investments

The Company classifies its fixed-maturity securities as either held-to-maturity or available-for-sale.  Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost. Available-for-sale securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income. Realized gains and losses are determined on the specific identification method and reported in net loss in the consolidated statements of operations and comprehensive income (loss).

Equity securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, with unrealized gains and losses reported in net loss. Other investments are reported at their estimated fair values using the net asset value (“NAV”) per share (or its equivalent) of the instrument with unrealized gains and losses reported in net loss. See Note - 3, Investments for additional discussion.

The Company may sell its available-for-sale securities, equity securities, and other investments in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Investment income is accrued to the balance sheet dates of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturity securities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income totaled approximately $1,299,000 and $1,861,000 as of December 31, 2022 and 2021, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Premiums Receivable

Premiums receivable include balances due currently or in the future and are presented net of an allowance for doubtful accounts of approximately $39,000 and $233,000 as of December 31, 2022 and 2021, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $133,000 and $160,000 were written off for the years ended December 31, 2022 and 2021, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Deferred Policy Acquisition Costs

Policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as the related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2022 and 2021.

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

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the estimated fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2022 and 2021, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2022 and 2021, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

As of December 31, 2022 and 2021, the Company’s cash equivalents were as follows:

	December 31,	December 31,
	2022	2021

Collateralized bank repurchase agreement (1)	$159,596	$142,258
Money market funds	2,458,223	992,347
Total	$2,617,819	$1,134,605

(1)

The Company has a security interest in certain of the bank’s holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2022, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base.

The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. See Note 7- Reinsurance for reinsurance recoverables on unpaid and paid losses by reinsurer. Management’s policy is to review all outstanding receivables quarterly as well as the bad debt write-offs experienced in the past and establish an allowance for doubtful accounts, if deemed necessary.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2022 and 2021as follows:

	Years ended December 31,
	2022	2021
Personal Lines	94.0%	95.3%
Premiums earned not subject to concentration	6.0%	4.7%
Total premiums earned	100.0%	100.0%

(1)	For the years ended December 31, 2022 and 2021, premiums earned not subject to concentration are comprised primarily of one line of business.

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

Earnings (Loss) per share

Basic earnings (loss) per common share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share reflects, in periods in which they have a dilutive effect, the impact of common shares issuable upon the exercise of stock options and warrants as well as non-vested restricted stock awards.  The computation of diluted earnings (loss) per share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s common shares during the periods presented.  Additionally, the computation of diluted earnings (loss) per share excludes unvested restricted stock awards as calculated using the treasury stock method.

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and were approximately $114,000 and $110,000 for the years ended December 31, 2022 and 2021, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Stock-based Compensation

Stock-based compensation expense in 2022 and 2021 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.

Warrants

The Company’s outstanding issued warrants are accounted for as equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company's warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

Leases

The Company records operating leases in accordance with Accounting Standards Update (“ASU”) 2016-02 – Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, the Company recognized a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability has been measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the Company’s incremental borrowing rate. The right-of-use asset is amortized as rent expense on a straight-line basis.

Comprehensive Income (Loss)

Comprehensive income (loss) refers to revenues, expenses, gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders’ equity, primarily from changes in unrealized gains and losses on available-for-sale securities, net of the related income taxes.

Accounting Changes

The Company has determined that it was not subject to any new accounting pronouncements that became effective during the year ended December 31, 2022.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The revised accounting guidance requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses of available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 was effective for the Company on January 1, 2023. The Company has determined as of the date of adoption the updated guidance did not have a material impact on its consolidated financial statements.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	$(5,449)

Political subdivisions of States, Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	(3,966,767)

Corporate and other bonds Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	(7,975,069)
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	$(20,203,264)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

(1)

In October 2022, KICO placed certain U.S. Treasury Bills as required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of December 31, 2022, the estimated fair value of the eligible collateral was approximately $11,457,000.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 9 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2022, the estimated fair value of the eligible investments was approximately $12,228,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2022 and 2021 there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2022 and 2021 is shown below:

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$16,359,100	$16,307,991	$1,153,099	$1,156,636
One to five years	18,605,987	14,085,113	43,007,110	44,914,759
Five to ten years	54,559,158	52,230,283	26,808,853	27,332,581
More than 10 years	31,796,918	26,469,581	26,802,457	26,892,792
Residential mortgage and other asset backed securities	53,597,264	45,622,195	58,036,959	57,783,342
Total	$174,918,427	$154,715,163	$155,808,478	$158,080,110

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of December 31, 2022 and 2021 are as follows:

	December 31, 2022
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629
Common stocks, mutual funds, and exchange traded funds	4,502,758	158,635	(821,632)	3,839,761
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390

	December 31, 2021
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$22,019,509	$1,007,009	$(184,617)	$22,841,901
Common stocks, mutual funds, and exchange traded funds	15,451,160	1,573,653	(179,712)	16,845,101
Total	$37,470,669	$2,580,662	$(364,329)	$39,687,002

Other Investments

The cost and estimated fair value of, and gross unrealized gains on, the Company’s other investments as of December 31, 2022 and 2021 are as follows:

	December 31, 2022			December 31, 2021
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$784,612	$2,771,652	$3,999,381	$3,562,034	$7,561,415

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity fixed-maturity securities as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	$(5,677)

Political subdivisions of States, Territories and Possessions	498,638	2,092	-	-	500,730	2,092

Exchange traded debt	304,111	-	(29,111)	-	275,000	(29,111)

Corporate and other bonds Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	(1,133,056)
Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	$(1,165,752)

	December 31, 2021
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$729,642	$209,633	$-	$-	$939,275	$209,633

Political subdivisions of States, Territories and Possessions	998,239	22,856	-	-	1,021,095	22,856

Exchange traded debt	304,111	85	13,921)		290,275	(13,836)

Corporate and other bonds Industrial and miscellaneous	6,234,342	280,951	(12,779)	-	6,502,514	268,172
Total	$8,266,334	$513,525	$(26,700)	$-	$8,753,159	$486,825

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

A summary of the amortized cost and the estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2022 and 2021 is shown below:

	December 31, 2022		December 31, 2021
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$708,535	$743,575	$994,712	$1,008,180
One to five years	1,120,507	1,088,522	1,205,829	1,290,465
Five to ten years	1,402,704	1,200,720	1,513,942	1,648,808
More than 10 years	4,534,394	3,567,571	4,551,851	4,805,706
Total	$7,766,140	$6,600,388	$8,266,334	$8,753,159

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Years ended
	December 31,
	2022	2021

Income:
Fixed-maturity securities	$4,211,229	$5,446,795
Equity securities	1,058,351	1,529,020
Cash and cash equivalents	63,683	11,511
Total	5,333,263	6,987,326
Expenses:
Investment expenses	396,485	365,934
Net investment income	$4,936,778	$6,621,392

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $1,000,000 and $2,217,428 for the years ended December 31, 2022 and 2021, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $25,606,590 and $85,347,589 for the years ended December 31, 2022 and 2021, respectively.

Proceeds from the sale of equity securities were $19,379,047 and $16,333,946 for the years ended December 31, 2022 and 2021, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The Company’s net (losses) gains on investments for the years ended December 31, 2022 and 2021 are summarized as follows:

	Years ended
	December 31,
	2022	2021
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$143,622	$5,189,810
Gross realized losses	(208,955)	(90,111)
	(65,333)	5,099,699

Equity securities:
Gross realized gains	1,384,432	2,415,136
Gross realized losses	(2,048,395)	(280,807)
	(663,963)	2,134,329

Other Investments:
Gross realized gains	589,233	83,798
Gross realized losses	-	-
	589,233	83,798

Net realized (losses) gains	(140,063)	7,317,826

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	276,340
Gross losses	(6,494,380)	-
	(6,494,380)	276,340

Other Investments:
Gross gains	-	2,192,789
Gross losses	(2,757,422)	-
	(2,757,422)	2,192,789

Net unrealized (losses) gains	(9,251,802)	2,469,129

Net (losses) gains on investments	$(9,391,865)	$9,786,955

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

OTTI losses are recorded in the consolidated statements of operations and comprehensive income (loss) as net realized losses on investments and result in a permanent reduction of the cost basis of the underlying investment. The determination of OTTI is a subjective process and different judgments and assumptions could affect the timing of loss realization. At December 31, 2022 and December 31, 2021, there were 155 and 48 fixed-maturity securities, respectively, that accounted for the gross unrealized losses.  The Company determined that none of the unrealized losses were deemed to be OTTI for its portfolio of investments for the years ended December 31, 2022 and 2021.  Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2022 and 2021 as follows:

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,918,196	$(6,928)	3	$-	-	-	$18,918,196	$(6,928)

Political subdivisions of States, Territories and Possessions	7,970,633	(2,195,273)	9	5,170,753	(1,771,494)	5	13,141,386	(3,966,767)

Corporate and other bonds industrial and miscellaneous	56,910,104	(5,796,994)	75	15,172,381	(2,458,985)	15	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities	10,145,880	(882,664)	22	34,753,178	(7,150,803)	26	44,899,058	(8,033,467)

Total fixed-maturity securities	$93,944,813	$(8,881,859)	109	$55,096,312	$(11,381,282)	46	$149,041,125	$(20,263,141)

	December 31, 2021
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	6,768,123	(197,984)	5	-	-	-	6,768,123	(197,984)

Corporate and other bonds industrial and miscellaneous	17,593,707	(126,926)	15	-	-	-	17,593,707	(126,926)

Residential mortgage and other asset backed securities	45,399,451	(489,258)	26	2,923,182	(120,344)	2	48,322,633	(609,602)

Total fixed-maturity securities	$69,761,281	$(814,168)	46	$2,923,182	$(120,344)	2	$72,684,463	$(934,512)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure the assets or liabilities fall within different levels of the hierarchy, the classification is based on the lowest level input that is significant to the fair value measurement of the asset or liability. Classification of assets and liabilities within the hierarchy considers the markets in which the assets and liabilities are traded, including during periods of market disruption, and the reliability and transparency of the assumptions used to determine fair value. The hierarchy requires the use of observable market data when available. The levels of the hierarchy and those investments included in each are as follows:

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at December 31, 2022 and 2021 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,869,096	$-	$-	$23,869,096

Political subdivisions of States, Territories and Possessions	-	13,141,387	-	13,141,387

Corporate and other bonds industrial and miscellaneous	71,585,115	497,370	-	72,082,485

Residential mortgage and other asset backed securities	-	45,622,195	-	45,622,195
Total fixed maturities	95,454,211	59,260,952	-	154,715,163
Equity securities	13,834,390	-	-	13,834,390
Total investments	$109,288,601	$59,260,952	$-	$168,549,553

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions	-	17,285,514	-	17,285,514

Corporate and other bonds industrial and miscellaneous	82,500,779	510,475	-	83,011,254

Residential mortgage and other asset backed securities	-	57,783,342	-	57,783,342
Total fixed maturities	82,500,779	75,579,331	-	158,080,110
Equity securities	39,687,002	-	-	39,687,002
Total investments	$122,187,781	$75,579,331	$-	$197,767,112

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of December 31, 2022 and 2021. The Company measures this investment at fair value on a recurring basis.  Fair value using NAV per share is as follows as of the dates indicated:

Category	December 31, 2022	December 31, 2021

Other Investments
Hedge fund	$2,771,652	$7,561,415

The hedge fund investment is generally redeemable with at least 45 days prior written notice.  The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership’s changes in unrealized gains and losses to its partners. Such amounts have been recorded in the accompanying consolidated statements of operations and comprehensive (loss) income within net (losses) gains on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s debt as of December 31, 2022 and 2021, which is not measured at fair value, is as follows:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$15,829,096	$-	$15,829,096

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$28,436,019	$-	$28,436,019

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 5 - Fair Value of Financial Instruments and Real Estate

The Company uses the following methods and assumptions in estimating the fair value of financial instruments and real estate:

Equity securities, available-for-sale fixed income securities, and other investments:  Fair value disclosures for these investments are included in Note 3 - Investments and Note 4 – Fair Value Measurements.

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

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments and real estate as of December 31, 2022 and 2021 are as follows:

	December 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$7,766,140	$6,600,388	$8,266,334	$8,753,159
Cash and cash equivalents, Level 1	$11,958,228	$11,958,228	$24,290,598	$24,290,598
Premiums receivable, net, Level 3	$13,880,504	$13,880,504	$12,318,336	$12,318,336
Reinsurance receivables, net, Level 3	$66,465,061	$66,465,061	$40,292,438	$40,292,438
Real estate, net of accumulated depreciation, Level 3	$2,050,644	$2,800,000	$2,144,464	$3,025,000
Reinsurance balances payable, Level 3	$13,061,966	$13,061,966	$12,961,568	$12,961,568

Note 6 - Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. KICO’s insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. All identified intangible assets of finite useful life were fully amortized as of December 31, 2022 and 2021.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2022 and 2021 are summarized as follows:

	Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000
Customer relationships	10	3,400,000	3,400,000	-
Other identifiable intangibles	7	950,000	950,000	-
Total		$4,850,000	$4,350,000	$500,000

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified for the years ended December 31, 2022 and 2021.

The Company recorded no amortization expense related to intangible assets for the years ended December 31, 2022 and 2021.

Note 7 - Reinsurance

Effective December 31, 2021, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, the Company entered into a new quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2022 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2022. Effective October 20, 2021, the Company entered into a stub catastrophe reinsurance treaty covering the period from October 20, 2021 through December 31, 2021. The treaty provided reinsurance coverage for catastrophe losses of $5,000,000 in excess of $5,000,000. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2023/2024 Treaty		2021/2023 Treaty
	July 1,	January 1,	July 1,	December 31,	July 1,	December 31,
	2023	2023	2022	2021	2021	2020
	to	to	to	to	to	to
	January 1,	June 30,	January 1,	June 30,	December 30,	June 30,
Line of Business	2024	2023	2023	2022	2021	2021

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded (9)	30%	30%	30%	30%	None (5)	None (5)
Risk retained on intial $1,000,000 of losses (5) (7) (8) (9)	$700,000	$700,000	$700,000	$700,000	$1,000,000	$1,000,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	None (5)	None (5)
Expiration date	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023	NA (5)	NA (5)

Excess of loss coverage and facultative facility coverage (1) (7)	(8)	$8,400,000	$8,400,000	$8,400,000	$8,000,000	$8,000,000
		in excess of	in excess of	in excess of	in excess of	in excess of
		$600,000	$600,000	$600,000	$1,000,000	$1,000,000
Total reinsurance coverage per occurrence (5) (7) (8)	$500,000	$8,500,000	$8,500,000	$8,500,000	$8,000,000	$8,000,000
Losses per occurrence subject to reinsurance coverage (5)	(8)	$8,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(8)	June 30, 2023	June 30, 2023	June 30, 2022	June 30, 2022	June 30, 2021

Catastrophe Reinsurance:

Initial loss subject to personal lines quota share treaty (8)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	None (5)	None (5)
Risk retained per catastrophe occurrence (5) (9) (10)	(8)	$8,750,000	$7,400,000	$7,400,000	$10,000,000	$10,000,000
Catastrophe loss coverage in excess of quota share coverage (2) (5)	(8)	$335,000,000	$335,000,000	$490,000,000	$490,000,000	$475,000,000
Catastrophe stub coverage for the period from October 18, 2021 through December 31, 2021 (6)	NA	NA	NA	NA	$5,000,000	NA
					in excess of
					$5,000,000
Reinstatement premium protection (3) (4)	(8)	Yes	Yes	Yes	Yes	Yes

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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
(7)

For the period January 1, 2022 through January 1, 2024, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2022/2023 Treaty. Excludes losses from named storms.

(8)

Excess of loss and facultative facility, and catastrophe treaties will expire on June 30, 2023; reinsurance coverage in effect from July 1, 2023 through January 1, 2024 is only for Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance.

(9)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

(10)	Plus losses in excess of catastrophe coverage

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2022 and 2021 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2022
Swiss Reinsurance America Corporation	9,469	4,823	14,292	-
Hanover Rueck SE	8,681	2,698	11,379	-
Others	9,510	6,067	15,577	2,399	(2)
Total	$27,660	$13,588	$41,248	$2,399

December 31, 2021
Cavello Bay Reinsurance Limited (1)	$2,134	$3,245	$5,379	$3,006	(3)
Swiss Reinsurance America Corporation	4,069	631	4,700	-
Hanover Rueck SE	2,474	1,176	3,650	-
Allied World Assurance Company	1,098	29	1,127	-
Others	863	1,415	2,278	791	(4)
Total	$10,638	$6,496	$17,134	$3,797

(Columns in the tables above may not sum to totals due to rounding)

(1) On December 27, 2018, Enstar Group Limited announced that one of its wholly owned subsidiaries, Cavello Bay Reinsurance Limited, acquired Maiden Reinsurance North America, Inc.

(2) As of December 31, 2022, represents $1,918,000 secured pursuant to collateralized trust agreement and $481,000 guaranteed by irrevocable letters of credit.

(3) As of December 31, 2021, represents $3,006,000 secured pursuant to collateralized trust agreement.

(4) As of December 31, 2021, represents $791,000 guaranteed by irrevocable letters of credit.

Assets held in the trusts referred to in footnotes (2) and (3) in the table above are not included in the Company’s invested assets, and investment income earned on these assets is credited to the reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2022 and 2021 include unearned ceded premiums of approximately $25,217,000 and $23,159,000, respectively.

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2021/2023 Treaty for the year ended December 31, 2022 based on a fixed provisional commission rate at which provisional ceding commissions will be earned. The 2021/2023 Treaty was effective as of December 31, 2021; there was no other personal lines quota share treaty in effect for the year ended December 31, 2021. The Company will earn ceding commission revenue under the 2023/2024 Treaty based on a fixed provisional commission rate at which provisional ceding commissions will be earned. The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios.  The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Ceding commission revenue consists of the following:

	Year ended
	December 31,
	2022	2021

Provisional ceding commissions earned	$19,105,779	$233,990
Contingent ceding commissions earned	213,612	(144,309)
	$19,319,391	$89,681

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned.  As of December 31, 2022 and 2021, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,667,000 and $2,881,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Years ended
	December 31,
	2022	2021

Net deferred policy acquisition costs, net of deferred ceding commission revenue, beginning of year	$12,490,479	$20,048,996

Cost incurred and deferred:
Commissions and brokerage	36,354,386	35,128,938
Other underwriting and policy acquisition costs	9,154,706	8,841,557
Ceding commission revenue	(7,236,720)	(7,257,909)
Net deferred policy acquisition costs	38,272,372	36,712,586
Additional deferred ceding commission revenue due to inception of quota share	-	(9,686,577)
Amortization	(37,562,967)	(34,584,526)
	709,405	(7,558,517)

Net deferred policy acquisition costs, net of deferred ceding commission revenue, end of year	$13,199,884	$12,490,479

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2022 and 2021 are as follows:

	December 31,
	2022	2021

Deferred policy acquisition costs	$23,819,453	$22,238,987
Deferred ceding commission revenue	(10,619,569)	(9,748,508)
Balance at end of period	$13,199,884	$12,490,479

Note 9 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”).  KICO is required to maintain an investment in capital stock of FHLBNY.  Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock.  Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At December 31, 2022 and December 31, 2021, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing.  KICO is currently able to borrow on an overnight basis. If KICO has collateral, the maximum allowable advance as of December 31, 2022 and 2021 was approximately $13,192,000 and $13,419,000, respectively. Available collateral as of December 31, 2022 and 2021 was approximately $12,228,000 and $0, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the years ended December 31, 2022 and 2021.

Debt

Debt as of December 31, 2022 and 2021 consists of the following:

	December 31,
	2022	2021

2017 Notes, net	$-	$29,823,791
2022 Notes, net	17,252,868	-
Equipment financing	7,905,655	-
Balance at end of period	$25,158,523	$29,823,791

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Note and Warrant Exchange

On December 9, 2022, the Company entered into a Note and Warrant Exchange Agreement (the “Exchange Agreement”) with several holders (the “Exchanging Noteholders”) of the Company’s outstanding 5.50% Senior Notes due 2022 (the “2017 Notes”). On the date of the Exchange Agreement, the Exchanging Noteholders held 2017 Notes in the aggregate principal amount of $21,545,000 of the $30,000,000 aggregate principal amount of the 2017 Notes then outstanding. Pursuant to the Exchange Agreement, on December 15, 2022, the Exchanging Noteholders exchanged their respective 2017 Notes for the following: (i) new 12.0% Senior Notes due December 30, 2024 of the Company in the aggregate approximate principal amount of $19,950,000 (the “2022 Notes”); (ii) cash in the aggregate approximate amount of $1,595,000, together with accrued interest on the 2017 Notes; and (iii) three-year warrants for the purchase of an aggregate of 969,525 shares of Common Stock of the Company, exercisable at an exercise price of $1.00 per share (the “Warrants”). The remaining $8,455,000 principal amount of the 2017 Notes, together with accrued interest thereon, was paid on the maturity date of the 2017 Notes of December 30, 2022, with Company funds.

2017 Notes

On December 19, 2017, the Company issued $30 million of its 2017 Notes in an underwritten public offering. Interest was payable semi-annually in arrears on June 30 and December 30 of each year, which began on June 30, 2018 at the rate of 5.50% per annum. The net proceeds of the issuance were $29,121,630, net of discount of $163,200 and transaction costs of $715,170, for an effective yield of 5.67% per annum. The balance of debt as of December 31, 2022 and 2021 is as follows:

	December 31,	December 31,
	2022	2021

5.50% Senior Unsecured Notes	$-	$30,000,000
Discount	-	(32,442)
Issuance costs	-	(143,767)
2017 Notes, net	$-	$29,823,791

The 2017 Notes were unsecured obligations of the Company and were not the obligations of or guaranteed by any of the Company’s subsidiaries. The 2017 Notes ranked senior in right of payment to any of the Company’s existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the 2017 Notes. The Notes ranked equally in right of payment to all of the Company’s existing and future senior indebtedness, but were effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the 2017 Notes were structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries. The 2017 Notes were redeemable by the Company, at its option, at any time in whole or from time to time in part, at the redemption price equal to the greater of: (i) 100% of the principal amount of the 2017 Notes to be redeemed; and (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the 2017 Notes to be redeemed that would have been due if the 2017 Notes matured on the applicable redemption date (exclusive of interest accrued to the applicable redemption date) discounted to the redemption date on a semi-annual basis at the Treasury Rate, plus 50 basis points (“Make Whole Call”).

Due to the Make Whole Call, management’s intent was to retire or otherwise satisfy the Notes at or close to the scheduled maturity date in December 2022.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

2022 Notes

On December 15, 2022, the Company issued $19,950,000 of its 2022 Notes pursuant to the Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which will begin on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,200 (see Note 12 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. The balance of the 2022 Notes as of December 31, 2022 is as follows:

12.0% Senior Unsecured Notes	$19,950,000
Warrants	(979,684)
Issuance costs	(1,717,448)
2022 Notes, net	$17,252,868

The Company is required to make a mandatory redemption of 2022 Notes on December 30, 2023, in an amount such that the aggregate principal amount of 2022 Notes to be redeemed plus accrued and unpaid interest thereon shall be equal to the amount by which the maximum Ordinary Dividend Paying Capacity of KICO (as defined below) measured as of December 15, 2023 exceeds the Company’s Holding Company Expenses (as defined below) for the calendar year ended December 31, 2023. “Ordinary Dividend Paying Capacity” means the sum, as measured on December 15, 2023, of (i) the maximum allowable amount of dividends that KICO is permitted to pay without seeking any regulatory approval in accordance with New York insurance regulations based on its statutory annual and quarterly financial statements filed with the National Association of Insurance Commissioners as of and for the thirty-six (36) month period ended September 30, 2023 plus (ii) any dividends paid by KICO to the Company during the period beginning January 1, 2023 and ending September 30, 2023. “Holding Company Expenses” means the sum of (i) cash interest expense paid or to be paid during the calendar year ended December 31, 2023 on the 2022 Notes, intercompany loans and any other indebtedness of the holding company on a stand-alone basis and (ii) other cash operating expenses, including taxes, paid or to be paid by the holding company during the calendar year ended December 31, 2023. The amount of other operating expenses paid in cash in the preceding clause (ii) shall not exceed $2.5 million. Holding Company Expenses will be determined based on the actual Holding Company Expenses for the nine months ending September 30, 2023, and an estimate of Holding Company Expenses for the three months ending December 30, 2023.

The 2022 Notes are unsecured obligations of the Company and are not the obligations of or guaranteed by any of the Company’s subsidiaries. The 2022 Notes rank senior in right of payment to any of the Company’s existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the 2022 Notes. The Notes rank equally in right of payment to all of the Company’s existing and future senior indebtedness, but are effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the 2022 Notes are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries.

The 2022 Notes will be redeemable, at the Company’s option, in whole or in part, at any time or in part from time to time, on and after December 30, 2022, upon not less than fifteen (15) nor more than sixty (60) days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the respective period set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Period:	Percentage

December 30, 2022 to December 29, 2023	102.00%
December 30, 2023 to September 29, 2024	101.00%
September 30, 2024 to December 29, 2024	100.00%

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company is subject to a leverage maintenance test (“Leverage Maintenance Test”), which requires that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of December 31, 2022, the ratio as defined under the Leverage Maintenance Test was 26.7%. “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term of the Company except for the sale leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s consolidated balance sheet.

Equipment Financing

On October 27, 2022, KICO entered into a sale leaseback transaction, whereby KICO sold $8,096,824 of fixed assets to a bank. Under GAAP, the sale leaseback transaction is recorded as equipment financing (“Financing”). The provisions of the Financing require KICO to pay a monthly payment of principal and interest at the rate of 5.86% per annum totaling $126,877 for a term of 60 months commencing on October 27, 2022.  The terms of the Financing provide buyout options to KICO at the end of the 60 month term, which are as follows:

•	At the end of the lease, KICO may purchase the fixed assets for a purchase price of $2,024,206, which is 25% of the original fixed asset cost of $8,096,824; or

•	KICO may renew the lease for 16 months at the same rental rate, which totals $2,030,036.

A provision of the Financing requires KICO to pledge collateral for the lease obligation.  As of December 31, 2022, KICO pledged a total of $8,691,026 in United States Treasury Bills.

Future contractual payment obligations under the Financing as of December 31, 2022 are as follows:

For the Year
Ending
December 31,	Total
2023	$1,088,372
2024	1,153,862
2025	1,223,293
2026	1,296,901
2027	1,119,021
5,881,449
2027 purchase price	2,024,206
Total	$7,905,655

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2022
Building	$2,344,188	$(945,981)	$1,398,207
Land	652,437	-	652,437
Furniture and office equipment	828,011	(828,011)	-
Leasehold improvements	-	-	-
Computer equipment and software	23,195,784	(14,738,212)	8,457,572
Automobile	134,034	(100,315)	33,719
Total	$27,154,454	$(16,612,519)	$10,541,935

December 31, 2021
Building	$2,344,188	$(855,558)	$1,488,630
Land	652,437	-	652,437
Furniture and office equipment	802,325	(797,618)	4,707
Leasehold improverments	18,996	(5,650)	13,346
Computer equipment and software	18,686,373	(11,601,776)	7,084,597
Automobile	99,352	(51,473)	47,879
Total	$22,603,671	$(13,312,074)	$9,291,597

Depreciation expense for the years ended December 31, 2022 and 2021 was $3,300,445 and $3,290,445, respectively.

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2022
Premiums written	$201,254,837	$-	$(79,195,016)	$122,059,821
Change in unearned premiums	(9,733,170)	-	2,057,880	(7,675,290)
Premiums earned	$191,521,667	$-	$(77,137,136)	$114,384,531

Year ended December 31, 2021
Premiums written	$181,665,178	$-	$(52,909,694)	$128,755,484
Change in unearned premiums	(7,750,334)	-	22,876,569	$15,126,235
Premiums earned	$173,914,844	$-	$(30,033,125)	$143,881,719

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2022 and 2021 was $2,839,028 and $2,693,466, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2022 and 2021 are as follows:

	Gross	Reinsurance
	Liability	Receivables
December 31, 2022
Case-basis reserves	$62,745,588	$16,618,887
Loss adjustment expenses	16,847,618	2,364,053
IBNR reserves	38,746,307	8,676,560
Recoverable on unpaid losses		27,659,500
Recoverable on paid losses	-	13,588,981
Total loss and loss adjustment expenses	$118,339,513	41,248,481
Unearned premiums		25,216,580
Receivables - reinsurance contracts		-
Total reinsurance receivables		$66,465,061

December 31, 2021
Case-basis reserves	$54,761,591	$7,839,767
Loss adjustment expenses	14,795,659	1,072,847
IBNR reserves	25,391,495	1,725,065
Recoverable on unpaid losses		10,637,679
Recoverable on paid losses	-	6,496,059
Total loss and loss adjustment expenses	$94,948,745	17,133,738
Unearned premiums		23,158,700
Receivables - reinsurance contracts		-
Total reinsurance receivables		$40,292,438

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended
	December 31,
	2022	2021

Balance at beginning of period	$94,948,745	$82,801,228
Less reinsurance recoverables	(10,637,679)	(20,154,251)
Net balance, beginning of period	84,311,066	62,646,977

Incurred related to:
Current year	85,690,180	101,987,855
Prior years	2,699,862	(15,259)
Total incurred	88,390,042	101,972,596

Paid related to:
Current year	49,602,585	60,171,695
Prior years	32,418,510	20,136,812
Total paid	82,021,095	80,308,507

Net balance at end of period	90,680,013	84,311,066
Add reinsurance recoverables	27,659,500	10,637,679
Balance at end of period	$118,339,513	$94,948,745

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $39,658,365 and $968,220 for the years ended December 31, 2022 and 2021, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2022 and 2021 was $2,699,862 unfavorable and 15,259 favorable, respectively.

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of December 31, 2019 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The following is information about incurred and paid claims development as of December 31, 2022, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2022 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2013 to December 31, 2021 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										December 31, 2022
	For the Years Ended December 31,											Cumulative Number of Reported Claims by Accident Year
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	IBNR
	(Unaudited 2013 - 2021)

2013	$10,728	$9,745	$9,424	$9,621	$10,061	$10,089	$10,607	$10,495	$10,529	$10,492	$1	1,564
2014		14,193	14,260	14,218	14,564	15,023	16,381	16,428	16,434	16,486	24	2,138
2015			22,340	21,994	22,148	22,491	23,386	23,291	23,528	23,533	230	2,559
2016				26,062	24,941	24,789	27,887	27,966	27,417	27,352	297	2,881
2017					31,605	32,169	35,304	36,160	36,532	36,502	375	3,398
2018						54,455	56,351	58,441	59,404	61,237	1,100	4,230
2019							75,092	72,368	71,544	71,964	2,431	4,497
2020								63,083	62,833	63,217	2,568	5,869
2021									96,425	96,673	7,863	5,786
2022										79,835	21,076	4,414
									Total	$487,291

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022
	(Unaudited 2013 - 2021)

2013	$3,405	$5,303	$6,633	$7,591	$8,407	$9,056	$9,717	$10,016	$10,392	$10,471
2014		5,710	9,429	10,738	11,770	13,819	14,901	15,491	15,770	16,120
2015			12,295	16,181	18,266	19,984	21,067	22,104	22,318	22,473
2016				15,364	19,001	21,106	23,974	25,234	25,750	26,382
2017					16,704	24,820	28,693	31,393	32,529	33,522
2018						32,383	44,516	50,553	52,025	54,424
2019							40,933	54,897	58,055	60,374
2020								39,045	50,719	53,432
2021									56,282	77,756
2022										45,856
									Total	$400,811

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$86,480
All outstanding liabilities before 2013, net of reinsurance										259
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$86,740

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

YEARS ENDED DECEMBER 31, 2022 AND 2021

The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

As of
(in thousands)	December 31, 2022
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$86,740
Total reinsurance recoverable on unpaid losses	27,660
Unallocated loss adjustment expenses	3,940
Total gross liability for loss and LAE reserves	$118,340

The following is supplementary unaudited information about average historical claims duration as of December 31, 2022:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
All Lines of Business	50.8%	19.2%	8.3%	6.6%	6.1%	4.4%	3.3%	1.7%	2.9%	0.8%

The percentages in the above table do not add up to 100 because the percentages represent averages across all accident years at each development stage.

Note 12 – Stockholders’ Equity

Dividends Declared

Dividends declared and paid on Common Stock were $1,277,066 and $1,694,148 for the years ended December 31, 2022 and 2021, respectively. On November 11, 2022, the Company’s Board of Directors determined to suspend regular quarterly dividends due to restrictions that may be imposed in connection with the 2017 Notes refinancing and the need to retain cash to pay a portion of 2017 Notes that were due on December 30, 2022. Future dividend policy will be subject to the discretion of the Company’s Board of Directors.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The results of operations for the years ended December 31, 2022 and 2021 include stock-based compensation expense for stock options totaling approximately $9,000 and $55,000, respectively. Stock-based compensation expense related to stock options for the years ended December 31, 2022 and 2021 is net of estimated forfeitures of approximately 18% and 16%, respectively. Such amounts have been included in the consolidated statements of operations and comprehensive income (loss) within other operating expenses.

No options were granted during the year ended December 31, 2022. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the year ended December 31, 2022 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2022	107,201	$8.31	2.92	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-

Outstanding at December 31, 2022	107,201	$8.31	1.92	$-

Vested and Exercisable at December 31, 2022	107,201	$8.31	1.92	$-

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2022 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $1.35 closing price of the Company’s Common Stock on December 31, 2022. No options were exercised, forfeited or expired during the year ended December 31, 2022. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

Participants in the 2014 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised, or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

As of December 31, 2022, there were no unvested options.

As of December 31, 2022, there were 351,445 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the year ended December 31, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2022	535,410	$7.01	$3,753,224

Granted	115,697	$4.71	$544,503
Vested	(262,490)	$7.32	$(1,715,220)
Forfeited	(22,020)	$-	$-

Balance at December 31, 2022	366,597	$6.97	$2,582,506

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the years ended December 31, 2022 and 2021, stock-based compensation for these grants was approximately $1,369,000 and $1,846,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”).  There is currently no offering pursuant to the ESPP subsequent to October 31, 2022. For the years ended December 31, 2022 and 2021, stock-based compensation under the 2021/2022 Offering was approximately $15,000 and $4,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

At the end of the 2021/2022 Offering period, 33,222 shares of Common Stock were issued at $1.82 per share to participating employees for a total purchase of $60,464.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Warrants

In connection with the Exchange Agreement (see Note 9 – Debt – “Note and Warrant Exchange”), as additional consideration, on December 15, 2022, the Company issued warrants to the Exchanging Noteholders to purchase 969,525 shares of Common Stock. The fair value of the warrants, using the Black-Scholes valuation formula, was $993,200, which has been capitalized as a deferred financing cost of the 2022 Notes. The fair value of the warrants is being amortized over the life of the warrants, which is 36.5 months.

The warrants are exercisable through December 30, 2025 at an exercise price of $1.00 per share. Holders of the warrants may exercise their outstanding warrants in cash, or, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the warrants being exercised.

As of December 31, 2022, all warrants for the purchase of an aggregate of 969,525 shares of Common Stock were outstanding.

The following weighted average assumptions were used for grants during the following periods:

	Years ended
	December 31,
	2022	2021

Dividend Yield	0.00%	n/a
Volatility	57.45%	n/a
Risk-Free Interest Rate	4.00%	n/a
Expected Life	3 years	n/a

Note 13 - Statutory Financial Information and Accounting Policies

For regulatory purposes, KICO prepares its statutory basis financial statements based on statutory accounting principles prescribed or permitted by the New York State Department of Financial Services (the “DFS”). The DFS requires insurance companies domiciled in New York State to prepare their statutory financial statements in accordance with Statements of Statutory Accounting Principles as promulgated by the National Association of Insurance Commissioners (the “NAIC”), subject to any deviations prescribed or permitted by the DFS. These statutory accounting practices differ substantially from GAAP used by most business entities. The more significant variances from GAAP are as follows:

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

State insurance laws restrict the ability of KICO to declare dividends. These restrictions are related to surplus and net investment income. Dividends are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, net of dividends paid by KICO during such period. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. Generally, dividends may be paid without the need for DFS approval from unassigned surplus, and the amount of an insurer’s unassigned surplus following payment of any dividends must be reasonable in relation to the insurer’s outstanding liabilities and adequate to meet its financial needs.

At December 31, 2022 and 2021, unassigned (deficit) surplus was $(5,069,593) and $11,553,779, respectively. Without DFS approval, dividends may not be paid until unassigned surplus is generated. For the years ended December 31, 2022 and 2021, KICO paid dividends to Kingstone of $5,250,000 and $3,500,000, respectively. For the years ended December 31, 2022 and 2021, KICO recorded statutory basis net (loss) income of $(14,498,676) and $1,259,672, respectively. At December 31, 2022 and 2021, KICO reported statutory basis surplus as regards policyholders of $67,976,439 and $84,599,711, respectively, as filed with the DFS.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC was above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2022 and 2021.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The provision for income taxes is comprised of the following:

Years ended ended December 31,	2022	2021

Current federal income tax expense	$-	$167,622
Current state income tax expense	1,630	1,675
Deferred federal and state income benefit	(5,419,176)	(2,200,433)
Income tax benefit	$(5,417,546)	$(2,031,136)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Years ended December 31,	2022		2021

Computed expected tax benefit	$(5,867,891)	21.0%	$(1,975,982)	21.0%
State taxes, net of Federal benefit	(190,894)	0.7	(221,879)	2.4
State valuation allowance	198,217	(0.7)	224,117	(2.4)
Benefit of higher tax brackets in NOL carryback - current year			-	-
Benefit of higher tax brackets in NOL carryback - prior year			-	-
Permanent differences
Dividends received deduction	(122,331)	0.4	(152,147)	1.6
Non-taxable investment income	(95,763)	0.3	(75,045)	0.8
Stock-based compensation	117,700	(0.4)	55,486	(0.6)
Sale leaseback transaction	385,634	(1.4)	-	-
Other permanent differences	152,601	(0.5)	56,798	(0.6)
Prior year tax matters	(24,116)	0.1	107,173	(1.1)
Other	29,297	(0.1)	(49,657)	0.5

Income tax benefit, as reported	$(5,417,546)	19.4%	$(2,031,136)	21.6%

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2022	2021

Deferred tax asset:
Net operating loss carryovers (1)	$3,828,947	$1,112,318
Claims reserve discount	1,238,544	1,186,789
Unearned premium	3,574,840	3,246,364
Deferred ceding commission revenue	2,230,109	2,047,187
Net unrealized losses on securities	4,920,837	-
Other	503,692	1,220,898
Total deferred tax assets	16,296,969	8,813,556

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	5,002,085	4,670,187
Intangibles	105,000	105,000
Depreciation and amortization	99,183	1,046,817
Net unrealized gains on securities	-	2,039,756
Total deferred tax liabilities	5,965,811	8,621,303

Net deferred income tax asset	$10,331,158	$192,253

(1)	The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2022	2021	Expiration

Federal only, NOL from 2022 and 2021	$3,828,947	$1,112,318	None

State only (A)	2,276,595	2,099,239	December 2027 - December 2042
Valuation allowance	(2,276,595)	(2,099,239)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$3,828,947	$1,112,318

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2022 and 2021 was approximately $35,025,000 and $32,296,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2042.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The table below reconciles the changes in net deferred income tax assets (liabilities) to the deferred income tax provision for the year ended December 31, 2022:

Decrease in net deferred income tax assets	$(10,138,905)
Deferred tax benefit allocated to other comprehensive income	(4,719,729)
Deferred income tax benefit	$(5,419,176)

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2022 and 2021. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing.  The Company’s tax returns for the years ended December 31, 2019 through December 31, 2021 remain subject to examination.

Note 16 - Employee Benefit Plans

Employee Bonus Plan

For the years ended December 31, 2022 and 2021 the Company did not accrue for, or pay, bonuses related to the employee bonus plan.

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution.  The Company incurred approximately $264,000 and $249,000, respectively, of expense for the years ended December 31, 2022 and 2021, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying consolidated statements of operations and comprehensive income (loss).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). The Deferred Compensation Plan is offered to a select group (“Participants”), consisting of management and highly compensated employees as a method of recognizing and retaining such Participants. The Deferred Compensation Plan provides for eligible Participants to elect to defer up to 75% of their base compensation and up to 100% of bonuses and other compensation and to have such deferred amounts deemed to be invested in specified investment options. In addition to the Participant deferrals, the Company may choose to make matching contributions to some or all of the Participants in the Deferred Compensation Plan to the extent the Participant did not receive the maximum matching or non-elective contributions permissible under the Company’s 401(k) Plan due to limitations under the Internal Revenue Code or the 401(k) Plan. Participants may elect to receive payment of their account balances in a single cash payment or in annual installments for a period of up to ten years. The deferred compensation liability as of December 31, 2022 and 2021 amounted to $1,155,860 and $907,914, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying  consolidated balance sheets. The Company did not make any voluntary contributions for the years ended December 31, 2022 and 2021.

Effective December 22, 2022, the Company terminated the Deferred Compensation Plan. The assets of the Deferred Compensation Plan will be liquidated by making payments to Participants in full satisfaction of their interest in the Deferred Compensation Plan (“Termination Payments”), which Termination Payments will be made no earlier than December 22, 2023 and will be completed no later than December 22, 2024.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Additional information regarding the Company’s office operating leases is as follows:

	Year ended	Year ended
Lease cost	December 31, 2022	December 31, 2021
Operating lease (1) (2)	$172,494	$247,980

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$195,453	$264,571
Discount rate	5.50%	5.50%
Remaining lease term in years
KICO	1.25	2.25

(1)	KICO rent expense is included in the consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.
(2)	Cosi rent expense is included in the consolidated statements of operations and comprehensive income (loss) within other operating expenses.

Operating lease right-of-use assets, included in other assets, were $225,278 and $795,327 as of December 31, 2022 and 2021, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $225,278 and $795,327 as of December 31, 2022 and 2021, respectively.

The following table presents the contractual maturities of the Company’s lease liabilities as of December 31, 2022:

For the Year
Ending
December 31,	Total
2023	$194,919
2024	49,145
Total undiscounted lease payments	244,064
Less: present value adjustment	18,786
Operating lease liability (1)	$225,278

Rent expense for the years ended December 31, 2022 and 2021 amounted to $172,494 and $247,980, respectively, and is included in the accompanying consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

Employment Agreements

Barry Goldstein, President, Chief Executive Officer and Executive Chairman of the Board

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Employment Agreement effective as of January 1, 2020

On October 14, 2019, the Company and Barry B. Goldstein, the Company’s President, Chief Executive Officer and Executive Chairman of the Board, entered into a Second Amended and Restated Employment Agreement (the “Second Amended Goldstein Employment Agreement”).  The Second Amended Goldstein Employment Agreement became effective as of January 1, 2020 and expired on December 31, 2022.  The Second Amended Goldstein Employment Agreement extended the expiration date of the employment agreement in effect for Mr. Goldstein from December 31, 2021 to December 31, 2022.

Pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein was entitled to receive an annual base salary of $500,000 and an annual bonus equal to 6% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary.  In addition, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein was entitled to receive a long-term compensation (“LTC”) award of between $945,000 and $2,835,000 based on a specified minimum increase in the Company’s adjusted book value per share (as defined in the Second Amended Goldstein Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase was at least 14%).  Pursuant to the Third Amended Goldstein Employment Agreement (discussed below), Mr. Goldstein relinquished the right to receive the LTC.  Pursuant to the Second Amended Goldstein Employment Agreement, in the event that Mr. Goldstein’s employment was terminated by the Company without cause or he resigned for good reason (each as defined in the Second Amended Goldstein Employment Agreement), Mr. Goldstein would have been entitled to receive his base salary and the 6% bonus for the remainder of the term.  In addition, in the event of Mr. Goldstein’s death, his estate would have been entitled to receive his base salary and accrued bonus through the date of death.  Further, in the event that Mr. Goldstein’s employment was terminated by the Company without cause or he resigned for good reason, or, in the event of the termination of Mr. Goldstein’s employment due to disability or death, Mr. Goldstein’s granted but unvested restricted stock awards would have vested.  Mr. Goldstein would have been entitled, under certain circumstances, to a payment equal to 3.82 times his then annual salary and his accrued 6% bonus in the event of the termination of his employment within eighteen months following a change of control of the Company.

Pursuant to the Second Amended Goldstein Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431 shares of restricted stock under the terms of the Company’s 2014 Plan determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-sixth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates.  Also pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of 230,769 shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant.  This 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-fourth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates.  Further, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received in 2020, 2021, and 2022 a grant, under the terms of the 2014 Plan of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. This grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-sixth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates.  In January 2021, Mr. Goldstein was granted 21,000 shares of restricted stock pursuant to this provision.  This grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-fourth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates.  In January 2022, Mr. Goldstein was granted 27,300 shares of restricted stock pursuant to this provision.  This grant will vest with respect to one-half of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates.  Pursuant to the 2014 Plan, Mr. Goldstein’s unvested restricted stock awards will vest in the event of a change in control of the Company. In addition, in the event of the termination of Mr. Goldstein’s employment with the Company for any reason, his unvested restricted stock will vest.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Employment Agreement effective as of January 1, 2023

On June 27, 2022, the Company and Mr. Goldstein entered into a third amended and restated employment agreement which took effect as of January 1, 2023, and expires on December 31, 2024 (the “Third Amended Goldstein Employment Agreement”).

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

Meryl Golden, Chief Operating Officer

Employment Agreement effective as of January 1, 2021

On September 16, 2019, the Company and Meryl Golden entered into an employment agreement (the “Golden Employment Agreement”) pursuant to which Ms. Golden serves as the Company’s Chief Operating Officer. Ms. Golden also serves as KICO’s President and Chief Operating Officer. The Golden Employment Agreement became effective as of September 25, 2019 (amended on December 24, 2020) and expired on December 31, 2022.

Pursuant to the Golden Employment Agreement, Ms. Golden was entitled to receive an annual salary of $500,000. The Golden Employment Agreement also provided for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted vested in four equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first, second, and third anniversaries of the grant date.   Pursuant to the Golden Employment Agreement, as amended, in each of January 2021 and January 2022, Ms. Golden was granted 30,000 shares of restricted Common Stock pursuant to the 2014 Plan.  Each such grant will vest in three equal installments on each of the first, second and third anniversaries of the grant date.  Pursuant to the 2014 Plan, Ms. Golden’s outstanding stock options and restricted stock awards will vest in the event of a change in control of the Company.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Employment Agreement effective as of January 1, 2023

On June 27, 2022, the Company and Ms. Golden entered into a second amended and restated employment agreement which took effect as of January 1, 2023, and expires on December 31, 2024 (the “Second Amended Golden Employment Agreement”).

Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive a grant, under the terms of the 2014 Plan, during each of January 2023 and January 2024, under certain circumstances, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. The 2023 grant will vest with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024, based on the continued provision of services through such dates. The 2024 grant will vest on December 31, 2024, based on the continued provision of services through such date.  In the event that the Company is precluded from making a grant in 2024, then instead Ms. Golden shall be entitled to receive a cash bonus of $136,500 for such year. Further, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change of control of the Company.

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

Note 18 - Loss Per Common Share

Basic net loss per common share is computed by dividing loss by the weighted-average number of shares of Common Stock outstanding. Diluted loss per common share reflects, in periods in which it has a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards.  The computation of diluted loss per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

The computation of diluted loss per common share excludes outstanding options and warrants in periods where the exercise of such options and warrants would be anti-dilutive. For the years ended December 31, 2022 and 2021, no options or warrants were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options and warrants.

The reconciliation of the weighted average number of common shares used in the calculation of basic and diluted loss per common share follows:

	Years ended
	December 31,
	2022	2021

Weighted average number of shares outstanding	10,645,365	10,587,912

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Warrants	-	-
Restricted stock awards	-	-

Weighted average number of shares outstanding, used for computing diluted loss per share	10,645,365	10,587,912

Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2022 through March 31, 2023, the date these consolidated financial statements were issued, for matters that required disclosure or adjustment in these consolidated financial statements.

Reinsurance

Effective January 1, 2023, the Company entered into a new quota share reinsurance treaty for its personal lines business and new underlying excess of loss treaty (see Note 7 – Reinsurance).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2022 and 2021:

	2022
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$26,673,380	$27,902,068	$29,360,976	$30,448,107	$114,384,531
Ceding commission revenue	4,681,396	4,715,587	4,886,094	5,036,314	19,319,391
Net investment income	1,359,100	634,325	1,418,521	1,524,832	4,936,778
Net losses on investments	(4,398,405)	(4,517,373)	(397,658)	(78,429)	(9,391,865)
Total revenues	28,551,295	28,979,250	35,537,635	37,091,110	130,159,290
Loss and loss adjustment expenses	22,941,198	18,656,041	22,027,516	24,765,287	88,390,042
Commission expense and other underwriting expenses	15,167,035	15,106,028	15,978,291	15,027,269	61,278,623
Net loss	(9,197,532)	(5,379,619)	(3,997,621)	(3,950,022)	(22,524,794)
Basic loss per share	$(0.87)	$(0.51)	$(0.38)	$(0.37)	$(2.12)
Diluted loss per share	$(0.87)	$(0.51)	$(0.38)	$(0.37)	$(2.12)

	2021
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$34,589,218	$35,436,426	$36,803,251	$37,052,824	$143,881,719
Ceding commission revenue	(1,065)	45,741	(7,276)	52,281	89,681
Net investment income	1,783,196	1,678,075	1,676,596	1,483,525	6,621,392
Net gains on investments	2,960,407	2,315,261	204,534	4,306,753	9,786,955
Total revenues	39,503,202	39,600,449	38,957,974	43,169,616	161,231,241
Loss and loss adjustment expenses	22,560,672	20,759,210	35,740,235	22,912,479	101,972,596
Commission expense and other underwriting expenses	14,690,881	14,978,261	14,764,678	14,934,426	59,368,246
Net income (loss)	(311,097)	1,323,361	(10,618,265)	2,227,700	(7,378,301)
Basic earnings (loss) per share	$(0.03)	$0.12	$(1.01)	$0.21	$(0.70)
Diluted earnings (loss) per share	$(0.03)	$0.12	$(1.01)	$0.21	$(0.70)

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the total earnings per share for the year.

