Form 10-Q
period 2023-03-31
KINGSTONE COMPANIES, INC.
filed 2023-05-15
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 15, 2023, there were 10,760,579 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at March 31, 2023 (Unaudited) and December 31, 2022	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023 (Unaudited) and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2023 (Unaudited) and 2022 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 (Unaudited) and 2022 (Unaudited)	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	69
Item 4 —	Controls and Procedures	70

PART II — OTHER INFORMATION		71
Item 1 —	Legal Proceedings	71
Item 1A —	Risk Factors	71
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3 —	Defaults Upon Senior Securities	71
Item 4 —	Mine Safety Disclosures	71
Item 5 —	Other Information	71
Item 6 —	Exhibits	72
Signatures		73

Forward-Looking Statements

This Quarterly Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The events described in forward‑looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2022, Part I, Item 2 of this Quarterly Report and Part II, Item 1A of this Quarterly Report.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $6,825,609 at March 31, 2023 and $6,600,388 at December 31, 2022)	$7,765,096	$7,766,140
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $172,374,518 at March 31, 2023 and $174,918,427 at December 31, 2022)	154,641,319	154,715,163
Equity securities, at fair value (cost of $18,011,146 at March 31, 2023 and $18,086,700 at December 31, 2022)	14,622,549	13,834,390
Other investments	3,135,449	2,771,652
Total investments	180,164,413	179,087,345
Cash and cash equivalents	10,500,753	11,958,228
Premiums receivable, net	13,339,037	13,880,504
Reinsurance receivables, net	78,018,606	66,465,061
Deferred policy acquisition costs	22,692,044	23,819,453
Intangible assets	500,000	500,000
Property and equipment, net	10,199,878	10,541,935
Deferred income taxes, net	11,061,418	10,331,158
Other assets	3,921,334	3,748,847
Total assets	$330,397,483	$320,332,531

Liabilities
Loss and loss adjustment expense reserves	$124,121,818	$118,339,513
Unearned premiums	105,159,893	107,492,777
Advance premiums	5,660,391	2,839,028
Reinsurance balances payable	20,110,212	13,061,966
Deferred ceding commission revenue	10,739,429	10,619,569
Accounts payable, accrued expenses and other liabilities	6,147,717	6,651,723
Debt, net	25,176,019	25,158,523
Total liabilities	297,115,479	284,163,099

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 12,231,965 shares at March 31, 2023 and 12,171,512 shares at December 31, 2022; outstanding 10,760,559 shares at March 31, 2023 and 10,700,106 shares at December 31, 2022	122,320	121,715
Capital in excess of par	74,734,915	74,519,590
Accumulated other comprehensive loss	(14,007,076)	(15,958,428)
Accumulated deficit	(22,000,674)	(16,945,964)
	38,849,485	41,736,913
Treasury stock, at cost, 1,471,406 shares at March 31, 2023 and December 31, 2022	(5,567,481)	(5,567,481)
Total stockholders' equity	33,282,004	36,169,432

Total liabilities and stockholders' equity	$330,397,483	$320,332,531

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	For the Three Months Ended
	March 31,
	2023	2022
Revenues
Net premiums earned	$28,254,953	$26,673,380
Ceding commission revenue	5,445,407	4,681,396
Net investment income	1,541,492	1,359,100
Net gains (losses) on investments	1,224,871	(4,398,405)
Other income	161,040	235,824
Total revenues	36,627,763	28,551,295

Expenses
Loss and loss adjustment expenses	25,039,410	22,941,198
Commission expense	8,539,762	8,351,086
Other underwriting expenses	6,871,619	6,815,949
Other operating expenses	662,634	881,955
Depreciation and amortization	808,130	770,110
Interest expense	1,009,891	456,545
Total expenses	42,931,446	40,216,843

Loss from operations before taxes	(6,303,683)	(11,665,548)
Income tax benefit	(1,248,973)	(2,468,016)
Net loss	(5,054,710)	(9,197,532)

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses) on available-for-sale-securities	2,467,426	(9,865,777)

Reclassification adjustment for losses included in net loss	2,639	41,324
Net change in unrealized gains (losses), on available-for-sale-securities	2,470,065	(9,824,453)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(518,713)	2,063,136
Other comprehensive income (loss), net of tax	1,951,352	(7,761,317)

Comprehensive loss	$(3,103,358)	$(16,958,849)

Loss per common share:
Basic	$(0.47)	$(0.87)
Diluted	$(0.47)	$(0.87)

Weighted average common shares outstanding
Basic	10,756,913	10,630,450
Diluted	10,756,913	10,630,450

Dividends declared and paid per common share	$-	$0.04

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2023 and 2022

						Accumulated	Retained
					Capital	Other	Earnings
	Preferred Stock		Common Stock		in Excess	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Deficit)	Shares	Amount	Total
Balance, January 1, 2022	-	$-	11,955,660	$119,557	$72,467,483	$1,796,739	$6,855,896	1,471,406	$(5,567,481)	$75,672,194
Stock-based compensation	-	-	-	-	530,414	-	-	-	-	530,414
Vesting of restricted stock awards	-	-	222,070	2,221	(2,221)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(68,423)	(685)	(357,390)	-	-	-	-	(358,075)
Dividends	-	-	-	-	-	-	(425,490)	-	-	(425,490)
Net loss	-	-	-	-	-	-	(9,197,532)	-	-	(9,197,532)
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(7,761,317)	-	-	-	(7,761,317)
Balance, March 31, 2022	-	$-	12,109,307	$121,093	$72,638,286	$(5,964,578)	$(2,767,126)	1,471,406	$(5,567,481)	$58,460,194

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, January 1, 2023	-	$-	12,171,512	$121,715	$74,519,590	$(15,958,428)	$(16,945,964)	1,471,406	$(5,567,481)	$36,169,432
Stock-based compensation	-	-	-	-	216,767	-	-	-	-	216,767
Vesting of restricted stock awards	-	-	60,951	610	(610)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(498)	(5)	(832)	-	-	-	-	(837)
Net loss	-	-	-	-	-	-	(5,054,710)	-	-	(5,054,710)
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	1,951,352	-	-	-	1,951,352
Balance, March 31, 2023	-	$-	12,231,965	$122,320	$74,734,915	$(14,007,076)	$(22,000,674)	1,471,406	$(5,567,481)	$33,282,004

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months ended March 31,	2023	2022

Cash flows from operating activities:
Net loss	$(5,054,710)	$(9,197,532)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Net losses (gains) on investments	2,639	(77,761)
Net unrealized (gains) losses on equity investments	(863,713)	3,560,634
Net unrealized (gains) losses on other investments	(363,797)	915,532
Depreciation and amortization	808,130	770,110
Bad debt expense	19,504	38,817
Amortization of bond premium, net	(37,795)	46,777
Amortization of discount and issuance costs on debt	296,919	44,045
Stock-based compensation	216,767	530,414
Deferred income tax benefit	(1,248,973)	(2,112,244)
Decrease (increase) in operating assets:
Premiums receivable, net	521,963	1,250,311
Reinsurance receivables, net	(11,553,545)	(9,049,252)
Deferred policy acquisition costs	1,127,409	582,406
Other assets	(172,487)	1,555,843
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	5,782,305	3,968,253
Unearned premiums	(2,332,884)	(2,392,728)
Advance premiums	2,821,363	2,539,061
Reinsurance balances payable	7,048,246	(7,870,498)
Deferred ceding commission revenue	119,860	(268,996)
Accounts payable, accrued expenses and other liabilities	(504,006)	(2,221,270)
Net cash flows used in operating activities	(3,366,805)	(17,388,078)

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(10,974,819)	(13,890,402)
Purchase - equity securities	-	(506,081)
Redemption - fixed-maturity securities held-to-maturity	-	500,000
Sale and maturity - fixed-maturity securities available-for-sale	13,554,928	10,181,658
Sale - equity securities	75,554	4,994,884
Acquisition of property and equipment	(466,073)	(1,565,128)
Net cash flows provided by (used in) investing activities	2,189,590	(285,069)

Cash flows from financing activities:
Principal payments on equipment financing	(266,160)	-
Issue costs on 2022 Notes	(13,263)	-
Withholding taxes paid on vested retricted stock awards	(837)	(358,075)
Dividends paid	-	(425,490)
Net cash flows used in financing activities	(280,260)	(783,565)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
Three Months ended March 31,	2023	2022

Decrease in cash and cash equivalents	$(1,457,475)	$(18,456,712)
Cash and cash equivalents, beginning of period	11,958,228	24,290,598
Cash and cash equivalents, end of period	$10,500,753	$5,833,886

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$434,155	$-

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss), net of tax	$1,951,352	$(7,761,317)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. For the three months ended March 31, 2023 and 2022, 87.0% and 80.6%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Kingstone and its wholly-owned subsidiaries: (1) KICO and its wholly-owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together own the land and building from which KICO operates, and (2) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This new guidance applies to reinsurance and insurance receivables and other financing receivables. For available-for-sale fixed maturity securities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows, however, the other than temporary impairment (“OTTI”) concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write-down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturity securities where the Company has an intent to sell, impairment will continue to result in a write-down of amortized cost. ASU 2016-13 was effective for the Company on January 1, 2023. The Company determined as of the date of adoption that the updated guidance did not have an impact on its consolidated financial statements. Below is a summary of the significant accounting policies impacted by the adoption of ASU 2016-13.

The allowance for credit losses is a valuation account that is reported as a reduction of a financial asset’s cost basis and is measured on a pool basis when similar risk characteristics exist. Management estimates the allowance using relevant available information from both internal and external sources. Historical credit loss experience provides the basis for the estimation of expected credit losses and adjustments may be made to reflect current conditions and reasonable and supportable forecasts. Adjustments to historical loss information are made for any additional factors that come to the Company’s attention. This could include significant shifts in counterparty financial strength ratings, aging of past due receivables, amounts sent to collection agencies, or other underlying portfolio changes. Amounts are considered past due when payments have not been received according to contractual terms. The Company also considers current and forecasted economic conditions, using a variety of economic metrics and forecast indices. The sensitivity of expected credit losses relative to changes to these forecasted economic conditions can vary by financial asset class. The Company considers a reasonable and supportable forecast period to be up to 24 months from the balance sheet date. After the forecast period, the Company reverts to historical credit experience. The Company uses collateral arrangements such as letters of credit and amounts held in beneficiary trusts to mitigate credit risk, which are considered in the estimate of net amount expected to be collected.

The Company has made a policy election to present accrued interest balances separately from the amortized cost basis of assets and has elected the practical expedient to exclude the accrued interest from the tabular disclosures for available-for-sale and held-to-maturity securities. The Company has elected not to estimate an allowance for credit losses on accrued interest receivable. The accrual of interest income is discontinued and the asset is placed on nonaccrual status in the quarter that payment becomes delinquent. Interest accrued but not received for assets on nonaccrual status is reversed through investment income. Interest received for assets that are on nonaccrual status is recognized as payment is received. The asset is returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are expected. Interest receivable is presented as a component of other assets on the condensed consolidated balance sheet.

See Note 3 and Note 6 to the condensed consolidated financial statements for additional information regarding credit losses.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains
Category	Cost	Gains	Months	Months	Value	(Losses)

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$21,988,099	$36,038	$(674)	$-	$22,023,463	$35,364

Political subdivisions of States, Territories and Possessions	17,098,969	-	(5,153)	(3,338,913)	13,754,903	(3,344,066)

Corporate and other bonds Industrial and miscellaneous	80,264,856	-	(777,717)	(6,479,111)	73,008,028	(7,256,828)

Residential mortgage and other asset backed securities (2)	53,022,594	67,556	(496,219)	(6,739,006)	45,854,925	(7,167,669)
Total fixed-maturity securities	$172,374,518	$103,594	$(1,279,763)	$(16,557,030)	$154,641,319	$(17,733,199)

	December 31, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	$(5,449)

Political subdivisions of States, Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	(3,966,767)

Corporate and other bonds Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	(7,975,069)
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	$(20,203,264)

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of March 31, 2023 and December 31, 2022, the amount of required collateral was approximately $8,268,000 and $8,691,000, respectively. As of March 31, 2023 and December 31, 2022, the estimated fair value of the eligible collateral was approximately $11,475,000 and $8,691,000, respectively.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2022, the estimated fair value of the eligible investments was approximately $12,199,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2023 and December 31, 2022 there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2023 and December 31, 2022 is shown below:

	March 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$15,731,448	$15,650,264	$16,359,100	$16,307,991
One to five years	55,396,930	53,174,343	18,605,987	14,085,113
Five to ten years	30,202,432	25,759,376	54,559,158	52,230,283
More than 10 years	18,021,114	14,202,411	31,796,918	26,469,581
Residential mortgage and other asset backed securities	53,022,594	45,854,925	53,597,264	45,622,195
Total	$172,374,518	$154,641,319	$174,918,427	$154,715,163

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,906,623)	$10,677,319
Common stocks, mutual funds, and exchange traded funds	4,427,204	199,258	(681,232)	3,945,230
Total	$18,011,146	$199,258	$(3,587,855)	$14,622,549

	December 31, 2022
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629
Common stocks, mutual funds, and exchange traded funds	4,502,758	158,635	(821,632)	3,839,761
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023			December 31, 2022
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,148,409	$3,135,449	$1,987,040	$784,612	$2,771,652

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,634	$47,886	$(24,108)	$-	$1,252,412	$23,778

Political subdivisions of States, Territories and Possessions	498,769	1,661	-	-	500,430	1,661

Exchange traded debt	304,111	-	(56,461)	-	247,650	(56,461)

Corporate and other bonds Industrial and miscellaneous	5,733,582	40,048	(57,910)	(890,603)	4,825,117	(908,465)
Total	$7,765,096	$89,595	$(138,479)	$(890,603)	$6,825,609	$(939,487)

	December 31, 2022
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	$(5,677)

Political subdivisions of States, Territories and Possessions	498,638	2,092	-	-	500,730	2,092

Exchange traded debt	304,111	-	(29,111)	-	275,000	(29,111)

Corporate and other bonds Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	(1,133,056)
Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	$(1,165,752)

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2023 and December 31, 2022 is shown below:

	March 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$708,744	$747,483	$708,535	$743,575
One to five years	1,120,700	1,098,253	1,120,507	1,088,522
Five to ten years	1,405,680	1,215,945	1,402,704	1,200,720
More than 10 years	4,529,972	3,763,928	4,534,394	3,567,571
Total	$7,765,096	$6,825,609	$7,766,140	$6,600,388

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2023	2022

Income:
Fixed-maturity securities	$1,417,709	$1,140,189
Equity securities	176,877	345,168
Cash and cash equivalents	32,858	183
Total	1,627,444	1,485,540
Expenses:
Investment expenses	85,952	126,440
Net investment income	$1,541,492	$1,359,100

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $-0- and $500,000 for the three months ended March 31, 2023 and 2022, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $13,554,928 and $10,181,658 for the three months ended March 31, 2023 and 2022, respectively.

Proceeds from the sale of equity securities were $75,554 and $4,994,884 for the three months ended March 31, 2023 and 2022, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended
	March 31,
	2023	2022
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$418	$85,100
Gross realized losses	(3,057)	(126,424)
	(2,639)	(41,324)

Equity securities:
Gross realized gains	-	448,306
Gross realized losses	-	(329,221)
	-	119,085

Other Investments:
Gross realized gains	-	-
Gross realized losses	-	-
	-	-
Net realized (losses) gains	(2,639)	77,761

Unrealized Gains (Losses)

Equity Securities:
Gross gains	863,713	-
Gross losses	-	(3,560,634)
	863,713	(3,560,634)

Other Investments:
Gross gains	363,797	-
Gross losses	-	(915,532)
	363,797	(915,532)
Net unrealized gains (losses)	1,227,510	(4,476,166)
Net gains (losses) on investments	$1,224,871	$(4,398,405)

Allowance for Credit Loss

For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit loss related to available-for-sale fixed maturity securities is the difference between present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded. Changes in the allowance are presented as a component of net gains (losses) on investments on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

At March 31, 2023 and December 31, 2022, there were 152 and 155 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the three months ended March 31, 2023 and 2022. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2023 as follows:

	March 31, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,542,768	$(674)	1	$-	-	-	$5,542,768	$(674)

Political subdivisions of States, Territories and Possessions	549,276	(5,153)	2	13,205,628	(3,338,913)	12	13,754,904	(3,344,066)

Corporate and other bonds industrial and miscellaneous	24,592,198	(777,717)	33	48,415,831	(6,479,111)	57	73,008,029	(7,256,828)

Residential mortgage and other asset backed securities	8,454,568	(496,219)	15	36,667,595	(6,739,006)	32	45,122,163	(7,235,225)

Total fixed-maturity securities	$39,138,810	$(1,279,763)	51	$98,289,054	$(16,557,030)	101	$137,427,864	$(17,836,793)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2022 as follows:

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2023
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$22,023,463	$-	$-	$22,023,463

Political subdivisions of States, Territories and Possessions	-	13,754,903	-	13,754,903

Corporate and other bonds industrial and miscellaneous	73,008,028	-	-	73,008,028

Residential mortgage and other asset backed securities	-	45,854,925	-	45,854,925
Total fixed maturities	95,031,491	59,609,828	-	154,641,319
Equity securities	14,622,549	-	-	14,622,549
Total investments	$109,654,040	$59,609,828	$-	$169,263,868

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,869,096	$-	$-	$23,869,096

Political subdivisions of States, Territories and Possessions	-	13,141,387	-	13,141,387

Corporate and other bonds industrial and miscellaneous	71,585,115	497,370	-	72,082,485

Residential mortgage and other asset backed securities	-	45,622,195	-	45,622,195
Total fixed maturities	95,454,211	59,260,952	-	154,715,163
Equity securities	13,834,390	-	-	13,834,390
Total investments	$109,288,601	$59,260,952	$-	$168,549,553

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of March 31, 2023 and December 31, 2022. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2023	December 31, 2022

Other Investments
Hedge fund	$3,135,449	$2,771,652

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

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of March 31, 2023 and December 31, 2022 not measured at fair value is as follows:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$16,361,057	$-	$16,361,057

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$15,829,096	$-	$15,829,096

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$7,765,096	$6,825,609	$7,766,140	$6,600,388
Cash and cash equivalents, Level 1	$10,500,753	$10,500,753	$11,958,228	$11,958,228
Premiums receivable, net, Level 1	$13,339,037	$13,339,037	$13,880,504	$13,880,504
Reinsurance receivables, net, Level 3	$78,018,606	$78,018,606	$66,465,061	$66,465,061
Real estate, net of accumulated depreciation, Level 3	$2,052,283	$2,800,000	$2,050,644	$2,800,000
Reinsurance balances payable, Level 3	$20,110,212	$20,110,212	$13,061,966	$13,061,966

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2023
Premiums written	$47,597,446	$-	$(23,628,699)	$23,968,747
Change in unearned premiums	2,332,884	-	1,953,322	4,286,206
Premiums earned	$49,930,330	$-	$(21,675,377)	$28,254,953

Three months ended March 31, 2022
Premiums written	$42,983,897	$-	$(18,065,709)	$24,918,188
Change in unearned premiums	2,392,727	-	(637,535)	1,755,192
Premiums earned	$45,376,624	$-	$(18,703,244)	$26,673,380

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2023 and December 31, 2022 was $5,660,391 and $2,839,028, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Three months ended
	March 31,
	2023	2022

Balance at beginning of period	$118,339,513	$94,948,745
Less reinsurance recoverables	(27,659,500)	(10,637,679)
Net balance, beginning of period	90,680,013	84,311,066

Incurred related to:
Current year	25,042,531	22,944,869
Prior years	(3,121)	(3,671)
Total incurred	25,039,410	22,941,198

Paid related to:
Current year	5,886,288	9,283,972
Prior years	16,116,681	14,918,035
Total paid	22,002,969	24,202,007

Net balance at end of period	93,716,454	83,050,257
Add reinsurance recoverables	30,405,364	15,866,741
Balance at end of period	$124,121,818	$98,916,998

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $12,256,426 and $10,404,866 for the three months ended March 31, 2023 and 2022, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2023 and 2022 was $3,121 favorable and $3,671 favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of March 31, 2020 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of March 31, 2023, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2023 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2014 to December 31, 2022 is presented as supplementary unaudited information.

All Lines of Business

(in thousands, except reported claims data)

											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										March 31, 2023
												Cumulative
										Three		Number of
										Months		Reported
										Ended		Claims by
Accident	For the Years Ended December 31,									March 31,		Accident
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR	Year
	(Unaudited 2014 - 2022)									(Unaudited)

2014	$14,193	$14,260	$14,218	$14,564	$15,023	$16,381	$16,428	$16,434	$16,486	$16,486	$24	2,138
2015		22,340	21,994	22,148	22,491	23,386	23,291	23,528	23,533	23,553	240	2,559
2016			26,062	24,941	24,789	27,887	27,966	27,417	27,352	27,246	183	2,881
2017				31,605	32,169	35,304	36,160	36,532	36,502	36,456	301	3,399
2018					54,455	56,351	58,441	59,404	61,237	61,231	1,247	4,231
2019						75,092	72,368	71,544	71,964	72,295	2,180	4,499
2020							63,083	62,833	63,217	63,266	2,074	5,873
2021								96,425	96,673	96,305	6,733	5,794
2022									79,835	79,966	11,460	4,606
2023										23,738	8,184	876
									Total	$500,541

All Lines of Business

(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident	For the Years Ended December 31,									Three Months Ended March 31,
Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited 2014 - 2022)									(Unaudited)

2014	$5,710	$9,429	$10,738	$11,770	$13,819	$14,901	$15,491	$15,770	$16,120	$16,127
2015		12,295	16,181	18,266	19,984	21,067	22,104	22,318	22,473	22,487
2016			15,364	19,001	21,106	23,974	25,234	25,750	26,382	26,557
2017				16,704	24,820	28,693	31,393	32,529	33,522	33,911
2018					32,383	44,516	50,553	52,025	54,424	54,906
2019						40,933	54,897	58,055	60,374	60,993
2020							39,045	50,719	53,432	54,379
2021								56,282	77,756	78,247
2022									45,856	58,175
2023										5,301
									Total	$411,083

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$89,459
All outstanding liabilities before 2014, net of reinsurance										273
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$89,731

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

As of
(in thousands)	March 31, 2023
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$89,731
Total reinsurance recoverable on unpaid losses	30,405
Unallocated loss adjustment expenses	3,985
Total gross liability for loss and LAE reserves	$124,122

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

	Treaty Period
	2023/2024 Treaty		2021/2023 Treaty
	July 1,	January 1,	July 1,	December 31,
	2023	2023	2022	2021
	to	to	to	to
	January 1,	June 30,	January 1,	June 30,
Line of Business	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded (8)	30%	30%	30%	30%
Risk retained on intial $1,000,000 of losses (6) (7) (8)	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (6)	(7)	$8,400,000	$8,400,000	$8,400,000
		in excess of	in excess of	in excess of
		$600,000	$600,000	$600,000
Total reinsurance coverage per occurrence (6) (7)	$500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence subject to reinsurance coverage	(7)	$8,000,000	$9,000,000	$9,000,000
Expiration date	(7)	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (7)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe occurrence (8) (9)	(7)	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage in excess of quota share coverage (2)	(7)	$335,000,000	$335,000,000	$490,000,000
Catastrophe stub coverage for the period from October 18, 2021 through December 31, 2021 (5)	NA	NA	NA	NA

Reinstatement premium protection (3) (4)	(7)	Yes	Yes	Yes

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

(3)	For the period December 31, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(4)	For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000.

(5)	Excludes freeze and freeze related claims.
(6)

For the period January 1, 2022 through January 1, 2024, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2022/2023 Treaty. Excludes losses from named storms.

(7)

Excess of loss and facultative facility, and catastrophe treaties will expire on June 30, 2023; reinsurance coverage in effect from July 1, 2023 through January 1, 2024 is only for Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance.

(8)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

(9)	Plus losses in excess of catastrophe coverage

	Treaty Year
	July 1, 2022	July 1, 2021
	to	to
Line of Business	June 30, 2023	June 30, 2022

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2023	June 30, 2022

Commercial Lines (1)

________________

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2023/2024 Treaty for the three months ended March 31, 2023, and under the 2021/2023 Treaty for the three months ended March 31, 2022, based on a fixed provisional commission rate at which provisional ceding commissions are earned. The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2023	2022

Provisional ceding commissions earned	$5,446,808	$4,541,533
Contingent ceding commissions earned	(1,401)	139,863
	$5,445,407	$4,681,396

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2023 and December 31, 2022, net contingent ceding commissions payable to reinsurers under all treaties was approximately $ $2,669,000 and $2,881,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

Expected Credit Losses – Uncollectible Reinsurance

The Company reviews reinsurance receivables which relate to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The Company has not recorded an allowance for uncollectible reinsurance as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. Changes in the allowance are presented as a component of other underwriting expenses on the condensed consolidated statements of operations and comprehensive income (loss).

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”).  KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At March 31, 2023 and December 31, 2022, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. KICO is currently able to borrow on an overnight basis. If KICO has collateral, based on KICO’s net admitted assets, the maximum allowable advance as of March 31, 2023 and December 31, 2022 was approximately $13,059,000 and $13,192,000, respectively. Available collateral as of March 31, 2023 and December 31, 2022 was approximately $12,199,000 and $12,228,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the three months ended March 31, 2023 and 2022.

Debt

Debt as of March 31, 2023 and December 31, 2022 consists of the following:

	March 31,	December 31,
	2023	2022

2022 Notes, net	$17,536,524	$17,252,868
Equipment financing	7,639,495	7,905,655
Balance at end of period	$25,176,019	$25,158,523

Note and Warrant Exchange

On December 9, 2022, the Company entered into a Note and Warrant Exchange Agreement (the “Exchange Agreement”) with several holders (the “Exchanging Noteholders”) of the Company’s outstanding 5.50% Senior Notes due 2022 (the “2017 Notes”). On the date of the Exchange Agreement, the Exchanging Noteholders held 2017 Notes in the aggregate principal amount of $21,545,000 of the $30,000,000 aggregate principal amount of the 2017 Notes then outstanding. Pursuant to the Exchange Agreement, on December 15, 2022, the Exchanging Noteholders exchanged their respective 2017 Notes for the following: (i) new 12.0% Senior Notes due December 30, 2024 of the Company in the aggregate approximate principal amount of $19,950,000 (the “2022 Notes”); (ii) cash in the aggregate approximate amount of $1,595,000, together with accrued interest on the 2017 Notes; and (iii) three-year warrants for the purchase of an aggregate of 969,525 shares of Common Stock of the Company, exercisable at an exercise price of $1.00 per share (the “Warrants”). The remaining $8,455,000 principal amount of the 2017 Notes, together with accrued interest thereon, was paid on the maturity date of the 2017 Notes of December 30, 2022.

2022 Notes

On December 15, 2022, the Company issued $19,950,000 of its 2022 Notes pursuant to the Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which will begin on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,200 (see Note 8 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. The balance of the 2022 Notes as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022

12.0% Senior Unsecured Notes	$19,950,000	$19,950,000
Warrants	(898,044)	(979,684)
Issuance costs	(1,515,432)	(1,717,448)
2022 Notes, net	$17,536,524	$17,252,868

The Company is required to make a mandatory redemption of the 2022 Notes on December 30, 2023, in an amount such that the aggregate principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest thereon shall be equal to the amount by which the maximum Ordinary Dividend Paying Capacity of KICO (as defined below) measured as of December 15, 2023 exceeds the Company’s Holding Company Expenses (as defined below) for the calendar year ended December 31, 2023. “Ordinary Dividend Paying Capacity” means the sum, as measured on December 15, 2023, of (i) the maximum allowable amount of dividends that KICO is permitted to pay without seeking any regulatory approval in accordance with New York insurance regulations based on its statutory annual and quarterly financial statements filed with the National Association of Insurance Commissioners as of and for the thirty-six (36) month period ended September 30, 2023 plus (ii) any dividends paid by KICO to the Company during the period beginning January 1, 2023 and ending September 30, 2023. “Holding Company Expenses” means the sum of (i) cash interest expense paid or to be paid during the calendar year ended December 31, 2023 on the 2022 Notes, intercompany loans and any other indebtedness of the holding company on a stand-alone basis and (ii) other cash operating expenses, including taxes, paid or to be paid by the holding company during the calendar year ended December 31, 2023. The amount of other operating expenses paid in cash in the preceding clause (ii) shall not exceed $2.5 million. Holding Company Expenses will be determined based on the actual Holding Company Expenses for the nine months ending September 30, 2023, and an estimate of Holding Company Expenses for the three months ending December 30, 2023.

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

The 2022 Notes are redeemable, at the Company’s option, in whole or in part, at any time or in part from time to time, upon not less than fifteen (15) nor more than sixty (60) days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the respective period set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Period:	Percentage

December 30, 2022 to December 29, 2023	102.00%
December 30, 2023 to September 29, 2024	101.00%
September 30, 2024 to December 29, 2024	100.00%

As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company is subject to a leverage maintenance test (“Leverage Maintenance Test”), which requires that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of March 31, 2023 and December 31, 2022, the ratio as defined under the Leverage Maintenance Test was 29.7% and 26.7%, respectively. “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term of the Company except for the sale leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s condensed consolidated balance sheet.

Equipment Financing

On October 27, 2022, KICO entered into a sale leaseback transaction, whereby KICO sold $8,096,824 of fixed assets to a bank. Under GAAP, the sale leaseback transaction is recorded as equipment financing (“Financing”). The provisions of the Financing require KICO to pay a monthly payment of principal and interest at the rate of 5.86% per annum totaling $126,877 for a term of 60 months, which commenced on October 27, 2022.  The terms of the Financing provide buyout options to KICO at the end of the 60 month term, which are as follows:

•	At the end of the lease, KICO may purchase the fixed assets for a purchase price of $2,024,206, which is 25% of the original fixed asset cost of $8,096,824; or

•	KICO may renew the lease for 16 months at the same rental rate, which totals $2,030,036.

A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of March 31, 2023 and December 31, 2022, the amount of required collateral was approximately $8,268,000 and $8,691,000, respectively. As of March 31, 2023 and December 31, 2022, the fair value of KICO’s pledged collateral was approximately $11,475,000 and $8,691,000, respectively, in United States Treasury securities.

Future contractual payment obligations under the Financing as of March 31, 2023 are as follows:

For the Year Ending December 31,	Total
Remainder of 2023	$822,212
2024	1,153,862
2025	1,223,293
2026	1,296,901
2027	1,119,021
5,615,289
2027 purchase price	2,024,206
Total	$7,639,495

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $-0- and $425,490 for the three months ended March 31, 2023 and 2022, respectively. On November 11, 2022, the Company’s Board of Directors determined to suspend regular quarterly dividends. Future dividend policy will be subject to the discretion of the Company’s Board of Directors.

Stock Options

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan. On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,400,000. On May 10, 2023, the Company’s Board of Directors approved an amendment to the 2014 Plan, subject to shareholder approval, to increase the maximum shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,900,000.

The results of operations for the three months ended March 31, 2023 and 2022 include stock-based compensation expense for stock options totaling approximately $-0- and $6,000, respectively. Stock-based compensation expense related to stock options for the three months ended March 31, 2022 is net of estimated forfeitures of approximately 18%. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

No options were granted during the three months ended March 31, 2023 and 2022. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the three months ended March 31, 2023 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2023	107,201	$8.31	1.92	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-

Outstanding at March 31, 2023	107,201	$8.31	1.66	$-

Vested and Exercisable at March 31, 2023	107,201	$8.31	1.66	$-

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2023 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $1.34 closing price of the Company’s Common Stock on March 31, 2023. No options were exercised, forfeited or expired during the three months ended March 31, 2023. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

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

As of March 31, 2023, there were no unvested options.

As of March 31, 2023, there were 204,399 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for three months ended March 31, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2023	366,597	$6.97	$2,555,181

Granted	272,682	$1.37	$373,499
Vested	(60,951)	$6.51	$(396,868)
Forfeited	(600)	$1.52	$(912)

Balance at March 31, 2023	577,728	$3.77	$2,178,035

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended March 31, 2023 and 2022, stock-based compensation for these grants was approximately $217,000 and $518,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”). There is currently no offering pursuant to the ESPP subsequent to October 31, 2022. For the three months ended March 31, 2022, stock-based compensation under the 2021/2022 Offering was approximately $6,000, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

At the end of the 2021/2022 Offering period, 33,222 shares of Common Stock were issued at $1.82 per share to participating employees for a total purchase of $60,464.

Warrants

In connection with the Exchange Agreement (see Note 7 – Debt – “Note and Warrant Exchange”), as additional consideration, on December 15, 2022, the Company issued warrants to the Exchanging Noteholders to purchase 969,525 shares of Common Stock. The fair value of the warrants, using the Black-Scholes valuation formula, was $993,200, which has been capitalized as a deferred financing cost of the 2022 Notes. The fair value of the warrants is being amortized over the life of the warrants, which is 36.5 months.

The warrants are exercisable through December 30, 2025 at an exercise price of $1.00 per share. Holders of the warrants may exercise their outstanding warrants in cash, or, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the warrants being exercised.

As of March 31, 2023, all warrants for the purchase of an aggregate of 969,525 shares of Common Stock were outstanding.

No warrants were granted during the three months ended March 31, 2023 and 2022.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2023	2022
Deferred tax asset:
Net operating loss carryovers (1)	$5,284,865	$3,828,947
Claims reserve discount	1,280,017	1,238,544
Unearned premium	3,513,318	3,574,840
Deferred ceding commission revenue	2,255,280	2,230,109
Net unrealized losses on securities	4,006,763	4,920,837
Other	478,495	503,692
Total deferred tax assets	16,818,738	16,296,969

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,765,329	5,002,085
Intangibles	105,000	105,000
Depreciation and amortization	127,448	99,183
Total deferred tax liabilities	5,757,320	5,965,811

Net deferred income tax asset	$11,061,418	$10,331,158

(1) The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2023	2022	Expiration

Federal only, NOL from 2021 - 2023	$5,284,865	$3,828,947	None

State only (A)	2,375,669	2,276,595	December 2027 - December 2043
Valuation allowance	(2,375,669)	(2,276,595)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$5,284,865	$3,828,947

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2023 and December 31, 2022 was approximately $36,549,000 and $35,025,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2043.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2023 and 2022. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing.  The Company’s tax returns for the years ended December 31, 2019 through December 31, 2021 remain subject to examination.

Note 10 – Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding. Diluted loss per common share reflects, in periods in which it has a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards.  The computation of diluted loss per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented.

The computation of diluted loss per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months ended March 31, 2023 and 2022, no options, warrants or restricted stock awards were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options, warrants and non-vested restricted stock awards.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted loss per common share follows:

	Three months ended
	March 31,
	2023	2022

Weighted average number of shares outstanding	10,756,913	10,630,450

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Warrants	-	-
Restricted stock awards	-	-

Weighted average number of shares outstanding, used for computing diluted loss per share	10,756,913	10,630,450

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended	Three months ended
Lease cost	March 31, 2023	March 31, 2022
Operating lease (1) (2)	$40,815	$46,938

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$47,483	$53,003
Discount rate	5.50%	5.50%
Remaining lease term in years
KICO	1.00	2.00

(1)	KICO rent expense is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.
(2)	Cosi rent expense is included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

The following table presents the contractual maturities of the Company’s lease liabilities as of March 31, 2023:

For the Three Months Ending March 31,	Total
Remainder of 2023	$147,436
2024	49,145
Total undiscounted lease payments	196,581
Less: present value adjustment	15,595
Operating lease liability (1)	$180,986

(1)	The operating lease liability is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Rent expense for the three months ended March 31, 2023 and 2022 amounted to $40,815 and $46,938, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

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

Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive a grant, under the terms of the 2014 Plan, during each of January 2023 and January 2024, under certain circumstances, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2023, Ms. Golden was granted 101,111 shares of restricted stock pursuant to this provision. The 2023 grant will vest with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024, based on the continued provision of services through such dates. The 2024 grant will vest on December 31, 2024, based on the continued provision of services through such date.  In the event that the Company is precluded from making a grant in 2024, then instead Ms. Golden shall be entitled to receive a cash bonus of $136,500 for such year. Further, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change of control of the Company.

Note 12 – Employee Benefit Plans

Employee Bonus Plan

For the three months ended March 31, 2023 and 2022 the Company did not accrue for, or pay, bonuses related to an employee bonus plan.

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $85,000 and $62,000, respectively, of expense for the three months ended March 31, 2023 and 2022, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The deferred compensation liability as of March 31, 2023 and December 31, 2022 amounted to $855,580 and $1,155,860, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2023 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

A.M. Best

On May 4, 2023, KICO’s A.M. Best financial strength rating was downgraded from B (Fair) to B- (Fair) and its long-term issuer credit rating was downgraded from “bb” (Fair) to “bb-” (Fair). The outlook of the credit ratings remained at negative.

Equity Participation Plan

On May 10, 2023, the Company’s Board of Directors approved an amendment to the 2014 Plan, subject to shareholder approval, to increase the maximum shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,900,000 (see Note 8 – Stockholders’ Equity).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months ended March 31, 2023, 87.0% of KICO’s direct written premiums came from the New York policies.

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

We derive substantially all of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from its portfolio, and net realized gains and losses on investment securities.  All of KICO’s insurance policies are written for a one-year term. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the one-year life of the policy). A significant period of time can elapse from the receipt of insurance premiums to the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments. Our holding company earns investment income from its cash holdings.

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

Other operating expenses include our corporate expenses as a holding company and operating expenses of Cosi. These corporate expenses include legal and auditing fees, executive employment costs, and other costs directly associated with being a public company. Cosi operating expenses are primarily, occupancy and consulting costs.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks.  In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms.  As of March 31, 2023 and December 31, 2022, there were no commercial liability policies in-force. As of March 31, 2023 and December 31, 2022, these expired policies represent approximately 16.3% and 17.9%, respectively, of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all majority-owned and controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information including our past history, industry standards, and the current economic environment, and other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates in these financial statements may not materialize. Application of the critical accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of similar companies. See the Critical Accounting Policies and Estimates section within Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022 for further information.

We believe that the most critical accounting policies relate to the reporting of reserves for loss and LAE, including losses that have occurred but have not been reported prior to the reporting date, amounts recoverable from third party reinsurers, deferred income taxes, allowance for credit losses of investment securities, and the valuation of warrants. See Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 and Note 2 of the condensed consolidated financial statements included in this Quarterly Report for accounting policies regarding the adoption of ASU 2016-13 effective January 1, 2023.

Kingstone 2.0 (completed) and Kingstone 3.0 (underway)

Beginning in the fourth quarter of 2019, a series of strategic initiatives, coined “Kingstone 2.0” were commenced to modernize our Company.  The pillars of the new strategy were as follows:

1.	Strengthen the management team by adding highly qualified professionals with deep domain experience and diverse backgrounds;

2.

Reduce expenses and increase efficiency by embracing technology including converting to a new policy management system, retiring multiple legacy systems and starting up a new claims system, among other technology initiatives;

3.	Develop and implement a new, more highly segmented product suite (Kingstone Select) which better matches rate to risk using advanced analytics and an abundance of data; and

4.

Better manage the Company’s catastrophe exposure in order to reduce loss cost and the growth rate of our Probable Maximum Loss (“PML”) in order to mitigate the impact of the emerging “hard market” in catastrophe reinsurance.

We announced the substantive completion of Kingstone 2.0 in late 2022 and embarked on a new strategy to optimize our in-force business, which we coined as “Kingstone 3.0”.  The four pillars of this new strategy entail:

1.

Aggressively reducing the book of business in non-New York states, which has had a disproportionately negative impact on underwriting results, by slowing new business, re-underwriting the book, culling the agent base, reducing commissions, or other means, subject to regulatory constraints;

2.

Adjusting pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensuring all policyholders are insured to value;

3.	Tightly managing reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML; and

4.	Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024.

We believe that the actions taken will have the intended effect and will result in a return to profitability for the Company beginning in 2023.

Consolidated Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

                The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2023	2022	Change	Percent
Revenues
Direct written premiums	$47,597	$42,984	$4,613	10.7%
Assumed written premiums	-	-	-	na %
	47,597	42,984	4,613	10.7%
Ceded written premiums
Ceded to quota share treaties (1)	15,588	10,146	5,442	53.6%
Ceded to excess of loss treaties	1,073	857	216	25.2%
Ceded to catastrophe treaties	6,967	7,063	(96)	(1.4)%
Total ceded written premiums	23,628	18,066	5,562	30.8%

Net written premiums	23,969	24,918	(949)	(3.8)%

Change in unearned premiums
Direct and assumed	2,333	2,393	(60)	(2.5)%
Ceded to quota share treaties (1)	1,953	(638)	2,591	na %
Change in net unearned premiums	4,286	1,755	2,531	144.2%

Premiums earned
Direct and assumed	49,930	45,376	4,554	10.0%
Ceded to reinsurance treaties	(21,675)	(18,703)	(2,972)	(15.9)%
Net premiums earned	28,255	26,673	1,582	5.9%

Ceding commission revenue (1)	5,445	4,681	764	16.3%
Net investment income	1,541	1,359	182	13.4%
Net gains (losses) on investments	1,225	(4,398)	5,623	na %
Other income	161	236	(75)	(31.8)%
Total revenues	36,628	28,551	8,076	28.3%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	31,910	26,509	5,401	20.4%
Losses from catastrophes (2)	5,386	6,837	(1,451)	(21.2)%
Total direct and assumed loss and loss adjustment expenses	37,296	33,346	3,950	11.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	10,614	6,587	4,027	61.1%
Losses from catastrophes (2)	1,643	3,818	(2,175)	(57.0)%
Total ceded loss and loss adjustment expenses	12,257	10,405	1,852	17.8%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	21,296	19,922	1,374	6.9%
Losses from catastrophes (2)	3,743	3,019	724	24.0%
Net loss and loss adjustment expenses	25,039	22,941	2,098	9.1%

Commission expense	8,540	8,351	189	2.3%
Other underwriting expenses	6,872	6,816	56	0.8%
Other operating expenses	663	882	(219)	(24.8)%
Depreciation and amortization	808	770	38	4.9%
Interest expense	1,010	457	553	121.0%
Total expenses	42,931	40,217	2,715	6.7%

Loss before taxes	(6,304)	(11,666)	5,362	46.0%
Income tax benefit	(1,249)	(2,468)	1,219	49.4%
Net loss	$(5,055)	$(9,198)	$4,142	45.0%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.
(2)	The three months ended March 31, 2023 and 2022 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2023	2022	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	88.6%	86.0%	2.6	3.0%
Net underwriting expense ratio	34.7%	38.5%	(3.8)	(9.9)%
Net combined ratio	123.3%	124.5%	(1.2)	(1.0)%

Direct Written Premiums

Direct written premiums during the three months ended March 31, 2023 (“Three Months 2023”) were $47,597,000 compared to $42,984,000 during the three months ended March 31, 2022 (“Three Months 2022”). The increase of $4,613,000, or 10.7%, was primarily due an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Three Months 2023 were $44,171,000, an increase of $4,008,000, or 10.0%, from $40,163,000 in Three Months 2022. The 10.0% increase in premiums from our personal lines business was primarily due to rate increases offset by the decrease in premiums associated with a 2.1% decrease in policies in force as of March 31, 2023 compared to March 31, 2022. The rate increases achieved along with a decrease in policies in force is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Three Months 2023 were $3,406,000, an increase of $633,000, or 22.8%, from $2,773,000 in Three Months 2022. The increase in livery physical damage direct written premiums was due to an increasing number of policies and an increase in the values of the autos insured.

                Beginning in 2017, we started writing personal lines policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “Expansion” business.  Direct written premiums from our Core business were $41,424,000 in Three Months 2023 compared to $34,684,000 in Three Months 2022.   Direct written premiums from our Expansion business were $6,173,000 in Three Months 2023 down from $8,336,000 in Three Months 2022 consistent with a key pillar of our Kingstone 3.0 strategy to reduce our Expansion business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).  Net written premiums decreased $949,000, or 3.8%, to $23,969,000 in Three Months 2023 from $24,918,000 in Three Months 2022. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Three Months 2023, our premiums ceded under quota share treaties increased by $5,442,000 in comparison to ceded premiums in Three Months 2022 (see table above). The increase in Three Months 2023 was attributable to the runoff of an 8.5% portion of the 30% 2021/2023 Treaty.  The remainder of the 2021/2023 Treaty was on a cutoff basis and the new 2023/2024 Treaty was placed for 30% on January 1, 2023. Our personal lines business was subject to the 2023/2024 Treaty in Three Months 2023, and the 2021-2023 Treaty in Three Months 2022.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2023, our ceded excess of loss reinsurance premiums increased by $216,000 over the comparable ceded premiums for Three Months 2022. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. In accordance with our Kingstone 2.0 and Kingstone 3.0 goals, we have reduced our PML, and in the Three Months 2023, our premiums ceded under catastrophe treaties decreased by $96,000 as compared to the comparable ceded premiums in Three Months 2022, in spite of a large catastrophe reinsurance rate increase on our book effective July 1, 2022.

Net premiums earned

Net premiums earned increased $1,582,000, or 5.9%, to $28,255,000 in Three Months 2023 from $26,673,000 in Three Months 2022. The increase was due in part to the 10.7% increase in direct written premiums during Three Months 2023, but also from the increased premiums written in prior periods due to rate increases and increased replacement costs. The run-off of a portion of the 2021-2023 Treaty increased the premiums ceded and reduced the growth of net premiums earned.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2023	2022	Change	Percent

Provisional ceding commissions earned	$5,447	$4,542	$905	19.9%
Contingent ceding commissions earned	(1)	140	(141)	n/a %

Total ceding commission revenue	$5,445	$4,681	$764	16.3%

(Columns in the table above may not sum to totals due to rounding)

Ceding commission revenue was $5,445,000 in Three Months 2023 compared to $4,681,000 in Three Months 2022. The increase of $764,000 was due to an increase in provisional ceding commissions earned offset by a decrease in contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Three Months 2023 we earned provisional ceding commissions of $5,447,000 from personal lines earned premiums ceded under the 2023/2024 Treaty, and in Three Months 2022 we earned provisional ceding commissions of $4,542,000 from personal lines earned premiums ceded under the 2021/2023 Treaty. The increase of $905,000 in provisional ceding commissions earned was due to the increase premiums ceded under these treaties during Three Months 2023 compared to Three Months 2022.

Contingent Ceding Commissions Earned

The structure of the 2023/2024 Treaty and the 2021/2023 Treaty calls for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions. Under our prior years’ quota share treaties, we received a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we received.

Net Investment Income

Net investment income was $1,541,000 in Three Months 2023 compared to $1,359,000 in Three Months 2022, an increase of $182,000, or 13.4%. The increase was due to higher interest rates earned on cash balances The average yield on non-cash invested assets was 3.35% as of March 31, 2023 compared to 3.39% as of March 31, 2022.

Cash and invested assets were $190,665,000 as of March 31, 2023 compared to $203,888,000 as of March 31, 2022. The $13,223,000 decrease in cash and invested assets was primarily attributable to increased disbursements of loss costs in connection with higher severity and inflation’s impact on losses along with catastrophe losses incurred in 2023 and prior periods.  An increase in unrealized losses on our investment portfolio also contributed to the reduction.

Net Gains (Losses) on Investments

Net gains on investments were $1,225,000 in Three Months 2023 compared to net (losses) of $(4,398,000) in Three Months 2022. Unrealized gains on our equity securities and other investments in Three Months 2023 were $1,228,000, compared to net unrealized (losses) of $(4,476,000) in Three Months 2022. Realized (losses) on sales of investments were $(3,000) in Three Months 2023 compared to realized gains of $78,000 in Three Months 2022.

Other Income

                Other income was $161,000 in Three Months 2023 compared to $236,000 in Three Months 2022, a decrease of $75,000, or 31.8%.

Net Loss and LAE

Net loss and LAE was $25,039,000 for Three Months 2023 compared to $22,941,000 for Three Months 2022. The net loss ratio was 88.6% in Three Months 2023 compared to 86.0% in Three Months 2022, an increase of 2.6 percentage points.

                The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

For Three Months 2023, the net loss ratio was higher than for Three Months 2022 mainly driven by an increased number of large losses, attendant to fire and water claims.

There were two winter storm events classified as a catastrophe for Three Months 2023, including a major one at the beginning of February. The estimated total net catastrophe losses for the calendar quarter were $3,743,000, which contributed 13.2 points to the loss ratio. This compares to an 11.3-point impact from catastrophe events for Three Months 2022.

The underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) was 75.4% for Three Months 2023, an increase of 0.7 points from the 74.7% underlying loss ratio recorded for Three Months 2022. Unlike Three Months 2022 which was heavily impacted by non-catastrophe weather losses, the Three Months 2023 underlying loss ratio was high due to an increased number of large non-weather losses, primarily water.

Prior year development was stable for Three Months 2023 as compared to Three Months 2022. There was an overall favorable development of $3,000, which had a minimal impact on the net loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,540,000 in Three Months 2023 or 17.1% of direct earned premiums. Commission expense was $8,351,000 in Three Months 2022 or 18.4% of direct earned premiums. The increase of $189,000 was primarily due to an increase in direct earned premiums of $4,554,000 to $49,930,000 but offset in part by a reduction of commission rates on our on our legacy policies in accordance with Kingsone 3.0 as well as the lower commission rate paid on Select products as compared to legacy.

Other Underwriting Expenses

Other underwriting expenses were $6,872,000, or 13.8% of direct earned premiums, in Three Months 2023 compared to $6,816,000, or 15.0% of direct earned premiums, in Three Months 2022. The increase of $56,000, or 0.8%, was primarily due to increases in expenses related to our growth in direct earned premiums and salaries, partially offset by decreases in professional fees and policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,933,000 in Three Months 2023 compared to $2,549,000 in Three Months 2022. The increase of $384,000, or 15.1%, is greater than the 10.7% increase in direct written premiums. In the periods following Three Months 2022, we continued to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies.

Our net underwriting expense ratio in Three Months 2023 was 34.7% compared to 38.5% in Three Months 2022. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,		Percentage
	2023	2022	Point Change
Other underwriting expenses
Employment costs	10.4%	9.6%	0.8
Underwriting fees (inspections/surveys)	1.8	1.9	(0.1)
IT expenses	3.1	4.1	(1.0)
Professional fees	1.3	1.9	(0.6)
Other expenses	7.7	8.1	(0.4)
Total other underwriting expenses	24.3	25.6	(1.3)

Commission expense	30.2	31.3	(1.1)

Ceding commission revenue
Provisional	(19.3)	(17.0)	(2.3)
Contingent	-	(0.5)	0.5
Total ceding commission revenue	(19.3)	(17.5)	(1.8)

Other income	(0.6)	(0.9)	0.3

Net underwriting expense ratio	34.7%	38.5%	(3.8)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $663,000 for Three Months 2023 compared to $882,000 for Three Months 2022. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended
	March 31,
($ in thousands)	2023	2022	Change	Percent

Other operating expenses
Employement costs	$94	$6	$88	1,466.7%
Bonuses	-	-	-	na
Equity compensation	217	530	(313)	(59.1)
Professional	92	49	43	87.8
Directors fees	69	82	(13)	(15.9)
Insurance	38	40	(2)	(5.0)
Other expenses	153	175	(22)	(12.6)
Total other operating expenses	$663	$882	$(219)	(24.8)%

(Components may not sum to totals due to rounding)

The decrease in Three Months 2023 of $219,000, or 24.8%, as compared to Three Months 2022 was primarily due to a decrease in equity compensation, partially offset by an increase in employment costs. The increase in employment costs was due to the hiring of our new Chief Financial Officer in Three Months 2023 and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $808,000 in Three Months 2023 compared to $770,000 in Three Months 2022. The increase of $38,000, or 4.9%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems.

Interest Expense

Interest expense in Three Months 2023 was $1,010,000 compared to $457,000 in Three Months 2022, an increase of $553,000 or 121.0%. In Three Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred increased interest expense in connection with  the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022  equipment financing. In Three Months 2022, we incurred interest expense in connection with the 2017 Notes, our $30.0 million issuance of long-term debt in December 2017, which provided for interest at the rate of 5.5% per annum.

Income Tax Benefit

Income tax benefit in Three Months 2023 was $1,249,000, which resulted in an effective tax benefit rate of 19.8%. Income tax benefit in Three Months 2022 was $2,468,000, which resulted in an effective tax rate of 21.2%. Loss before taxes was $6,304,000 in Three Months 2023 compared to $11,666,000 in Three Months 2022. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2023 compared to Three Months 2022.

Net Loss

Net loss was $5,055,000 in Three Months 2023 compared to $9,198,000 in Three Months 2022. The decrease in net loss of $4,142,000 was due to the circumstances described above.

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

	Three Months Ended
	March 31,
	2023	2022
Gross premiums written:
Personal lines	$44,170,938	$40,163,149
Livery physical damage	3,405,668	2,773,280
Other(1)	20,840	47,468
Total gross premiums written	$47,597,446	$42,983,897

Net premiums written:
Personal lines	$20,551,687	$22,110,665
Livery physical damage	3,405,668	2,773,280
Other(1)	11,392	34,243
Total net premiums written	$23,968,747	$24,918,188

Net premiums earned:
Personal lines	$25,019,085	$24,160,216
Livery physical damage	3,211,834	2,474,565
Other(1)	24,034	38,599
Total net premiums earned	$28,254,953	$26,673,380

Net loss and loss adjustment expenses(3):
Personal lines	$22,569,609	$21,036,154
Livery physical damage	1,385,141	830,569
Other(1)	151,607	(23,400)
Unallocated loss adjustment expenses	891,090	969,393
Total without commercial lines	24,997,447	22,812,716
Commercial lines (in run-off effective July 2019)(2)	41,963	128,482
Total net loss and loss adjustment expenses	$25,039,410	$22,941,198

Net loss ratio(3):
Personal lines	90.2%	87.1%
Livery physical damage	43.1%	33.6%
Other(1)	630.8%	-60.6%
Total without commercial lines	88.5%	85.5%
Commercial lines (in run-off effective July 2019)(2)	na	na
Total	88.6%	86.0%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months ended March 31, 2023 and 2022.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2023	2022

Revenues
Net premiums earned	$28,254,953	$26,673,380
Ceding commission revenue	5,445,407	4,681,396
Net investment income	1,541,492	1,359,100
Net gains (losses) on investments	1,184,248	(4,351,744)
Other income	158,826	228,507
Total revenues	36,584,926	28,590,639

Expenses
Loss and loss adjustment expenses	25,039,410	22,941,198
Commission expense	8,539,762	8,351,086
Other underwriting expenses	6,871,619	6,815,949
Depreciation and amortization	808,130	760,015
Interest expense	114,472	-
Total expenses	41,373,393	38,868,248

Loss from operations	(4,788,467)	(10,277,609)
Income tax benefit	(938,223)	(2,187,260)
Net loss	$(3,850,244)	$(8,090,349)

Key Measures:
Net loss ratio	88.6%	86.0%
Net underwriting expense ratio	34.7%	38.5%
Net combined ratio	123.3%	124.5%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$15,411,381	$15,167,035
Less: Ceding commission revenue	(5,445,407)	(4,681,396)
Less: Other income	(158,826)	(228,507)
Net underwriting expenses	$9,807,148	$10,257,132

Net premiums earned	$28,254,953	$26,673,380

Net Underwriting Expense Ratio	34.7%	38.5%

                An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Three months ended March 31, 2023
Written premiums	$47,597,446	$-	$(23,628,699)	$23,968,747
Change in unearned premiums	2,332,884	-	1,953,322	4,286,206
Earned premiums	$49,930,330	$-	$(21,675,377)	$28,254,953

Loss and loss adjustment expenses excluding the effect of catastrophes	$31,910,005	$-	$(10,613,543)	$21,296,462
Catastrophe loss	5,385,831	-	(1,642,883)	3,742,948
Loss and loss adjustment expenses	$37,295,836	$-	$(12,256,426)	$25,039,410

Loss ratio excluding the effect of catastrophes	63.9%	0.0%	49.0%	75.4%
Catastrophe loss	10.8%	0.0%	7.6%	13.2%
Loss ratio	74.7%	0.0%	56.5%	88.6%

Three months ended March 31, 2022
Written premiums	$42,983,897	$-	$(18,065,709)	$24,918,188
Change in unearned premiums	2,392,727	-	(637,535)	1,755,192
Earned premiums	$45,376,624	$-	$(18,703,244)	$26,673,380

Loss and loss adjustment expenses excluding the effect of catastrophes	$26,508,664	$-	$(6,586,890)	$19,921,774
Catastrophe loss	6,837,400	-	(3,817,976)	3,019,424
Loss and loss adjustment expenses	$33,346,064	$-	$(10,404,866)	$22,941,198

Loss ratio excluding the effect of catastrophes	58.4%	0.0%	35.2%	74.7%
Catastrophe loss	15.1%	0.0%	20.4%	11.3%
Loss ratio	73.5%	0.0%	55.6%	86.0%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2023	2022

Net premiums earned	$28,254,953	$26,673,380
Ceding commission revenue	5,445,407	4,681,396
Other income	158,826	228,507

Loss and loss adjustment expenses (1)	25,039,410	22,941,198

Acquisition costs and other underwriting expenses:
Commission expense	8,539,762	8,351,086
Other underwriting expenses	6,871,619	6,815,949
Total acquisition costs and other underwriting expenses	15,411,381	15,167,035

Underwriting loss	$(6,591,605)	$(6,524,950)

Key Measures:
Net loss ratio excluding the effect of catastrophes	75.4%	74.7%
Effect of catastrophe loss on net loss ratio (1)	13.2%	11.3%
Net loss ratio	88.6%	86.0%

Net underwriting expense ratio excluding the effect of catastrophes	34.7%	38.5%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%
Net underwriting expense ratio	34.7%	38.5%

Net combined ratio excluding the effect of catastrophes	110.1%	113.2%
Effect of catastrophe loss on net combined ratio (1)	13.2%	11.3%
Net combined ratio	123.3%	124.5%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$15,411,381	$15,167,035
Less: Ceding commission revenue	(5,445,407)	(4,681,396)
Less: Other income	(158,826)	(228,507)
	$9,807,148	$10,257,132

Net earned premium	$28,254,953	$26,673,380

Net Underwriting Expense Ratio	34.7%	38.5%

(1)	For the three months ended March 31, 2023 and 2022, includes the sum of net catastrophe losses and loss adjustment expenses of $3,742,948 and $3,019,424, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$21,988,099	$36,038	$(674)	$-	$22,023,463	14.2%

Political subdivisions of States, Territories and Possessions	17,098,969	-	(5,153)	(3,338,913)	13,754,903	8.9%

Corporate and other bonds Industrial and miscellaneous	80,264,856	-	(777,717)	(6,479,111)	73,008,028	47.2%

Residential mortgage and other asset backed securities (2)	53,022,594	67,556	(496,219)	(6,739,006)	45,854,925	29.7%
Total fixed-maturity securities	$172,374,518	$103,594	$(1,279,763)	$(16,557,030)	$154,641,319	100.0%

	December 31, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	15.4%

Political subdivisions of States, Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	8.5%

Corporate and other bonds Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	46.6%

Residential mortgage and other asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	29.5%
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	100.0%

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of March 31, 2023 and December 31, 2022, the amount of required collateral was approximately $8,268,000 and $8,691,000, respectively. As of March 31, 2023 and December 31, 2022, the estimated fair value of the eligible collateral was approximately $11,475,000 and $8,691,000, respectively.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2023 and December 31, 2022, the estimated fair value of the eligible investments was approximately $12,199,000 and $12,228,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2023 and December 31, 2022 there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,906,623)	$10,677,319	73.0%
Common stocks and exchange traded funds	4,427,204	199,258	(681,232)	3,945,230	27.0%
Total	$18,011,146	$199,258	$(3,587,855)	$14,622,549	100.0%

	December 31, 2022
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629	72.2%
Common stocks and exchange traded funds	4,502,758	158,635	(821,632)	3,839,761	27.8%
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of March 31, 2023 and December 31, 2022:

	March 31, 2023			December 31, 2022
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,148,409	$3,135,449	$1,987,040	$784,612	$2,771,652

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$304,111	$-	$(56,461)	$-	$247,650	3.6%

Political subdivisions of States, Territories and Possessions	1,228,634	47,886	(24,108)	-	1,252,412	18.3%

Exchange traded debt	498,769	1,661	-	-	500,430	7.3%

Corporate and other bonds Industrial and miscellaneous	5,733,582	40,048	(57,910)	(890,603)	4,825,117	70.8%

Total	$7,765,096	$89,595	$(138,479)	$(890,603)	$6,825,609	100.0%

	December 31, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	18.5%

Political subdivisions of States, Territories and Possessions	498,638	2,092	-	-	500,730	7.6%

Exchange traded debt	304,111	-	(29,111)	-	275,000	4.2%

Corporate and other bonds Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	69.7%

Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of March 31, 2023 and December 31, 2022 is shown below:

	March 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$708,744	$747,483	$708,535	$743,575
One to five years	1,120,700	1,098,253	1,120,507	1,088,522
Five to ten years	1,405,680	1,215,945	1,402,704	1,200,720
More than 10 years	4,529,972	3,763,928	4,534,394	3,567,571
Total	$7,765,096	$6,825,609	$7,766,140	$6,600,388

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2023 and December 31, 2022 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	March 31, 2023		December 31, 2022
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$22,023,463	14.2%	$23,869,096	15.4%

Corporate and municipal bonds
AAA	3,459,148	2.2%	1,824,478	1.2%
AA	8,645,706	5.6%	9,785,908	6.3%
A	31,859,418	20.7%	31,099,075	20.2%
BBB+	16,818,834	10.9%	16,682,159	10.8%
BBB	20,709,839	13.4%	19,664,051	12.7%
BBB-	3,612,910	2.3%	4,516,713	2.9%
Total corporate and municipal bonds	85,105,855	55.1%	83,572,384	54.1%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	36,783,170	23.8%	16,497,621	10.7%
AA	2,926,345	1.9%	23,062,233	14.9%
A	6,862,045	4.4%	6,722,902	4.3%
BBB	17,867	0.0%	20,067	0.0%
CCC	453,796	0.3%	457,683	0.3%
CC	97,266	0.1%	99,600	0.1%
D	-	0.0%	40,474	0.0%
Non rated	371,512	0.2%	373,103	0.2%
Total residential mortgage backed, asset backed, and other collateralized obligations	47,512,001	30.7%	47,273,683	30.5%

Total	$154,641,319	100.0%	$154,715,163	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2023 and December 31, 2022:

Category	March 31, 2023	December 31, 2022
U.S. Treasury securities and obligations of U.S. government corporations and agencies	2.23%	2.58%

Political subdivisions of States, Territories and Possessions	3.42%	3.58%

Corporate and other bonds Industrial and miscellaneous	3.62%	3.68%

Residential mortgage backed securities	2.75%	2.70%

Total	3.16%	3.20%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Weighted average effective maturity	5.7	5.8

Weighted average final maturity	13.1	13.5

Effective duration	4.3	4.5

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2023 and December 31, 2022, 65% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,542,768	$(674)	1	$-	-	-	$5,542,768	$(674)

Political subdivisions of States, Territories and Possessions	549,276	(5,153)	2	13,205,628	(3,338,913)	12	13,754,904	(3,344,066)

Corporate and other bonds industrial and miscellaneous	24,592,198	(777,717)	33	48,415,831	(6,479,111)	57	73,008,029	(7,256,828)

Residential mortgage and other asset backed securities	8,454,568	(496,219)	15	36,667,595	(6,739,006)	32	45,122,163	(7,235,225)

Total fixed-maturity securities	$39,138,810	$(1,279,763)	51	$98,289,054	$(16,557,030)	101	$137,427,864	$(17,836,793)

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,918,196	$(6,928)	3	$-	-	-	$18,918,196	$(6,928)

Political subdivisions of States, Territories and Possessions	7,970,633	(2,195,273)	9	5,170,753	(1,771,494)	5	13,141,386	(3,966,767)

Corporate and other bonds industrial and miscellaneous	56,910,104	(5,796,994)	75	15,172,381	(2,458,985)	15	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities	10,145,880	(882,664)	22	34,753,178	(7,150,803)	26	44,899,058	(8,033,467)

Total fixed-maturity securities	$93,944,813	$(8,881,859)	109	$55,096,312	$(11,381,282)	46	$149,041,125	$(20,263,141)

There were 152 securities at March 31, 2023 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 155 securities at December 31, 2022 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary source of cash flow for our holding company are dividends received from KICO, which are subject to statutory restrictions. For the three months ended March 31, 2023, KICO paid a dividend of $1,250,000 to us. As of March 31, 2023, KICO had a negative unassigned surplus and currently will not be able to pay any distributions to us without prior regulatory approval.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is December 31, 2022, and are due and payable within 90 days of borrowing. The maximum allowable advance as of March 31, 2023, based on the net admitted assets as of December 31, 2022, was approximately $13,059,000. Available collateral as of March 31, 2023 was approximately $12,199,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the three months ended March 31, 2023.

On December 15, 2022, we issued $19,950,000 of our 2022 Notes pursuant to the Exchange Agreement. We are required to make a mandatory redemption payment with regard to the 2022 Notes on December 30, 2023 in an amount discussed in Note 7 – Debt of the condensed consolidated financial statements included in this Quarterly Report. We are also required to make semi-annual interest payments in arrears on June 30 and December 30 of each year, commencing on June 30, 2023. The maturity date of the 2022 Notes is December 30, 2024.

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months ended March 31,	2023	2022

Cash flows (used in) provided by:
Operating activities	$(3,366,805)	$(17,388,078)
Investing activities	2,189,590	(285,069)
Financing activities	(280,260)	(783,565)
Net decrease in cash and cash equivalents	(1,457,475)	(18,456,712)
Cash and cash equivalents, beginning of period	11,958,228	24,290,598
Cash and cash equivalents, end of period	$10,500,753	$5,833,886

Net cash used in operating activities was $3,367,000 in Three Months 2023 as compared to $17,388,000 used in operating activities in Three Months 2022. The $14,021,000 decrease in cash flows used in operating activities in Three Months 2023 as compared to Three Months 2022 was primarily the result of a decrease in cash arising from net fluctuations in operating assets and liabilities, partially offset by net loss (adjusted for non-cash items) of $744,000. The decrease in cash used in operating activities is also attributable to the payment of $13,245,000 to reinsurers in Three Months 2022 pursuant to the inception of our quota share reinsurance treaty, effective December 31, 2021. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash provided by investing activities was $2,190,000 in Three Months 2023 compared to $285,000 used in investing activities in Three Months 2022 resulting in a $2,475,000 increase in net cash provided by investing activities. In Three Months 2023, we had net cash provided by our investment portfolio of $2,656,000, compared to $3,715,000 used in Three Months 2022. In addition, we decreased our acquisition of fixed assets by $1,099,000 in Three Months 2023 compared to Three Months 2022.

Net cash used in financing activities was $280,000 in Three Months 2023 compared to $784,000 used in Three Months 2022. The $504,000 decrease in net cash used in financing activities was attributable to no dividends being paid to shareholders in Three Months 2023 compared to $424,000 being paid in Three Months 2022 and a $357,000 decrease in withholding taxes paid on the vesting of restricted stock awards. The decreases in cash used in financing activities were partially offset by $266,000 of principal payments on the equipment financing in connection with KICO’s sale-leaseback transaction.

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

	Treaty Period
	2023/2024 Treaty		2021/2023 Treaty
	July 1,	January 1,	July 1,	December 31,
	2023	2023	2022	2021
	to	to	to	to
	January 1,	June 30,	January 1,	June 30,
Line of Business	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and and canine legal liability
Quota share treaty:
Percent ceded (8)	30%	30%	30%	30%
Risk retained on intial $1,000,000 of losses (6) (7) (8)	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (6)	(7)	$8,400,000	$8,400,000	$8,400,000
		in excess of	in excess of	in excess of
		$600,000	$600,000	$600,000
Total reinsurance coverage per occurrence (6) (7)	$500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence subject to reinsurance coverage	(7)	$8,000,000	$9,000,000	$9,000,000
Expiration date	(7)	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (7)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe occurrence (8) (9)	(7)	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage in excess of quota share coverage (2)	(7)	$335,000,000	$335,000,000	$490,000,000
Catastrophe stub coverage for the period from October 18, 2021 through December 31, 2021 (5)	NA	NA	NA	NA

Reinstatement premium protection (3) (4)	(7)	Yes	Yes	Yes

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

(3)	For the period December 31, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(4)	For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000.
(5)	Excludes freeze and freeze related claims.
(6)

For the period January 1, 2022 through January 1, 2024, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2022/2023 Treaty. Excludes losses from named storms.

(7)

Excess of loss and facultative facility, and catastrophe treaties will expire on June 30, 2023; reinsurance coverage in effect from July 1, 2023 through January 1, 2024 is only for Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance.

(8)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

(9)	Plus losses in excess of catastrophe coverage

	Treaty Year
	July 1, 2022	July 1, 2021
	to	to
Line of Business	June 30, 2023	June 30, 2022

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2023	June 30, 2022

Commercial Lines (1)

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Three Months 2023 included continuing economic inflation, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads previously reduced the value of our fixed income securities, saw a reversal which had previously lowered our stockholders’ equity materially in prior quarters. For Three Months 2023, the continuing economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.

Off-Balance Sheet Arrangements

                We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Outlook

                The COVID-19 pandemic caused significant financial market volatility, economic uncertainty, and interruptions to normal business activities. As of the date of this report, we expect the effect of the COVID-19 pandemic on claims currently under our coverages to be manageable, based on the information presently available. However, the effects of the COVID-19 pandemic, including the emergence of variant strains, continue to evolve and we cannot predict the extent to which our business, results of operations, financial condition, liquidity and capital position, the value of investments we hold in our investment portfolio, the premiums we charge, the demand for our products, our ability to collect premiums or any requirement to return premiums to our policyholders will ultimately be impacted. The impact of COVID-19 on our results for the three months ended March 31, 2023 may not be indicative of its impact on our future results. For additional information on the risks posed by COVID-19, see “The impact of pandemics and other public heath issues (like COVID-19) and related risks could materially affect our results of operations, financial position and/or liquidity” included in Part I, Item 1A— “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC.

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

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Annual Report filed with the SEC, and Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2022 Annual Report.

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

KINGSTONE COMPANIES, INC.

Dated: May 15, 2023	By:	/s/ Barry B. Goldstein
Barry B. Goldstein
Chief Executive Officer

Dated: May 15, 2023	By:	/s/ Jennifer Gravelle
Jennifer Gravelle
Chief Financial Officer

