Form 10-Q
period 2023-06-30
KINGSTONE COMPANIES, INC.
filed 2023-08-14
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 10,756,156 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited) and December 31, 2022	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2023 (Unaudited) and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2023 (Unaudited) and 2022 (Unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 (Unaudited) and 2022 (Unaudited)	8-9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	77
Item 4 —	Controls and Procedures	77

PART II — OTHER INFORMATION
Item 1 —	Legal Proceedings	78
Item 1A —	Risk Factors	78
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	78
Item 3 —	Defaults Upon Senior Securities	78
Item 4 —	Mine Safety Disclosures	78
Item 5 —	Other Information	78
Item 6 —	Exhibits	79
Signatures		80

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $6,266,115 at June 30, 2023 and $6,600,388 at December 31, 2022)	$7,305,031	$7,766,140
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of$156,710,463 at June 30, 2023 and $174,918,427 at December 31, 2022)	137,855,117	154,715,163
Equity securities, at fair value (cost of $17,986,783 at June 30, 2023 and $18,086,700 at December 31, 2022)	14,410,482	13,834,390
Other investments	3,549,540	2,771,652
Total investments	163,120,170	179,087,345
Cash and cash equivalents	12,286,424	11,958,228
Premiums receivable, net	12,572,834	13,880,504
Reinsurance receivables, net	76,579,488	66,465,061
Deferred policy acquisition costs	21,440,158	23,819,453
Intangible assets	500,000	500,000
Property and equipment, net	9,853,831	10,541,935
Deferred income taxes, net	11,338,476	10,331,158
Other assets	3,657,664	3,748,847
Total assets	$311,349,045	$320,332,531

Liabilities
Loss and loss adjustment expense reserves	$117,561,610	$118,339,513
Unearned premiums	101,914,895	107,492,777
Advance premiums	6,511,181	2,839,028
Reinsurance balances payable	13,684,595	13,061,966
Deferred ceding commission revenue	9,690,160	10,619,569
Accounts payable, accrued expenses and other liabilities	4,699,562	6,651,723
Debt, net	25,201,826	25,158,523
Total liabilities	279,263,829	284,163,099

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 12,227,562 shares at June 30, 2023 and 12,171,512 shares at December 31, 2022; outstanding 10,756,156 shares at June 30, 2023 and 10,700,106 shares at December 31, 2022	122,275	121,715
Capital in excess of par	74,946,685	74,519,590
Accumulated other comprehensive loss	(14,893,572)	(15,958,428)
Accumulated deficit	(22,522,691)	(16,945,964)
	37,652,697	41,736,913
Treasury stock, at cost, 1,471,406 shares at June 30, 2023 and December 31, 2022	(5,567,481)	(5,567,481)
Total stockholders' equity	32,085,216	36,169,432

Total liabilities and stockholders' equity	$311,349,045	$320,332,531

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Net premiums earned	$29,508,196	$27,902,068	$57,763,149	$54,575,448
Ceding commission revenue	5,412,210	4,715,587	10,857,617	9,396,983
Net investment income	1,451,356	634,325	2,992,848	1,993,425
Net gains (losses) on investments	197,142	(4,517,373)	1,422,013	(8,915,778)
Other income	151,084	244,643	312,124	480,467
Total revenues	36,719,988	28,979,250	73,347,751	57,530,545

Expenses
Loss and loss adjustment expenses	19,580,702	18,656,041	44,620,112	41,597,239
Commission expense	8,471,182	8,481,031	17,010,944	16,832,117
Other underwriting expenses	6,683,638	6,624,997	13,555,257	13,440,946
Other operating expenses	763,414	665,815	1,426,048	1,547,770
Depreciation and amortization	778,502	877,263	1,586,632	1,647,373
Interest expense	1,005,974	456,545	2,015,865	913,090
Total expenses	37,283,412	35,761,692	80,214,858	75,978,535

Loss from operations before taxes	(563,424)	(6,782,442)	(6,867,107)	(18,447,990)
Income tax benefit	(41,407)	(1,402,823)	(1,290,380)	(3,870,839)
Net loss	(522,017)	(5,379,619)	(5,576,727)	(14,577,151)

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains on available-for-sale-securities	(1,132,528)	(7,642,863)	1,334,898	(17,508,640)

Reclassification adjustment for losses included in net loss	10,381	10,356	13,020	51,680
Net change in unrealized (losses) gains, on available-for-sale-securities	(1,122,147)	(7,632,507)	1,347,918	(17,456,960)
Income tax benefit (expense) related to items of other comprehensive (loss) income	235,651	1,602,827	(283,062)	3,665,963
Other comprehensive (loss) income, net of tax	(886,496)	(6,029,680)	1,064,856	(13,790,997)

Comprehensive loss	$(1,408,513)	$(11,409,299)	$(4,511,871)	$(28,368,148)

Loss per common share:
Basic	$(0.05)	$(0.51)	$(0.52)	$(1.37)
Diluted	$(0.05)	$(0.51)	$(0.52)	$(1.37)

Weighted average common shares outstanding
Basic	10,755,848	10,644,578	10,753,974	10,637,553
Diluted	10,755,848	10,644,578	10,753,974	10,637,553

Dividends declared and paid per common share	$-	$0.04	$-	$0.08

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2023 and 2022

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, April 1, 2022	-	$-	12,109,307	$121,093	$72,638,286	$(5,964,578)	$(2,767,126)	1,471,406	$(5,567,481)	$58,460,194
Stock-based compensation	-	-	-	-	486,029	-	-	-	-	486,029
Vesting of restricted stock awards	-	-	12,149	121	(121)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(4,375)	(43)	(21,681)	-	-	-	-	(21,724)
Dividends	-	-	-	-	-	-	(425,776)	-	-	(425,776)
Net loss	-	-	-	-	-	-	(5,379,619)	-	-	(5,379,619)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(6,029,680)	-	-	-	(6,029,680)
Balance, June 30, 2022	-	$-	12,117,081	$121,171	$73,102,513	$(11,994,258)	$(8,572,521)	1,471,406	$(5,567,481)	$47,089,424

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, April 1, 2023	-	$-	12,231,965	$122,320	$74,734,915	$(14,007,076)	$(22,000,674)	1,471,406	$(5,567,481)	$33,282,004
Stock-based compensation	-	-	-	-	212,288	-	-	-	-	212,288
Vesting of restricted stock awards	-	-	(3,974)	(41)	41	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(429)	(4)	(559)	-	-	-	-	(563)
Net loss	-	-	-	-	-	-	(522,017)	-	-	(522,017)
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	(886,496)	-	-	-	(886,496)
Balance, June 30, 2023	-	$-	12,227,562	$122,275	$74,946,685	$(14,893,572)	$(22,522,691)	1,471,406	$(5,567,481)	$32,085,216

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2023 and 2022

						Accumulated	Retained
					Capital	Other	Earnings
	Preferred Stock		Common Stock		in Excess	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Deficit)	Shares	Amount	Total
Balance, January 1, 2022	-	$-	11,955,660	$119,557	$72,467,483	$1,796,739	$6,855,896	1,471,406	$(5,567,481)	$75,672,194
Stock-based compensation	-	-	-	-	1,016,443	-	-	-	-	1,016,443
Vesting of restricted stock awards	-	-	234,219	2,342	(2,342)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(72,798)	(728)	(379,071)	-	-	-	-	(379,799)
Dividends	-	-	-	-	-	-	(851,266)	-	-	(851,266)
Net loss	-	-	-	-	-	-	(14,577,151)	-	-	(14,577,151)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(13,790,997)	-	-	-	(13,790,997)
Balance, June 30, 2022	-	$-	12,117,081	$121,171	$73,102,513	$(11,994,258)	$(8,572,521)	1,471,406	$(5,567,481)	$47,089,424

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, January 1, 2023	-	$-	12,171,512	$121,715	$74,519,590	$(15,958,428)	$(16,945,964)	1,471,406	$(5,567,481)	$36,169,432
Stock-based compensation	-	-	-	-	429,055	-	-	-	-	429,055
Vesting of restricted stock awards	-	-	56,977	569	(569)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(927)	(9)	(1,391)	-	-	-	-	(1,400)
Net loss	-	-	-	-	-	-	(5,576,727)	-	-	(5,576,727)
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	1,064,856	-	-	-	1,064,856
Balance, June 30, 2023	-	$-	12,227,562	$122,275	$74,946,685	$(14,893,572)	$(22,522,691)	1,471,406	$(5,567,481)	$32,085,216

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months ended June 30,	2023	2022

Cash flows from operating activities:
Net loss	$(5,576,727)	$(14,577,151)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Net losses on investments	13,020	210,900
Net unrealized (gains) losses on equity investments	(657,145)	6,417,045
Net unrealized (gains) losses on other investments	(777,888)	2,287,833
Depreciation and amortization	1,586,632	1,647,373
Bad debt expense	38,400	42,226
Amortization of bond premium, net	(51,548)	248,650
Amortization of discount and issuance costs on debt	593,839	88,090
Stock-based compensation	429,055	1,016,443
Deferred income tax benefit	(1,290,380)	(3,485,876)
Decrease (increase) in operating assets:
Premiums receivable, net	1,269,270	281,845
Reinsurance receivables, net	(10,114,427)	(14,359,733)
Deferred policy acquisition costs	2,379,295	213,049
Other assets	91,182	2,437,007
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	(777,903)	3,954,315
Unearned premiums	(5,577,882)	393,352
Advance premiums	3,672,153	3,079,978
Reinsurance balances payable	622,629	(2,084,455)
Deferred ceding commission revenue	(929,409)	10,832
Accounts payable, accrued expenses and other liabilities	(1,952,161)	(1,538,353)
Net cash flows used in operating activities	(17,009,995)	(13,716,630)

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	-	(498,711)
Purchase - fixed-maturity securities available-for-sale	(13,167,937)	(14,386,410)
Purchase - equity securities	-	(589,317)
Redemption - fixed-maturity securities held-to-maturity	500,000	1,000,000
Sale and maturity - fixed-maturity securities available-for-sale	31,375,538	13,228,270
Sale - equity securities	81,054	7,644,267
Acquisition of property and equipment	(898,528)	(2,540,874)
Net cash flows provided by investing activities	17,890,127	3,857,225

Cash flows from financing activities:
Principal payments on equipment financing	(536,237)	-
Issue costs on 2022 Notes	(14,299)	-
Withholding taxes paid on vested restricted stock awards	(1,400)	(379,799)
Dividends paid	-	(851,266)
Net cash flows used in financing activities	(551,936)	(1,231,065)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
Six Months ended June 30,	2023	2022

Increase (decrease) in cash and cash equivalents	$328,196	$(11,090,470)
Cash and cash equivalents, beginning of period	11,958,228	24,290,598
Cash and cash equivalents, end of period	$12,286,424	$13,200,128

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,730,905	$825,000

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss), net of tax	$1,064,856	$(13,790,997)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is currently offering its property and casualty insurance products in New York, New Jersey, Rhode Island, Massachusetts, and Connecticut. For the three months ended June 30, 2023 and 2022, 88.6% and 79.8%, respectively, of KICO’s direct written premiums came from the New York policies. For the six months ended June 30, 2023 and 2022, 87.8% and 80.2%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This new guidance applies to reinsurance and insurance receivables and other financing receivables. For available-for-sale fixed maturity securities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows; however, the other than temporary impairment (“OTTI”) concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write-down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturity securities where the Company has an intent to sell, impairment will continue to result in a write-down of amortized cost. ASU 2016-13 was effective for the Company on January 1, 2023. The Company determined as of the date of adoption that the updated guidance did not have an impact on its consolidated financial statements. Below is a summary of the significant accounting policies impacted by the adoption of ASU 2016-13.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$8,192,900	$67	$(59,420)	$-	$8,133,547	$59,353)

Political subdivisions of States, Territories and Possessions	17,089,668	-	(2,652)	(3,489,849)	13,597,167	(3,492,501)

Corporate and other bonds Industrial and miscellaneous	79,190,654	-	(270,230)	(7,511,387)	71,409,037	(7,781,617)

Residential mortgage and other asset backed securities (2)	52,237,241	72,673	(1,621)	(7,592,927)	44,715,366	(7,521,875)
Total fixed-maturity securities	$156,710,463	$72,740	$(333,923)	$(18,594,163)	$137,855,117	$(18,855,346)

	December 31, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	$(5,449)

Political subdivisions of States, Territories and Possessions	17,108,154	-	(2,195,273)	1,771,494)	13,141,387	(3,966,767)

Corporate and other bonds Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	(7,975,069)
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	$(20,203,264)

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of June 30, 2023 and December 31, 2022, the amount of required collateral was approximately $7,986,000 and $8,691,000, respectively. As of June 30, 2023 and December 31, 2022, the estimated fair value of the eligible collateral was approximately $8,134,000 and $8,691,000, respectively.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2023 and December 31, 2022, the estimated fair value of the eligible investments was approximately $11,799,000 and $12,199,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2023 and December 31, 2022 there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2023 and December 31, 2022 is shown below:

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$8,423,779	$8,326,751	$16,359,100	$16,307,991
One to five years	47,874,105	45,362,923	18,605,987	14,085,113
Five to ten years	31,220,830	26,281,376	54,559,158	52,230,283
More than 10 years	16,954,508	13,168,701	31,796,918	26,469,581
Residential mortgage and other asset backed securities	52,237,241	44,715,366	53,597,264	45,622,195
Total	$156,710,463	$137,855,117	$174,918,427	$154,715,163

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,122,556)	$10,461,386
Common stocks, mutual funds, and exchange traded funds	4,402,841	268,887	(722,632)	3,949,096
Total	$17,986,783	$268,887	$(3,845,188)	$14,410,482

	December 31, 2022
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629
Common stocks, mutual funds, and exchange traded funds	4,502,758	158,635	(821,632)	3,839,761
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023			December 31, 2022
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,562,500	$3,549,540	$1,987,040	$784,612	$2,771,652

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,708	$27,347	$(36,008)	$-	$1,220,047	$(8,661)

Political subdivisions of States, Territories and Possessions	498,902	-	(142)	-	498,760	(142)

Exchange traded debt	304,111	-	(62,411)	-	241,700	(62,411)

Corporate and other bonds Industrial and miscellaneous	5,273,310	-	(4,554)	(963,148)	4,305,608	(967,702)
Total	$7,305,031	$27,347	$(103,115)	$(963,148)	$6,266,115	$(1,038,916)

	December 31, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	$(5,677)

Political subdivisions of States, Territories and Possessions	498,638	2,092	-	-	500,730	2,092

Exchange traded debt	304,111	-	(29,111)	-	275,000	(29,111)

Corporate and other bonds Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	(1,133,056)
Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	$(1,165,752)

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2023 and December 31, 2022 is shown below:

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$249,927	$249,473	$708,535	$743,575
One to five years	1,120,894	1,084,744	1,120,507	1,088,522
Five to ten years	1,408,731	1,210,185	1,402,704	1,200,720
More than 10 years	4,525,479	3,721,713	4,534,394	3,567,571
Total	$7,305,031	$6,266,115	$7,766,140	$6,600,388

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Income:
Fixed-maturity securities	$1,319,511	$457,941	$2,737,220	$1,598,130
Equity securities	176,893	279,562	353,770	624,730
Cash and cash equivalents	39,394	2,983	72,252	3,166
Total	1,535,798	740,486	3,163,242	2,226,026
Expenses:
Investment expenses	84,442	106,161	170,394	232,601
Net investment income	$1,451,356	$634,325	$2,992,848	$1,993,425

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $500,000 and $1,000,000 for the six months ended June 30, 2023 and 2022, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $31,375,538 and $22,276,142 for the six months ended June 30, 2023 and 2022, respectively.

Proceeds from the sale of equity securities were $81,054 and $7,644,267 for the six months ended June 30, 2023 and 2022, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$526	$17,311	$944	$102,411
Gross realized losses	(10,907)	(27,667)	(13,964)	(154,091)
	(10,381)	(10,356)	(13,020)	(51,680)

Equity securities:
Gross realized gains	-	29,047	-	477,353
Gross realized losses	-	(307,352)	-	(636,573)
	-	(278,305)	-	(159,220)

Other Investments:
Gross realized gains	-	-	-	-
Gross realized losses	-	-	-	-

Net realized losses	(10,381)	(288,661)	(13,020)	(210,900)

Unrealized Gains (Losses)

Equity Securities:
Gross gains	-	-	657,145	-
Gross losses	(206,568)	(2,856,411)	-	(6,417,045)
	(206,568)	(2,856,411)	657,145	(6,417,045)

Other Investments:
Gross gains	414,091	-	777,888	-
Gross losses	-	(1,372,301)	-	(2,287,833)
	414,091	1,372,301)	777,888	(2,287,833)

Net unrealized gains (losses)	207,523	(4,228,712)	1,435,033	(8,704,878)

Net gains (losses) on investments	$197,142	$(4,517,373)	$1,422,013	$(8,915,778)

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

At June 30, 2023 and December 31, 2022, there were 146 and 155 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the six months ended June 30, 2023 and 2022. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2023 as follows:

	June 30, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,927,580	$(59,420)	1	$-	-	-	$5,927,580	$(59,420)

Political subdivisions of States, Territories and Possessions	148,703	(2,652)	1	13,448,464	3,489,849)	13	13,597,167	(3,492,501)

Corporate and other bonds industrial and miscellaneous	6,860,908	(270,230)	12	64,548,129	(7,511,387)	77	71,409,037	(7,781,617)

Residential mortgage and other asset backed securities	101,701	(1,621)	4	41,865,274	(7,592,927)	38	41,966,975	(7,594,548)

Total fixed-maturity securities	$13,038,892	$(333,923)	18	$119,861,867	$(18,594,163)	128	$132,900,759	$(18,928,086)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2022 as follows:

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,918,196	$(6,928)	3	$-	-	-	$18,918,196	$(6,928)

Political subdivisions of States, Territories and Possessions	7,970,633	(2,195,273)	9	5,170,753	(1,771,494)	5	13,141,386	(3,966,767)

Corporate and other bonds industrial and miscellaneous	56,910,104	(5,796,994)	75	15,172,381	(2,458,985)	15	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities	10,145,880	882,664)	22	34,753,178	(7,150,803)	26	44,899,058	(8,033,467)

Total fixed-maturity securities	$93,944,813	$(8,881,859)	109	$55,096,312	$(11,381,282)	46	$149,041,125	$(20,263,141)

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2023
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,133,547	$-	$-	$8,133,547

Political subdivisions of States, Territories and Possessions	-	13,597,167	-	13,597,167

Corporate and other bonds industrial and miscellaneous	71,409,037	-	-	71,409,037

Residential mortgage and other asset backed securities	-	44,715,366	-	44,715,366
Total fixed maturities	79,542,584	58,312,533	-	137,855,117
Equity securities	14,410,482	-	-	14,410,482
Total investments	$93,953,066	$58,312,533	$-	$152,265,599

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,869,096	$-	$-	$23,869,096

Political subdivisions of States, Territories and Possessions	-	13,141,387	-	13,141,387

Corporate and other bonds industrial and miscellaneous	71,585,115	497,370	-	72,082,485

Residential mortgage and other asset backed securities	-	45,622,195	-	45,622,195
Total fixed maturities	95,454,211	59,260,952	-	154,715,163
Equity securities	13,834,390	-	-	13,834,390
Total investments	$109,288,601	$59,260,952	$-	$168,549,553

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of June 30, 2023 and December 31, 2022. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2023	December 31, 2022

Other Investments
Hedge fund	$3,549,540	$2,771,652

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

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of June 30, 2023 and December 31, 2022 not measured at fair value is as follows:

	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$16,831,230	$-	$16,831,230

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$15,829,096	$-	$15,829,096

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$7,305,031	$6,266,115	$7,766,140	$6,600,388
Cash and cash equivalents, Level 1	$12,286,424	$12,286,424	$11,958,228	$11,958,228
Premiums receivable, net, Level 1	$12,572,834	$12,572,834	$13,880,504	$13,880,504
Reinsurance receivables, net, Level 3	$76,579,488	$76,579,488	$66,465,061	$66,465,061
Real estate, net of accumulated depreciation, Level 3	$2,033,848	$2,800,000	$2,050,644	$2,800,000
Reinsurance balances payable, Level 3	$13,684,595	$13,684,595	$13,061,966	$13,061,966

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2023
Premiums written	$95,244,390	$-	$(42,692,915)	$52,551,475
Change in unearned premiums	5,577,883	-	(366,209)	5,211,674
Premiums earned	$100,822,273	$-	$(43,059,124)	$57,763,149

Six months ended June 30, 2022
Premiums written	$92,762,360	$-	$(37,818,392)	$54,943,968
Change in unearned premiums	(393,353)	-	24,833	(368,520)
Premiums earned	$92,369,007	$-	$(37,793,559)	$54,575,448

Three months ended June 30, 2023
Premiums written	$47,646,944	$-	$(19,064,216)	$28,582,728
Change in unearned premiums	3,244,999	-	(2,319,531)	925,468
Premiums earned	$50,891,943	$-	$(21,383,747)	$29,508,196

Three months ended June 30, 2022
Premiums written	$49,778,463	$-	$(19,752,683)	$30,025,780
Change in unearned premiums	2,786,080)	-	662,368	(2,123,712)
Premiums earned	$46,992,383	$-	$(19,090,315)	$27,902,068

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2023 and December 31, 2022 was $6,511,181 and $2,839,028, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and loss adjustment expense (“LAE”) reserves:

	Six months ended
	June 30,
	2023	2022

Balance at beginning of period	$118,339,513	$94,948,745
Less reinsurance recoverables	(27,659,500)	(10,637,679)
Net balance, beginning of period	90,680,013	84,311,066

Incurred related to:
Current year	44,639,365	41,326,838
Prior years	(19,253)	270,401
Total incurred	44,620,112	41,597,239

Paid related to:
Current year	22,840,144	23,188,157
Prior years	25,346,289	21,700,500
Total paid	48,186,433	44,888,657

Net balance at end of period	87,113,692	81,019,648
Add reinsurance recoverables	30,447,918	17,883,412
Balance at end of period	$117,561,610	$98,903,060

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $23,510,756 and $18,267,384 for the six months ended June 30, 2023 and 2022, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2023 and 2022 was $19,253 favorable and $270,401 unfavorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of June 30, 2020 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of June 30, 2023, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2023 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2014 to December 31, 2022 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										June 30, 2023
	For the Years Ended December 31,									Six Months Ended June 30,		Cumulative Number of Reported Claims by
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR	Accident Year
	(Unaudited 2014 - 2022)									(Unaudited)

2014	$14,193	$14,260	$14,218	$14,564	$15,023	$16,381	$16,428	$16,434	$16,486	$16,486	$17	2,138
2015		22,340	21,994	22,148	22,491	23,386	23,291	23,528	23,533	23,528	318	2,559
2016			26,062	24,941	24,789	27,887	27,966	27,417	27,352	27,259	117	2,881
2017				31,605	32,169	35,304	36,160	36,532	36,502	36,499	337	3,400
2018					54,455	56,351	58,441	59,404	61,237	61,064	1,203	4,231
2019						75,092	72,368	71,544	71,964	72,666	1,343	4,501
2020							63,083	62,833	63,217	63,394	2,015	5,879
2021								96,425	96,673	95,865	4,903	5,800
2022									79,835	80,137	9,336	4,658
2023										42,521	9,917	1,766
									Total	$519,418

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Six Months Ended June 30,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited 2014 - 2022)									(Unaudited)

2014	$5,710	$9,429	$10,738	$11,770	$13,819	$14,901	$15,491	$15,770	$16,120	$16,131
2015		12,295	16,181	18,266	19,984	21,067	22,104	22,318	22,473	22,508
2016			15,364	19,001	21,106	23,974	25,234	25,750	26,382	26,629
2017				16,704	24,820	28,693	31,393	32,529	33,522	34,400
2018					32,383	44,516	50,553	52,025	54,424	55,272
2019						40,933	54,897	58,055	60,374	62,281
2020							39,045	50,719	53,432	55,325
2021								56,282	77,756	79,510
2022									45,856	62,714
2023										21,439
									Total	$436,209

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$83,209
All outstanding liabilities before 2014, net of reinsurance										166
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$83,375

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

As of
(in thousands)	June 30, 2023
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$83,375
Total reinsurance recoverable on unpaid losses	30,448
Unallocated loss adjustment expenses	3,739
Total gross liability for loss and LAE reserves	$117,562

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

The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2023 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2023. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		2023/2024 Treaty		2021/2023 Treaty
	January 2,	July 1,	January 1,	July 1,	December 31,
	2024	2023	2023	2022	2021
	to	to	to	to	to
	June 30,	January 1,	June 30,	January 1,	June 30,
Line of Business	2024	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability Quota share treaty:
Percent ceded (7)	(6)	30%	30%	30%	30%
Risk retained on initial $1,000,000 of losses (5) (6) (7)	$1,000,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	(6)	$1,000,000	$1,000,000	$1,000,000	$1,000,000

Expiration date	(6)	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (5) (6)	$8,000,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage per occurrence (5) (6)	$7,000,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence subject to reinsurance coverage	$8,000,000	$8,000,000	$8,000,000	$9,000,000	$9,000,000
Expiration date (6)	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe occurrence (6) (7) (8)	$10,000,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage in excess of quota share coverage (2) (6)	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium protection (3) (4)	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2024.

(2)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(3)	For the period December 31, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(4)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000

(5)

For the period January 1, 2022 through January 1, 2024, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Excludes losses from named storms.

(6)

Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance will expire on January 1, 2024; reinsurance coverage in effect from January 2, 2024 through June 30, 2024 is only for excess of loss and catastrophe reinsurance treaties.

(7)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

(8)	Plus losses in excess of catastrophe coverage

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

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2023/2024 Treaty for the three months and six months ended June 30, 2023, and under the 2021/2023 Treaty for the three months and six months ended June 30, 2022, based on a fixed provisional commission rate at which provisional ceding commissions are earned. The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Provisional ceding commissions earned	$5,294,025	$4,692,931	$10,740,833	$9,234,464
Contingent ceding commissions earned	118,185	22,656	116,784	162,519
	$5,412,210	$4,715,587	$10,857,617	$9,396,983

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of June 30, 2023 and December 31, 2022, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,551,000 and $2,667,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

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

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the Federal Home Loan Bank of New York (“FHLBNY”).  KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At June 30, 2023 and December 31, 2022, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. KICO is currently able to borrow on an overnight basis. If KICO has collateral, based on KICO’s net admitted assets, the maximum allowable advance as of June 30, 2023 and December 31, 2022 was approximately $13,268,000 and $13,192,000, respectively. Available collateral as of June 30, 2023 and December 31, 2022 was approximately $11,799,000 and $12,228,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the three months ended June 30, 2023 and 2022.

Debt

Debt as of June 30, 2023 and December 31, 2022 consists of the following:

	June 30,	December 31,
	2023	2022

2022 Notes, net	$17,832,408	$17,252,868
Equipment financing	7,369,418	7,905,655
Balance at end of period	$25,201,826	$25,158,523

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

2022 Notes

On December 15, 2022, the Company issued $19,950,000 of its 2022 Notes pursuant to the Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which will begin on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,200 (see Note 8 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. The balance of the 2022 Notes as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022

12.0% Senior Unsecured Notes	$19,950,000	$19,950,000
Warrants	(816,403)	(979,684)
Issuance costs	(1,301,189)	(1,717,448)
2022 Notes, net	$17,832,408	$17,252,868

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

As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company is subject to a leverage maintenance test (“Leverage Maintenance Test”), which requires that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of June 30, 2023 and December 31, 2022, the ratio as defined under the Leverage Maintenance Test was 29.8% and 26.7%, respectively. “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term of the Company except for the sale leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s condensed consolidated balance sheet.

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

A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of June 30, 2023 and December 31, 2022, the amount of required collateral was approximately $7,845,000 and $8,691,000, respectively. As of June 30, 2023 and December 31, 2022, the fair value of KICO’s pledged collateral was approximately $8,134,000 and $8,691,000, respectively, in United States Treasury securities.

Future contractual payment obligations under the Financing as of June 30, 2023 are as follows:

For the Year
Ending
December 31,	Total
Remainder of 2023	$552,135
2024	1,153,862
2025	1,223,293
2026	1,296,901
2027	1,119,021
5,345,212
2027 purchase price	2,024,206
Total	$7,369,418

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $-0- and $851,266 for the six months ended June 30, 2023 and 2022, respectively. On November 11, 2022, the Company’s Board of Directors determined to suspend regular quarterly dividends. Future dividend policy will be subject to the discretion of the Company’s Board of Directors.

2014 Equity Participation Plan

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan. On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,400,000. On August 9, 2023, the Company’s stockholders approved an amendment to the 2014 Plan to increase the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,900,000 (see Note 13 – Subsequent Events).

Stock Options

The results of operations for the three months ended June 30, 2023 and 2022 include stock-based compensation expense for stock options totaling approximately $-0- and $2,000, respectively. The results of operations for the six months ended June 30, 2023 and 2022 include stock-based compensation expense for stock options totaling approximately $-0- and $8,000, respectively. Stock-based compensation expense related to stock options for the six months ended June 30, 2022 is net of estimated forfeitures of approximately 18%. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

No options were granted during the six months ended June 30, 2023 and 2022. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the six months ended June 30, 2023 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2023	107,201	$8.31	1.92	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-

Outstanding at June 30, 2023	107,201	$8.31	1.40	$-

Vested and Exercisable at June 30, 2023	107,201	$8.31	1.40	$-

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2023 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $1.17 closing price of the Company’s Common Stock on June 30, 2023. No options were exercised, forfeited or expired during the six months ended June 30, 2023. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

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

As of June 30, 2023, there were no unvested options.

As of June 30, 2023, there were 85,778 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the 2014 Plan for six months ended June 30, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2023	366,597	$6.97	$2,555,181

Granted	272,682	$1.37	$373,499
Vested	(56,977)	$6.67	$(380,199)
Forfeited	(7,015)	$5.02	$(35,214)

Balance at June 30, 2023	575,287	$3.83	$2,203,349

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended June 30, 2023 and 2022, stock-based compensation for these grants was approximately $212,000 and $479,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the six months ended June 30, 2023 and 2022, stock-based compensation for these grants was approximately $429,000 and $998,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”). There is currently no offering pursuant to the ESPP subsequent to October 31, 2022. For the three months and six months ended June 30, 2022, stock-based compensation under the 2021/2022 Offering was approximately $5,000 and 11,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

At the end of the 2021/2022 Offering period, 33,222 shares of Common Stock were issued at $1.82 per share to participating employees for a total purchase price of $60,464.

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

As of June 30, 2023, all warrants for the purchase of an aggregate of 969,525 shares of Common Stock were outstanding.

No warrants were granted during the six months ended June 30, 2023 and 2022.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2023	2022

Deferred tax asset:
Net operating loss carryovers (1)	$5,108,128	$3,828,947
Claims reserve discount	1,189,834	1,238,544
Unearned premium	3,510,180	3,574,840
Deferred ceding commission revenue	2,034,934	2,230,109
Net unrealized losses on securities	4,191,215	4,920,837
Other	794,410	503,692
Total deferred tax assets	16,828,701	16,296,969

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,502,433	5,002,085
Intangibles	105,000	105,000
Depreciation and amortization	123,249	99,183
Total deferred tax liabilities	5,490,225	5,965,811

Net deferred income tax asset	$11,338,476	$10,331,158

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	June 30,	December 31,
Type of NOL	2023	2022	Expiration

Federal only, NOL from 2021 - 2023	$5,108,128	$3,828,947	None

State only (A)	2,479,077	2,276,595	December 2027 - December 2043
Valuation allowance	(2,479,077)	(2,276,595)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$5,108,128	$3,828,947

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2023 and December 31, 2022 was approximately $38,140,000 and $35,025,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2043.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2023 and 2022. If any had been recognized these would have been reported in income tax expense.

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

The computation of diluted loss per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months and six months ended June 30, 2023 and 2022, no options, warrants or restricted stock awards were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options, warrants and non-vested restricted stock awards.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted loss per common share follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022

Weighted average number of shares outstanding	10,755,848	10,644,578	10,753,974	10,637,553

Effect of dilutive securities, common share equivalents:
Stock options	-	-	-	-
Warrants	-	-	-	-
Restricted stock awards	-	-	-	-

Weighted average number of shares outstanding, used for computing diluted loss per share	10,755,848	10,644,578	10,753,974	10,637,553

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

Additional information regarding the Company’s office operating leases is as follows:

(1)	KICO rent expense is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.
(2)	Cosi rent expense is included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

The following table presents the contractual maturities of the Company’s lease liabilities as of June 30, 2023:

	Three months ended		Six months ended
	June 30,		June 30,
Lease cost	2023	2022	2023	2022

Operating lease (1) (2)	$41,342	$41,342	$82,684	$89,810
Total lease cost (1) (2)	$41,342	$41,342	$82,684	$89,810

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$49,145	$47,483	$96,629	$100,486
Discount rate	5.50%	5.50%	5.50%	5.50%
Remaining lease term in years	0.75	1.75	0.75	1.75

(1)	The operating lease liability is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table presents the contractual maturities of the Company’s lease liabilities as of June 30, 2023:

For the Six Months
Ending
June 30,	Total
Remainder of 2023	$98,291
2024	49,145
Total undiscounted lease payments	147,436
Less: present value adjustment	10,115
Operating lease liability (1)	$137,321

(1)	The operating lease liability is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Rent expense for the three months ended June 30, 2023 and 2022 amounted to $41,342 for both periods and is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Rent expense for the six months ended June 30, 2023 and 2022 amounted to $82,684 and $89,810, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

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

See Note 13 – Subsequent Events-Management Succession.

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

See Note 13 – Subsequent Events-Management Succession.

Note 12 – Employee Benefit Plans

Employee Bonus Plan

For the six months ended June 30, 2023 and 2022 the Company did not accrue for, or pay, bonuses related to an employee bonus plan.

401(k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $75,000 and $74,000, respectively, of expense for the three months ended June 30, 2023 and 2022, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company incurred approximately $159,000 and $136,000, respectively, of expense for the six months ended June 30, 2023 and 2022, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The deferred compensation liability as of June 30, 2023 and December 31, 2022 amounted to $898,790 and $1,155,860, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2023 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Reinsurance

Effective July 1, 2023, the Company entered into new excess of loss and catastrophe reinsurance treaties (see Note 6 – Property and Casualty Insurance Activity - “Reinsurance”).

A.M. Best

On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process.

Equity Participation Plan

On August 9, 2023, the Company’s stockholders approved an amendment to the 2014 Plan to increase the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,900,000 (see Note 8 – Stockholders’ Equity).

Management Succession

On August 9, 2023, the Company announced that, effective as of October 1, 2023, Meryl Golden, the Company’s Chief Operating Officer, has been appointed to the position of President and Chief Executive Officer of the Company to succeed Barry Goldstein and that Mr. Goldstein will continue as the Chairman of the Board of the Company.

The foregoing description of the management succession does not purport to be complete and is qualified in its entirety by reference to the full texts of Amendment No. 1 to the Third Amended and Restated Employment Agreement, dated June 27, 2022, between the Company and Mr. Goldstein, and Amendment No. 2 to the Third Amended and Restated Employment Agreement, dated June 27, 2022 between KICO and Mr. Goldstein, which are filed herewith as Exhibits 10(a) and 10(b), respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO’s insureds are located primarily in downstate New York, consisting of New York City, Long Island and Westchester County, although we are writing business in New Jersey, Rhode Island, Connecticut and Massachusetts. We are licensed in the States of New York, New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months and six months ended June 30, 2023, respectively, 88.6% and 87.8% of KICO’s direct written premiums came from the New York policies.

In addition, our subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. Cosi retains the profit between the commission revenue received and the commission expense paid (“Net Cosi Revenue”). Commission expense is reduced by Net Cosi Revenue. Cosi-related operating expenses are minimal and are included in other operating expenses. Cosi-related operating expenses are not included in our stand-alone insurance underwriting business and, accordingly, Cosi’s expenses are not included in the calculation of our combined ratio as described below.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks.  In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms.  As of June 30, 2023 and December 31, 2022, there were no commercial liability policies in-force. As of June 30, 2023 and December 31, 2022, these expired policies represent approximately 16.3% and 17.9%, respectively, of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

We believe that the actions taken will have the intended effect and will result in a return to profitability for the Company.

Consolidated Results of Operations

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2023	2022	Change	Percent
Revenues
Direct written premiums	$95,244	$92,762	$2,482	2.7%
Assumed written premiums	-	-	-	na %
	95,244	92,762	2,482	2.7%
Ceded written premiums
Ceded to quota share treaties (1)	26,622	21,949	4,673	21.3%
Ceded to excess of loss treaties	2,135	1,743	392	22.5%
Ceded to catastrophe treaties	13,936	14,126	(190)	(1.3)%
Total ceded written premiums	42,693	37,818	4,875	12.9%

Net written premiums	52,551	54,944	(2,393)	(4.4)%

Change in unearned premiums
Direct and assumed	5,578	(393)	5,971	na %
Ceded to quota share treaties (1)	(366)	25	(391)	na %
Change in net unearned premiums	5,212	(368)	5,580	na %

Premiums earned
Direct and assumed	100,822	92,369	8,453	9.2%
Ceded to reinsurance treaties	(43,059)	(37,794)	(5,265)	(13.9)%
Net premiums earned	57,763	54,575	3,188	5.8%

Ceding commission revenue (1)	10,858	9,397	1,461	15.5%
Net investment income	2,993	1,993	1,000	50.2%
Net gains (losses) on investments	1,422	(8,916)	10,338	na %
Other income	312	480	(168)	(35.0)%
Total revenues	73,348	57,530	15,819	27.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	60,256	52,832	7,424	14.1%
Losses from catastrophes (2)	7,875	7,032	843	12.0%
Total direct and assumed loss and loss adjustment expenses	68,131	59,864	8,267	13.8%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	20,761	14,367	6,394	44.5%
Losses from catastrophes (2)	2,749	3,901	(1,152)	(29.5)%
Total ceded loss and loss adjustment expenses	23,510	18,268	5,242	28.7%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	39,494	38,465	1,029	2.7%
Losses from catastrophes (2)	5,126	3,132	1,994	63.7%
Net loss and loss adjustment expenses	44,620	41,597	3,023	7.3%

Commission expense	17,011	16,832	179	1.1%
Other underwriting expenses	13,555	13,441	114	0.8%
Other operating expenses	1,426	1,548	(122)	(7.9)%
Depreciation and amortization	1,587	1,647	(60)	(3.6)%
Interest expense	2,016	913	1,103	120.8%
Total expenses	80,215	75,978	4,237	5.6%

Loss before taxes	(6,867)	(18,448)	11,581	62.8%
Income tax benefit	(1,290)	(3,871)	2,581	66.7%
Net loss	$(5,577)	$(14,577)	$9,000	61.7%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.

(2)

The six months ended June 30, 2023 and 2022 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2023	2022	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	77.2%	76.2%	1.0	1.3%
Net underwriting expense ratio	33.6%	37.4%	(3.8)	(10.2)%
Net combined ratio	110.8%	113.6%	(2.8)	(2.5)%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2023 (“Six Months 2023”) were $95,244,000 compared to $92,762,000 during the six months ended June 30, 2022 (“Six Months 2022”). The increase of $2,482,000, or 2.7%, was primarily due to an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Six Months 2023 were $88,182,000, an increase of $1,227,000, or 1.4%, from $86,955,000 in Six Months 2022. The 1.4% increase in premiums from our personal lines business was primarily due to rate increases offset by the decrease in premiums associated with a 8.6% decrease in policies in force as of June 30, 2023 compared to June 30, 2022. The rate increases achieved along with a decrease in policies in force is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Six Months 2023 were $7,016,000, an increase of $1,289,000, or 22.5%, from $5,727,000 in Six Months 2022. The increase in livery physical damage direct written premiums was due to an increasing number of policies and an increase in the values of the autos insured.

            Beginning in 2017, we started writing personal lines policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “non-New York” business. Direct written premiums from our Core business were $83,639,000 in Six Months 2023 compared to $74,382,000 in Six Months 2022, an increase of $9,257,000, or 12.4%. Policies in force from our Core business decreased by 1.6% in Six Months 2023 compared to Six Months 2022. Direct written premiums from our non-New York business were $11,605,000 in Six Months 2023 down from $18,380,000 in Six Months 2022, a decrease of $6,775,000, or 36.9%. Policies in force from our non-New York business decreased by 27% in Six Months 2023 compared to Six Months 2022. The increase in our Core business and the decrease in our non-New Yok business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-New York business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).  Net written premiums decreased $2,393,000, or 4.4%, to $52,551,000 in Six Months 2023 from $54,944,000 in Six Months 2022. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Six Months 2023, our premiums ceded under quota share treaties increased by $4,673,000 in comparison to ceded premiums in Six Months 2022 (see table above). The increase in Six Months 2023 was attributable to the runoff of an 8.5% portion of the 30% 2021/2023 Treaty.  The remainder of the 2021/2023 Treaty was on a cutoff basis and the new 2023/2024 Treaty was placed for 30% on January 1, 2023. Our personal lines business was subject to the 2023/2024 Treaty in Six Months 2023, and the 2021-2023 Treaty in Six Months 2022.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Six Months 2023, our ceded excess of loss reinsurance premiums increased by $392,000 over the comparable ceded premiums for Six Months 2022. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. In accordance with our Kingstone 2.0 and Kingstone 3.0 goals, we have reduced our PML, and in the Six Months 2023, our premiums ceded under catastrophe treaties decreased by $190,000 as compared to the comparable ceded premiums in Six Months 2022, in spite of a large catastrophe reinsurance rate increase on our book effective July 1, 2022.

Net premiums earned

Net premiums earned increased $3,188,000, or 5.8%, to $57,763,000 in Six Months 2023 from $54,575,000 in Six Months 2022. The increase was due in part to the 2.7% increase in direct written premiums during Six Months 2023, but also from the increased premiums written in prior periods due to rate increases and increased replacement costs. The run-off of a portion of the 2021-2023 Treaty increased the premiums ceded and reduced the growth of net premiums earned.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2023	2022	Change	Percent

Provisional ceding commissions earned	$10,741	$9,234	$1,507	16.3%
Contingent ceding commissions earned	117	163	(46)	(28.2)%

Total ceding commission revenue	$10,858	$9,397	$1,461	15.5%

(Columns in the table above may not sum to totals due to rounding)

Ceding commission revenue was $10,858,000 in Six Months 2023 compared to $9,397,000 in Six Months 2022. The increase of $1,461,000 was due to an increase in provisional ceding commissions earned offset by a decrease in contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Six Months 2023 we earned provisional ceding commissions of $10,741,000 from personal lines earned premiums ceded under the 2023/2024 Treaty, and in Six Months 2022 we earned provisional ceding commissions of $9,234,000 from personal lines earned premiums ceded under the 2021/2023 Treaty. The increase of $1,507,000 in provisional ceding commissions earned was due to the increase premiums ceded under these treaties during Six Months 2023 compared to Six Months 2022.

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

Net Investment Income

Net investment income was $2,993,000 in Six Months 2023 compared to $1,993,000 in Six Months 2022, an increase of $1,000,000, or 50.2%. The increase in investment income is attributable to a $766,000 reversal in Six Months 2022 of prior years’ estimated accrued interest income stemming from an error in third party investment reporting. The increase was also due to higher interest rates earned on cash balances. The average yield on non-cash invested assets was 3.63% as of June 30, 2023 compared to 3.51% as of June 30, 2022.

Cash and invested assets were $175,407,000 as of June 30, 2023 compared to $193,784,000 as of June 30, 2022. The $18,377,000 decrease in cash and invested assets was primarily attributable to increased disbursements of losses in connection with higher severity and inflation’s impact on losses along with catastrophe losses incurred in 2023 and prior periods.  An increase in unrealized losses on our investment portfolio also contributed to the reduction.

Net Gains (Losses) on Investments

Net gains on investments were $1,422,000 in Six Months 2023 compared to net (losses) of $(8,916,000) in Six Months 2022. Unrealized gains on our equity securities and other investments in Six Months 2023 were $1,435,000, compared to net unrealized (losses) of $(8,705,000) in Six Months 2022. Realized (losses) on sales of investments were $(13,000) in Six Months 2023 compared to realized (losses) of $211,000 in Six Months 2022.

Other Income

            Other income was $312,000 in Six Months 2023 compared to $480,000 in Six Months 2022, a decrease of $168,000, or 35.0%.

Net Loss and LAE

Net loss and LAE was $44,620,000 for Six Months 2023 compared to $41,597,000 for Six Months 2022. The net loss ratio was 77.2% in Six Months 2023 compared to 76.2% in Six Months 2022, an increase of 1.0 percentage point.

 The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

For Six Months 2023, the net loss ratio was higher than for Six Months 2022 mainly due to a bigger impact from catastrophe losses.

The net catastrophe losses were $5,125,000 for Six Months 2023, which contributed 8.9 points to the loss ratio. There were two winter storm events and three wind events classified as catastrophe for Six Months 2023, including a major freezing event at the beginning of February. As a comparison, catastrophe events had a loss ratio impact of 5.7 points for Six Months 2022.

The underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) was 68.4% for Six Months 2023, a decrease of 1.6 points from the 70.0% underlying loss ratio recorded for Six Months 2022. The underlying loss experience in Six Months 2023 was improved due to lower frequency but was offset by increasing severity resulting from an elevated number of large losses.

Prior year development was stable for Six Months 2023. There was an overall favorable development of $19,000, which had marginal impact on the loss ratio.

 See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $17,011,000 in Six Months 2023 or 16.9% of direct earned premiums. Commission expense was $16,832,000 in Six Months 2022 or 18.2% of direct earned premiums. The increase of $179,000 was primarily due to an increase in direct earned premiums of $8,453,000 to $100,822,000 but offset in part by a reduction of commission rates on our legacy policies in accordance with Kingstone 3.0 as well as the lower commission rate paid on Select products as compared to legacy products.

Other Underwriting Expenses

Other underwriting expenses were $13,555,000, or 13.4% of direct earned premiums, in Six Months 2023 compared to $13,441,000, or 14.6% of direct earned premiums, in Six Months 2022. The increase of $114,000, or 0.8%, was primarily due to increases in expenses related to our growth in direct earned premiums and salaries, partially offset by decreases in professional fees, credit card fees and policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $5,875,000 in Six Months 2023 compared to $5,066,000 in Six Months 2022. The increase of $809,000, or 16.0%, is greater than the 2.7% increase in direct written premiums. In the periods following Six Months 2022, we continued to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies.

Our net underwriting expense ratio in Six Months 2023 was 33.6% compared to 37.4% in Six Months 2022. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended
	June 30,		Percentage
	2023	2022	Point Change
Other underwriting expenses
Employment costs	10.2%	9.3%	0.9
Underwriting fees (inspections/surveys)	1.7	1.8	(0.1)
IT expenses	3.1	4.2	(1.1)
Professional fees	1.0	1.6	(0.6)
Other expenses	7.5	7.7	(0.2)
Total other underwriting expenses	23.5	24.6	(1.1)

Commission expense	29.4	30.8	(1.4)

Ceding commission revenue
Provisional	(18.6)	(16.9)	(1.7)
Contingent	(0.2)	(0.3)	0.1
Total ceding commission revenue	(18.8)	(17.2)	(1.6)

Other income	(0.5)	(0.9)	0.4

Net underwriting expense ratio	33.6%	37.4%	(3.8)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,426,000 for Six Months 2023 compared to $1,548,000 for Six Months 2022. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Six months ended
	June 30,
($ in thousands)	2023	2022	Change	Percent

Other operating expenses
Employement costs	$198	$(96)	$294	na %
Bonuses	-	-	-	na
Equity compensation	429	1,016	(587)	(57.8)
Professional	232	147	85	57.8
Directors fees	139	164	(25)	(15.2)
Insurance	87	77	10	13.0
Other expenses	341	240	101	42.1
Total other operating expenses	$1,426	$1,548	$(122)	(7.9)%

(Components may not sum to totals due to rounding)

The decrease in Six Months 2023 of $122,000, or 7.9%, as compared to Six Months 2022 was primarily due to a decrease in equity compensation, partially offset by an increase in employment costs. The increase in employment costs was due to the hiring of our new Chief Financial Officer in Six Months 2023 and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $1,587,000 in Six Months 2023 compared to $1,647,000 in Six Months 2022. The decrease of $60,000, or 3.6%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.

Interest Expense

Interest expense in Six Months 2023 was $2,016,000 compared to $913,000 in Six Months 2022, an increase of $1,103,000 or 120.8%. In Six Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred increased interest expense in connection with the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022 equipment financing. In Six Months 2022, we incurred interest expense in connection with the 2017 Notes, our $30.0 million issuance of long-term debt in December 2017, which provided for interest at the rate of 5.5% per annum.

Income Tax Benefit

Income tax benefit in Six Months 2023 was $1,290,000, which resulted in an effective tax benefit rate of 18.8%. Income tax benefit in Six Months 2022 was $3,871,000, which resulted in an effective tax rate of 21.0%. Loss before taxes was $6,867,000 in Six Months 2023 compared to $18,448,000 in Six Months 2022. The difference in effective tax rate is due to the effect of permanent differences in Six Months 2023 compared to Six Months 2022.

Net Loss

Net loss was $5,577,000 in Six Months 2023 compared to $14,577,000 in Six Months 2022. The decrease in net loss of $9,000,000 was due to the circumstances described above.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2023	2022	Change	Percent
Revenues
Direct written premiums	$47,647	$49,778	$(2,131)	(4.3)%
Assumed written premiums	-	-	-	na %
	47,647	49,778	(2,131)	(4.3)%
Ceded written premiums
Ceded to quota share treaties (1)	11,034	11,803	(769)	(6.5)%
Ceded to excess of loss treaties	1,062	886	176	19.9%
Ceded to catastrophe treaties	6,969	7,063	(94)	(1.3)%
Total ceded written premiums	19,064	19,752	(687)	(3.5)%

Net written premiums	28,583	30,026	(1,443)	(4.8)%

Change in unearned premiums
Direct and assumed	3,245	(2,786)	6,031	na %
Ceded to quota share treaties (1)	(2,320)	663	(2,983)	na %
Change in net unearned premiums	925	(2,123)	3,048	na %

Premiums earned
Direct and assumed	50,892	46,992	3,900	8.3%
Ceded to reinsurance treaties	(21,384)	(19,090)	(2,294)	(12.0)%
Net premiums earned	29,508	27,902	1,606	5.8%

Ceding commission revenue (1)	5,412	4,716	696	14.8%
Net investment income	1,451	634	817	128.9%
Net gains (losses) on investments	197	(4,517)	4,714	na %
Other income	151	245	(94)	(38.4)%
Total revenues	36,720	28,979	7,739	26.7%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	28,346	26,323	2,023	7.7%
Losses from catastrophes (2)	2,489	195	2,294	1,176.4%
Total direct and assumed loss and loss adjustment expenses	30,835	26,519	4,317	16.3%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	10,148	7,780	2,368	30.4%
Losses from catastrophes (2)	1,107	83	1,024	1,233.7%
Total ceded loss and loss adjustment expenses	11,254	7,863	3,392	43.1%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	18,198	18,544	(346)	(1.9)%
Losses from catastrophes (2)	1,383	112	1,271	1,134.8%
Net loss and loss adjustment expenses	19,581	18,656	925	5.0%

Commission expense	8,471	8,481	(10)	(0.1)%
Other underwriting expenses	6,684	6,625	59	0.9%
Other operating expenses	763	666	97	14.6%
Depreciation and amortization	779	877	(98)	(11.2)%
Interest expense	1,006	457	549	120.1%
Total expenses	37,283	35,762	1,522	4.3%

Loss before taxes	(563)	(6,782)	6,219	91.7%
Income tax benefit	(41)	(1,403)	1,362	97.1%
Net loss	$(522)	$(5,380)	$4,858	90.3%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.
(2)

The three months ended June 30, 2023 and 2022 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2023	2022	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	66.4%	66.9%	(0.5)	(0.7)%
Net underwriting expense ratio	32.5%	36.4%	(3.9)	(10.7)%
Net combined ratio	98.9%	103.3%	(4.4)	(4.3)%

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2023 (“Three Months 2023”) were $47,647,000 compared to $49,778,000 during the three months ended June 30, 2022 (“Three Months 2022”). The decrease of $2,131,000, or 4.3%, was primarily due to an increase in premiums from our personal lines business, partially offset by an increase in premiums from our livery physical damage business.

Direct written premiums from our personal lines business for Three Months 2023 were $44,011,000, a decrease of $2,781,000, or 5.9%, from $46,792,000 in Three Months 2022. The 5.9% decrease in premiums from our personal lines business was primarily due to decrease in premiums associated with a 8.6% decrease in policies in force as of June 30, 2023 compared to June 30, 2022, offset by rate increases. The rate increases achieved along with a decrease in policies in force is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Three Months 2023 were $3,610,000, an increase of $655,000, or 22.2%, from $2,954,000 in Three Months 2022. The increase in livery physical damage direct written premiums was due to an increasing number of policies and an increase in the values of the autos insured.

Beginning in 2017, we started writing personal lines policies in New Jersey. Through 2019 we expanded to Rhode Island, Massachusetts and Connecticut. We refer to our New York business as our “Core” business and the business outside of New York as our “non-New York” business.  Direct written premiums from our Core business were $42,211,000 in Three Months 2023 compared to $39,734,000 in Three Months 2022, an increase of $2,478,000, or 6.2%. Policies in force from our Core business decreased by 1.6% in Three Months 2023 compared to Three Months 2022. Direct written premiums from our non-New York business were $5,435,000 in Three Months 2023 down from $10,044,000 in Three Months 2022, a decrease of $4,609,000, or 45.9%. Policies in force from our non-New York business decreased by 27% in Three Months 2023 compared to Three Months 2022. The increase in direct written premiums in our Core business and the decrease in our non-New Yok business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-New York business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).  Net written premiums decreased $1,443,000, or 4.8%, to $28,583,000 in Three Months 2023 from $30,026,000 in Three Months 2022. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). In Three Months 2023, our premiums ceded under quota share treaties decreased by $769,000 in comparison to ceded premiums in Three Months 2022 (see table above). The increase in Three Months 2023 was attributable to the runoff of an 8.5% portion of the 30% 2021/2023 Treaty, partially offset by a decrease in premiums subject to quota share treaties as a result of the decrease in direct written premiums discussed above.  The remainder of the 2021/2023 Treaty was on a cutoff basis and the new 2023/2024 Treaty was placed for 30% on January 1, 2023. Our personal lines business was subject to the 2023/2024 Treaty in Three Months 2023, and the 2021-2023 Treaty in Three Months 2022.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2023, our ceded excess of loss reinsurance premiums increased by $176,000 over the comparable ceded premiums for Three Months 2022. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. In accordance with our Kingstone 2.0 and Kingstone 3.0 goals, we have reduced our PML, and in the Three Months 2023, our premiums ceded under catastrophe treaties decreased by $94,000 as compared to the comparable ceded premiums in Three Months 2022, in spite of a large catastrophe reinsurance rate increase on our book effective July 1, 2022.

Net premiums earned

Net premiums earned increased $1,606,000, or 5.8%, to $29,508,000 in Three Months 2023 from $27,902,000 in Three Months 2022. The increase was due to the increased premiums written in prior periods due to rate increases and increased replacement costs, offset by the 4.3% decrease in direct written premiums during Three Months 2023. In addition, the run-off of a portion of the 2021-2023 Treaty increased the premiums ceded and reduced the growth of net premiums earned.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2023	2022	Change	Percent

Provisional ceding commissions earned	$5,294	$4,693	$601	12.8%
Contingent ceding commissions earned	118	23	95	413.0%

Total ceding commission revenue	$5,412	$4,716	$696	14.8%

(Columns in the table above may not sum to totals due to rounding)

Ceding commission revenue was $5,412,000 in Three Months 2023 compared to $4,716,000 in Three Months 2022. The increase of $696,000 was due to an increase in provisional ceding commissions earned and an increase in contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Three Months 2023 we earned provisional ceding commissions of $5,294,000 from personal lines earned premiums ceded under the 2023/2024 Treaty, and in Three Months 2022 we earned provisional ceding commissions of $4,693,000 from personal lines earned premiums ceded under the 2021/2023 Treaty. The increase of $601,000 in provisional ceding commissions earned was due to the runoff of an 8.5% portion of the 30% 2021/2023 Treaty, partially offset by a decrease in premiums subject to quota share treaties as a result of the decrease in direct written premiums discussed above.

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

Net Investment Income

Net investment income was $1,451,000 in Three Months 2023 compared to $634,000 in Three Months 2022, an increase of $817,000, or 128.9%. The increase in investment income is attributable to a $766,000 reversal in Three Months 2022 of prior years’ estimated accrued interest income stemming from an error in third party investment reporting. The increase was also due to higher interest rates earned on cash balances. The average yield on non-cash invested assets was 3.63% as of June 30, 2023 compared to 3.51% as of June 30, 2022.

Cash and invested assets were $175,407,000 as of June 30, 2023 compared to $193,784,000 as of June 30, 2022. The $18,377,000 decrease in cash and invested assets was primarily attributable to increased disbursements of losses in connection with higher severity and inflation’s impact on losses along with catastrophe losses incurred in 2023 and prior periods. An increase in unrealized losses on our investment portfolio also contributed to the reduction.

Net Gains (Losses) on Investments

Net gains on investments were $197,000 in Three Months 2023 compared to net (losses) of $(4,517,000) in Three Months 2022. Unrealized gains on our equity securities and other investments in Three Months 2023 were $207,000, compared to net unrealized (losses) of $(4,229,000) in Three Months 2022. Realized (losses) on sales of investments were $(10,000) in Three Months 2023 compared to realized (losses) of $289,000 in Three Months 2022.

Other Income

            Other income was $151,000 in Three Months 2023 compared to $245,000 in Three Months 2022, a decrease of $94,000, or 38.4%.

Net Loss and LAE

Net loss and LAE was $19,581,000 for Three Months 2023 compared to $18,656,000 for Three Months 2022. The net loss ratio was 66.4% in Three Months 2023 compared to 66.9% in Three Months 2022, a decrease of 0.5 percentage point.

            The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

For Three Months 2023, the loss ratio was slightly lower than Three Months 2022. While the underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) was improved for Three Months 2023 compared to Three Months 2022, the catastrophe loss had a bigger impact for Three Months 2023.

There were three wind events classified as catastrophe for Three Months 2023. The total net catastrophe losses for the calendar quarter were $1,383,000, which contributed 4.7 points to the loss ratio. This compares to a 0.4-point impact from catastrophe events for Three Months 2022.

The underlying loss ratio was 61.7% for Three Months 2023, a decrease of 3.8 points from the 65.5% underlying loss ratio recorded for Three Months 2022. The underlying loss experience for Three Months 2023 was improved due to lower frequency which is believed to be the result of the Company’s new product rollout as well as the Company’s active efforts to manage less profitable segments. Such improvement in loss experience was offset by an elevated number of large losses, similar to what was observed in the first three months of 2023.

Prior year development was stable for Three Months 2023. There was an overall favorable development of $16,000, which had marginal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,471,000 in Three Months 2023 or 16.6% of direct earned premiums. Commission expense was $8,481,000 in Three Months 2022 or 18.0% of direct earned premiums. The decrease of $10,000 was primarily due to a reduction of commission rates on our legacy policies in accordance with Kingstone 3.0 as well as the lower commission rate paid on Select products as compared to legacy products, but offset by an increase in direct earned premiums of $3,899,000 to $50,892,000.

Other Underwriting Expenses

Other underwriting expenses were $6,684,000, or 13.1% of direct earned premiums, in Three Months 2023 compared to $6,625,000, or 14.1% of direct earned premiums, in Three Months 2022. The increase of $59,000, or 0.9%, was primarily due to increases in expenses related to our growth in direct earned premiums and salaries, partially offset by decreases in professional fees, credit card fees and policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,942,000 in Three Months 2023 compared to $2,518,000 in Three Months 2022. The increase of $424,000, or 16.8%, compared unfavorably to the 4.3% decrease in direct written premiums. In the periods following Three Months 2022, we continued to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies.

Our net underwriting expense ratio in Three Months 2023 was 32.5% compared to 36.4% in Three Months 2022. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	June 30,		Percentage
	2023	2022	Point Change
Other underwriting expenses
Employment costs	10.0%	9.0%	1.0
Underwriting fees (inspections/surveys)	1.6	1.7	(0.1)
IT expenses	3.0	4.2	(1.2)
Professional fees	0.8	1.3	(0.5)
Other expenses	7.3	7.6	(0.3)
Total other underwriting expenses	22.7	23.8	(1.1)

Commission expense	28.7	30.4	(1.7)

Ceding commission revenue
Provisional	(17.9)	(16.8)	(1.1)
Contingent	(0.4)	(0.1)	(0.3)
Total ceding commission revenue	(18.3)	(16.9)	(1.4)

Other income	(0.5)	(0.9)	0.4

Net underwriting expense ratio	32.5%	36.4%	(3.9)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $763,000 for Three Months 2023 compared to $666,000 for Three Months 2022. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended
	June 30,
($ in thousands)	2023	2022	Change	Percent

Other operating expenses
Employement costs	$105	$(101)	$206	na%
Bonuses	-	-	-	na
Equity compensation	212	486	(274)	(56.4)
Professional	139	97	42	43.3
Directors fees	69	82	(13)	(15.9)
Insurance	48	37	11	29.7
Other expenses	190	65	125	192.3
Total other operating expenses	$763	$666	$97	14.6%

(Components may not sum to totals due to rounding)

The increase in Three Months 2023 of $97,000, or 14.6%, as compared to Three Months 2022 was primarily due to an increase in employment costs attributable to the hiring of our new Chief Financial Officer in January 2023 and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio. The increase was partially offset by a decrease in equity compensation.

Depreciation and Amortization

Depreciation and amortization was $779,000 in Three Months 2023 compared to $877,000 in Three Months 2022. The decrease of $98,000, or 11.2%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.

Interest Expense

Interest expense in Three Months 2023 was $1,006,000 compared to $457,000 in Three Months 2022, an increase of $549,000 or 120.1%. In Three Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred increased interest expense in connection with the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022 equipment financing. In Three Months 2022, we incurred interest expense in connection with the 2017 Notes, our $30.0 million issuance of long-term debt in December 2017, which provided for interest at the rate of 5.5% per annum.

Income Tax Benefit

Income tax benefit in Three Months 2023 was $41,000, which resulted in an effective tax benefit rate of 7.3%. Income tax benefit in Three Months 2022 was $1,403,000, which resulted in an effective tax rate of 20.7%. Loss before taxes was $563,000 in Three Months 2023 compared to $6,782,000 in Three Months 2022. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2023 compared to Three Months 2022.

Net Loss

Net loss was $522,000 in Three Months 2023 compared to $5,380,000 in Three Months 2022. The decrease in net loss of $4,858,000 was due to the circumstances described above.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Gross premiums written:
Personal lines	$44,011,176	$46,792,267	$88,182,114	$86,955,416
Livery physical damage	3,609,832	2,953,588	7,015,500	5,726,868
Other(1)	25,936	32,608	46,776	80,076
Total gross premiums written	$47,646,944	$49,778,463	$95,244,390	$92,762,360

Net premiums written:
Personal lines	$24,954,271	$27,048,585	$45,505,958	$49,159,250
Livery physical damage	3,609,832	2,953,588	7,015,500	5,726,868
Other(1)	18,625	23,607	30,017	57,850
Total net premiums written	$28,582,728	$30,025,780	$52,551,475	$54,943,968

Net premiums earned:
Personal lines	$26,075,876	$25,178,854	$51,094,961	$49,339,070
Livery physical damage	3,409,779	2,687,273	6,621,613	5,161,838
Other(1)	22,541	35,941	46,575	74,540
Total net premiums earned	$29,508,196	$27,902,068	$57,763,149	$54,575,448

Net loss and loss adjustment expenses(3):
Personal lines	$17,925,971	$16,540,604	$40,495,580	$37,576,758
Livery physical damage	894,026	1,180,223	2,279,167	2,010,792
Other(1)	36	(967)	151,643	(24,367)
Unallocated loss adjustment expenses	828,963	980,984	1,720,053	1,950,377
Total without commercial lines	19,648,996	18,700,844	44,646,443	41,513,560
Commercial lines (in run-off effective July 2019)(2)	(68,294)	(44,803)	(26,331)	83,679
Total net loss and loss adjustment expenses	$19,580,702	$18,656,041	$44,620,112	$41,597,239

Net loss ratio(3):
Personal lines	68.7%	65.7%	79.3%	76.2%
Livery physical damage	26.2%	43.9%	34.4%	39.0%
Other(1)	0.2%	-2.7%	325.6%	-32.7%
Total without commercial lines	66.6%	67.0%	77.3%	76.1%
Commercial lines (in run-off effective July 2019)(2)	na	na	na	na
Total	66.4%	66.9%	77.2%	76.2%

62

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and six months ended June 30, 2023 and 2022.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Net premiums earned	$29,508,196	$27,902,068	$57,763,149	$54,575,448
Ceding commission revenue	5,412,210	4,715,587	10,857,617	9,396,983
Net investment income	1,451,356	634,325	2,992,848	1,993,425
Net gains (losses) on investments	146,377	(4,379,853)	1,330,625	(8,731,597)
Other income	149,245	242,620	308,071	471,127
Total revenues	36,667,384	29,114,747	73,252,310	57,705,386

Expenses
Loss and loss adjustment expenses	19,580,702	18,656,041	44,620,112	41,597,239
Commission expense	8,471,182	8,481,031	17,010,944	16,832,117
Other underwriting expenses	6,683,638	6,624,997	13,555,257	13,440,946
Depreciation and amortization	778,502	867,186	1,586,632	1,627,201
Interest expense	110,554	-	225,026	-
Total expenses	35,624,578	34,629,255	76,997,971	73,497,503

Income (loss) from operations	1,042,806	(5,514,508)	(3,745,661)	(15,792,117)
Income tax expense (benefit)	277,231	(1,170,035)	(660,992)	(3,357,294)
Net income (loss)	$765,575	$(4,344,473)	$(3,084,669)	$(12,434,823)

Key Measures:
Net loss ratio	66.4%	66.9%	77.2%	76.2%
Net underwriting expense ratio	32.5%	36.4%	33.6%	37.4%
Net combined ratio	98.9%	103.3%	110.8%	113.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$15,154,820	$15,106,028	$30,566,201	$30,273,063
Less: Ceding commission revenue	(5,412,210)	(4,715,587)	(10,857,617)	(9,396,983)
Less: Other income	(149,245)	(242,620)	(308,071)	(471,127)
Net underwriting expenses	$9,593,365	$10,147,821	$19,400,513	$20,404,953

Net premiums earned	$29,508,196	$27,902,068	$57,763,149	$54,575,448

Net Underwriting Expense Ratio	32.5%	36.4%	33.6%	37.4%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Six months ended June 30, 2023
Written premiums	$95,244,390	$-	$(42,692,915)	$52,551,475
Change in unearned premiums	5,577,883	-	(366,209)	5,211,674
Earned premiums	$100,822,273	$-	$(43,059,124)	$57,763,149

Loss and loss adjustment expenses excluding
the effect of catastrophes	$60,255,984	$-	$(20,761,334)	$39,494,650
Catastrophe loss	7,874,884	-	(2,749,422)	5,125,462
Loss and loss adjustment expenses	$68,130,868	$-	$(23,510,756)	$44,620,112

Loss ratio excluding the effect of catastrophes	59.8%	0.0%	48.2%	68.4%
Catastrophe loss	7.8%	0.0%	6.4%	8.9%
Loss ratio	67.6%	0.0%	54.6%	77.2%

Six months ended June 30, 2022
Written premiums	$92,762,360	$-	$(37,818,392)	$54,943,968
Change in unearned premiums	(393,353)	-	24,833	(368,520)
Earned premiums	$92,369,007	$-	$(37,793,559)	$54,575,448

Loss and loss adjustment expenses excluding
the effect of catastrophes	$52,832,153	$-	$(14,366,628)	$38,465,525
Catastrophe loss	7,032,470	-	(3,900,756)	3,131,714
Loss and loss adjustment expenses	$59,864,623	$-	$(18,267,384)	$41,597,239

Loss ratio excluding the effect of catastrophes	57.2%	0.0%	38.0%	70.5%
Catastrophe loss	7.6%	0.0%	10.3%	5.7%
Loss ratio	64.8%	0.0%	48.3%	76.2%

Three months ended June 30, 2023
Written premiums	$47,646,944	$-	$(19,064,216)	$28,582,728
Change in unearned premiums	3,244,999	-	(2,319,531)	925,468
Earned premiums	$50,891,943	$-	$(21,383,747)	$29,508,196

Loss and loss adjustment expenses excluding
the effect of catastrophes	$28,345,979	$-	$(10,147,791)	$18,198,188
Catastrophe loss	2,489,053	-	(1,106,539)	1,382,514
Loss and loss adjustment expenses	$30,835,032	$-	$(11,254,330)	$19,580,702

Loss ratio excluding the effect of catastrophes	55.7%	0.0%	47.5%	61.7%
Catastrophe loss	4.9%	0.0%	5.2%	4.7%
Loss ratio	60.6%	0.0%	52.6%	66.4%

Three months ended June 30, 2022
Written premiums	$49,778,463	$-	$(19,752,683)	$30,025,780
Change in unearned premiums	(2,786,080)	-	662,368	(2,123,712)
Earned premiums	$46,992,383	$-	$(19,090,315)	$27,902,068

Loss and loss adjustment expenses excluding
the effect of catastrophes	$26,323,489	$-	$(7,779,738)	$18,543,751
Catastrophe loss	195,070	-	(82,780)	112,290
Loss and loss adjustment expenses	$26,518,559	$-	$(7,862,518)	$18,656,041

Loss ratio excluding the effect of catastrophes	56.0%	0.0%	40.8%	66.5%
Catastrophe loss	0.4%	0.0%	0.4%	0.4%
Loss ratio	56.4%	0.0%	41.2%	66.9%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net premiums earned	$29,508,196	$27,902,068	$57,763,149	$54,575,448
Ceding commission revenue	5,412,210	4,715,587	10,857,617	9,396,983
Other income	149,245	242,620	308,071	471,127

Loss and loss adjustment expenses (1)	19,580,702	18,656,041	44,620,112	41,597,239

Acquisition costs and other underwriting expenses:
Commission expense	8,471,182	8,481,031	17,010,944	16,832,117
Other underwriting expenses	6,683,638	6,624,997	13,555,257	13,440,946
Total acquisition costs and other
underwriting expenses	15,154,820	15,106,028	30,566,201	30,273,063

Underwriting gain (loss)	$334,129	$(901,794)	$(6,257,476)	$(7,426,744)

Key Measures:
Net loss ratio excluding the effect of catastrophes	61.7%	66.5%	68.4%	70.5%
Effect of catastrophe loss on net loss ratio (1)	4.7%	0.4%	8.9%	5.7%
Net loss ratio	66.4%	66.9%	77.2%	76.2%

Net underwriting expense ratio excluding the effect of catastrophes	32.5%	36.4%	33.6%	37.4%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	32.5%	36.4%	33.6%	37.4%

Net combined ratio excluding the effect of catastrophes	94.2%	102.9%	102.0%	107.9%
Effect of catastrophe loss on net combined ratio (1)	4.7%	0.4%	8.9%	5.7%
Net combined ratio	98.9%	103.2%	110.8%	113.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$15,154,820	$15,106,028	$30,566,201	$30,273,063
Less: Ceding commission revenue	(5,412,210)	(4,715,587)	(10,857,617)	(9,396,983)
Less: Other income	(149,245)	(242,620)	(308,071)	(471,127)
	$9,593,365	$10,147,821	$19,400,513	$20,404,953

Net earned premium	$29,508,196	$27,902,068	$57,763,149	$54,575,448

Net Underwriting Expense Ratio	32.5%	36.4%	33.6%	37.4%

(1)

For the three months ended June 30, 2023 and 2022, includes the sum of net catastrophe losses and loss adjustment expenses of $1,382,514 and $112,290, respectively. For the six months ended June 30, 2023 and 2022, includes the sum of net catastrophe losses and loss adjustment expenses of $5,125,462 and $3,131,714, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$8,192,900	$67	$(59,420)	$-	$8,133,547	5.9%

Political subdivisions of States, Territories and Possessions	17,089,668	-	(2,652)	(3,489,849)	13,597,167	9.9%

Corporate and other bonds Industrial and miscellaneous	79,190,654	-	(270,230)	(7,511,387)	71,409,037	51.8%

Residential mortgage and other asset backed securities (2)	52,237,241	72,673	(1,621)	(7,592,927)	44,715,366	32.4%
Total fixed-maturity securities	$156,710,463	$72,740	$(333,923)	$(18,594,163)	$137,855,117	100.0%

	December 31, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	15.4%

Political subdivisions of States, Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	8.5%

Corporate and other bonds Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	46.6%

Residential mortgage and other asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	29.5%
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	100.0%

(1) In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of June 30, 2023 and December 31, 2022, the amount of required collateral was approximately $7,986,000 and $8,691,000, respectively. As of June 30, 2023 and December 31, 2022, the estimated fair value of the eligible collateral was approximately $8,134,000 and $8,691,000, respectively.

(2) KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2023 and December 31, 2022, the estimated fair value of the eligible investments was approximately $11,799,000 and $12,228,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2023 and December 31, 2022 there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Gross	Gross	Estimated	% of Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,122,556)	$10,461,386	72.6%
Common stocks and exchange traded funds	4,402,841	268,887	(722,632)	3,949,096	27.4%
Total	$17,986,783	$268,887	$(3,845,188)	$14,410,482	100.0%

	December 31, 2022
		Gross	Gross	Estimated	% of Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629	72.2%
Common stocks and exchange traded funds	4,502,758	158,635	(821,632)	3,839,761	27.8%
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of June 30, 2023 and December 31, 2022:

	June 30, 2023			December 31, 2022
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,562,500	$3,549,540	$1,987,040	$784,612	$2,771,652

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,708	$27,347	$(36,008)	$-	$1,220,047	19.5%

Political subdivisions of States,
Territories and Possessions	498,902	-	(142)	-	498,760	8.0%

Exchange traded debt	304,111	-	(62,411)	-	241,700	3.9%

Corporate and other bonds
Industrial and miscellaneous	5,273,310	-	(4,554)	(963,148)	4,305,608	68.6%

Total	$7,305,031	$27,347	$(103,115)	$(963,148)	$6,266,115	100.0%

	December 31, 2022
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	18.5%

Political subdivisions of States,
Territories and Possessions	498,638	2,092	-	-	500,730	7.6%

Exchange traded debt	304,111	-	(29,111)	-	275,000	4.2%

Corporate and other bonds
Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	69.7%

Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2023 and December 31, 2022 is shown below:

	June 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$249,927	$249,473	$708,535	$743,575
One to five years	1,120,894	1,084,744	1,120,507	1,088,522
Five to ten years	1,408,731	1,210,185	1,402,704	1,200,720
More than 10 years	4,525,479	3,721,713	4,534,394	3,567,571
Total	$7,305,031	$6,266,115	$7,766,140	$6,600,388

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2023 and December 31, 2022 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	June 30, 2023		December 31, 2022
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$8,133,548	5.9%	$23,869,096	15.4%

Corporate and municipal bonds
AAA	1,877,254	1.4%	1,824,478	1.2%
AA	10,066,478	7.3%	9,785,908	6.3%
A	32,050,700	23.4%	31,099,075	20.2%
BBB+	18,070,287	13.1%	16,682,159	10.8%
BBB	21,283,056	15.4%	19,664,051	12.7%
BBB-	-	0.0%	4,516,713	2.9%
Total corporate and municipal bonds	83,347,775	60.6%	83,572,384	54.1%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	16,186,523	11.7%	16,497,621	10.7%
AA	22,491,096	16.3%	23,062,233	14.9%
A	6,808,837	4.9%	6,722,902	4.3%
BBB+	16,457	0.0%	-	0.0%
BBB	-	0.0%	20,067	0.0%
CCC	435,351	0.3%	457,683	0.3%
CC	95,270	0.1%	99,600	0.1%
D	-	0.0%	40,474	0.0%
Non rated	340,260	0.2%	373,103	0.2%
Total residential mortgage backed, asset backed, and other collateralized obligations	46,373,794	33.5%	47,273,683	30.5%

Total	$137,855,117	100.0%	$154,715,163	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2023 and December 31, 2022:

Category	June 30, 2023	December 31, 2022

U.S. Treasury securities and obligations of U.S. government corporations and agencies	4.51%	2.58%

Political subdivisions of States, Territories and Possessions	3.46%	3.58%

Corporate and other bonds Industrial and miscellaneous	3.65%	3.68%

Residential mortgage backed securities	2.86%	2.70%

Total	3.44%	3.20%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Weighted average effective maturity	8.9	5.8

Weighted average final maturity	13.3	13.5

Effective duration	4.6	4.5

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2023 and December 31, 2022, 62% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,927,580	$(59,420)	1	$-	-	-	$5,927,580	$(59,420)

Political subdivisions of States, Territories and Possessions	148,703	(2,652)	1	13,448,464	(3,489,849)	13	13,597,167	(3,492,501)

Corporate and other bonds industrial and miscellaneous	6,860,908	(270,230)	12	64,548,129	(7,511,387)	77	71,409,037	(7,781,617)

Residential mortgage and other asset backed securities	101,701	(1,621)	4	41,865,274	(7,592,927)	38	41,966,975	(7,594,548)

Total fixed-maturity securities	$13,038,892	$(333,923)	18	$119,861,867	$(18,594,163)	128	$132,900,759	$(18,928,086)

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,918,196	$(6,928)	3	$-	-	-	$18,918,196	$(6,928)

Political subdivisions of States, Territories and Possessions	7,970,633	(2,195,273)	9	5,170,753	(1,771,494)	5	13,141,386	(3,966,767)

Corporate and other bonds industrial and miscellaneous	56,910,104	(5,796,994)	75	15,172,381	(2,458,985)	15	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities	10,145,880	(882,664)	22	34,753,178	(7,150,803)	26	44,899,058	(8,033,467)

Total fixed-maturity securities	$93,944,813	$(8,881,859)	109	$55,096,312	$(11,381,282)	46	$149,041,125	$(20,263,141)

There were 146 securities at June 30, 2023 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 155 securities at December 31, 2022 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary source of cash flow for our holding company are dividends received from KICO, which are subject to statutory restrictions. For the six months ended June 30, 2023, KICO paid a dividend of $1,250,000 to us. As of June 30, 2023, KICO had a negative unassigned surplus and currently will not be able to pay any distributions to us without prior regulatory approval.

KICO is a member of the Federal Home Loan Bank of New York (“FHLBNY”), which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is March 31, 2023, and are due and payable within 90 days of borrowing. The maximum allowable advance as of June 30, 2023, based on the net admitted assets as of March 31, 2023, was approximately $13,268,000. Available collateral as of June 30, 2023 was approximately $11,799,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the six months ended June 30, 2023.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months ended June 30,	2023	2022

Cash flows (used in) provided by:
Operating activities	$(17,009,995)	$(13,716,630)
Investing activities	17,890,127	3,857,225
Financing activities	(551,936)	(1,231,065)
Net increase (decrease) in cash and cash equivalents	328,196	(11,090,470)
Cash and cash equivalents, beginning of period	11,958,228	24,290,598
Cash and cash equivalents, end of period	$12,286,424	$13,200,128

Net cash used in operating activities was $17,010,000 in Six Months 2023 as compared to $13,717,000 used in operating activities in Six Months 2022. The $3,293,000 increase in cash flows used in operating activities in Six Months 2023 as compared to Six Months 2022 was primarily the result of an increase in cash arising from net fluctuations in operating assets and liabilities, partially offset by net income (adjusted for non-cash items) of $412,000. The increase in cash used in operating activities is also partially offset by the payment of $13,245,000 to reinsurers in Six Months 2022 pursuant to the inception of our quota share reinsurance treaty, effective December 31, 2021. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash provided by investing activities was $17,890,000 in Six Months 2023 compared to $3,857,000 provided by investing activities in Six Months 2022 resulting in a $14,033,000 increase in net cash provided by investing activities. In Six Months 2023, we had net cash provided by our investment portfolio of $18,789,000, compared to $6,398,000 used in Six Months 2022. In addition, we decreased our acquisition of fixed assets by $1,642,000 in Six Months 2023 compared to Six Months 2022.

Net cash used in financing activities was $552,000 in Six Months 2023 compared to $1,231,000 used in Six Months 2022. The $679,000 decrease in net cash used in financing activities was attributable to no dividends being paid to shareholders in Six Months 2023 compared to $851,000 being paid in Six Months 2022 and a $378,000 decrease in withholding taxes paid on the vesting of restricted stock awards. The decreases in cash used in financing activities were partially offset by $536,000 of principal payments on the equipment financing in connection with KICO’s sale-leaseback transaction.

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

We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2023. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the Underlying XOL Treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		2023/2024 Treaty		2021/2023 Treaty
	January 2,	July 1,	January 1,	July 1,	December 31,
	2024	2023	2023	2022	2021
	to	to	to	to	to
	June 30,	January 1,	June 30,	January 1,	June 30,
Line of Business	2024	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability Quota share treaty:
Percent ceded (7)	(6)	30%	30%	30%	30%

Risk retained on initial $1,000,000 of losses (5) (6) (7)	$1,000,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	(6)	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(6)	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (5) (6)	$8,000,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage per occurrence (5) (6)	$7,000,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence subject to reinsurance coverage	$8,000,000	$8,000,000	$8,000,000	$9,000,000	$9,000,000
Expiration date (6)	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe occurrence (6) (7) (8)	$10,000,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage in excess of quota share coverage (2) (6)	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium protection (3) (4)	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2024.

(2)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(3)	For the period December 31, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(4)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000

75

(5)

For the period January 1, 2022 through January 1, 2024, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2022/2023 Treaty. Excludes losses from named storms.

(6)

Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance will expire on January 1, 2024; reinsurance coverage in effect from January 2, 2024 through June 30, 2024 is only for excess of loss and catastrophe reinsurance treaties.

(7)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event.

(8)	Plus losses in excess of catastrophe coverage

	Treaty Year
Line of Business	July 1, 2022 to June 30, 2023	July 1, 2021 to June 30, 2022

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2023	June 30, 2022

Commercial Lines (1)

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Six Months 2023 included continuing economic inflation, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads previously reduced the value of our fixed income securities, saw a reversal which had previously lowered our stockholders’ equity materially in prior quarters. For Six Months 2023, the continuing economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.

Off-Balance Sheet Arrangements

            We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Outlook

            Our net premiums earned may be impacted by a number of factors.  Net premiums earned are a function of net written premium volume.  Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. Net written premiums from both renewal and new business are impacted by competitive market conditions as well as general economic conditions.  We have made underwriting changes to emphasize profitability over growth and have culled out the type of risks that do not generate an acceptable level of return.  This action has led, and may continue to lead, to a slowdown in premium growth, particularly in new business.

Item  3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2022 Annual Report filed with the SEC, and Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

 (a) None.

 (b) Not applicable.

 (c) None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 15, 2014).

3(b)	By-laws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 9, 2009).

10 (a)	Amendment No. 1, dated as of August 9, 2023, to the Third Amended and Restated Employment Agreement between the Company and Barry B. Goldstein.

10 (b)	Amendment No. 2, dated as of August 9, 2023, to the Third Amended and Restated Employment Agreement between Kingstone Insurance Company and Barry B. Goldstein.

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32+	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

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

KINGSTONE COMPANIES, INC.

Dated: August 14, 2023	By:	/s/ Barry B. Goldstein
Barry B. Goldstein Chief Executive Officer

Dated: August 14, 2023	By:	/s/ Jennifer Gravelle
Jennifer Gravelle Chief Financial Officer

