Form 10-Q
period 2023-09-30
KINGSTONE COMPANIES, INC.
filed 2023-11-20
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. :

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

As of November 20, 2023, there were 10,759,330 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2023 (Unaudited) and 2022 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2023 (Unaudited) and 2022 (Unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and 2022 (Unaudited)	8-9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	78
Item 4 —	Controls and Procedures	78

PART II — OTHER INFORMATION		79
Item 1 —	Legal Proceedings	79
Item 1A —	Risk Factors	79
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	79
Item 3 —	Defaults Upon Senior Securities	79
Item 4 —	Mine Safety Disclosures	79
Item 5 —	Other Information	79
Item 6 —	Exhibits	80
Signatures		81

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,699,498 at September 30, 2023 and $6,600,388 at December 31, 2022)	$7,053,825	$7,766,140
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $154,459,849 at September 30, 2023 and $174,918,427 at December 31, 2022)	132,786,899	154,715,163
Equity securities, at fair value (cost of $17,986,783 at September 30, 2023 and $18,086,700 at December 31, 2022)	13,907,651	13,834,390
Other investments	3,213,318	2,771,652
Total investments	156,961,693	179,087,345
Cash and cash equivalents	15,132,969	11,958,228
Premiums receivable, net	13,326,369	13,880,504
Reinsurance receivables, net	84,257,926	66,465,061
Deferred policy acquisition costs	20,532,322	23,819,453
Intangible assets	500,000	500,000
Property and equipment, net	9,594,500	10,541,935
Deferred income taxes, net	12,789,160	10,331,158
Other assets	3,893,322	3,748,847
Total assets	$316,988,261	$320,332,531

Liabilities
Loss and loss adjustment expense reserves	$121,674,947	$118,339,513
Unearned premiums	103,161,550	107,492,777
Advance premiums	6,288,223	2,839,028
Reinsurance balances payable	20,263,484	13,061,966
Deferred ceding commission revenue	9,393,051	10,619,569
Accounts payable, accrued expenses and other liabilities	4,453,452	6,651,723
Debt, net	25,224,693	25,158,523
Total liabilities	290,459,400	284,163,099

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $.01 par value; authorized 2,500,000 shares	-	-
Common stock, $.01 par value; authorized 20,000,000 shares; issued 12,227,562 shares at September 30, 2023 and 12,171,512 shares at December 31, 2022; outstanding 10,756,156 shares at September 30, 2023 and 10,700,106 shares at December 31, 2022	122,275	121,715
Capital in excess of par	75,153,808	74,519,590
Accumulated other comprehensive loss	(17,119,479)	(15,958,428)
Accumulated deficit	(26,060,262)	(16,945,964)
	32,096,342	41,736,913
Treasury stock, at cost, 1,471,406 shares at September 30, 2023 and December 31, 2022	(5,567,481)	(5,567,481)
Total stockholders' equity	26,528,861	36,169,432

Total liabilities and stockholders' equity	$316,988,261	$320,332,531

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Net premiums earned	$27,938,318	$29,360,976	$85,701,467	$83,936,424
Ceding commission revenue	5,536,327	4,886,094	16,393,944	14,283,077
Net investment income	1,444,360	1,418,521	4,437,208	3,411,946
Net (losses) gains on investments	(824,370)	(397,658)	597,643	(9,313,436)
Other income	142,036	269,702	454,160	750,169
Total revenues	34,236,671	35,537,635	107,584,422	93,068,180

Expenses
Loss and loss adjustment expenses	21,932,453	22,027,516	66,552,565	63,624,755
Commission expense	8,210,430	8,702,190	25,221,374	25,534,307
Other underwriting expenses	6,318,625	7,276,101	19,873,882	20,717,047
Other operating expenses	441,963	809,597	1,868,011	2,357,367
Depreciation and amortization	741,059	824,975	2,327,691	2,472,348
Interest expense	988,699	456,545	3,004,564	1,369,635
Total expenses	38,633,229	40,096,924	118,848,087	116,075,459

Loss from operations before taxes	(4,396,558)	(4,559,289)	(11,263,665)	(23,007,279)
Income tax benefit	(858,987)	(561,668)	(2,149,367)	(4,432,507)
Net loss	(3,537,571)	(3,997,621)	(9,114,298)	(18,574,772)

Other comprehensive loss, net of tax
Gross change in unrealized losses on available-for-sale-securities	(2,821,785)	(5,047,679)	(1,486,887)	(22,556,319)

Reclassification adjustment for losses included in net loss	4,181	4,247	17,201	55,927
Net change in unrealized losses, on available-for-sale-securities	(2,817,604)	(5,043,432)	(1,469,686)	(22,500,392)
Income tax benefit related to items of other comprehensive loss	591,697	1,059,120	308,635	4,725,083
Other comprehensive loss, net of tax	(2,225,907)	(3,984,312)	(1,161,051)	(17,775,309)

Comprehensive loss	$(5,763,478)	$(7,981,933)	$(10,275,349)	$(36,350,081)

Loss per common share:
Basic	$(0.33)	$(0.38)	$(0.85)	$(1.75)
Diluted	$(0.33)	$(0.38)	$(0.85)	$(1.75)

Weighted average common shares outstanding
Basic	10,756,156	10,645,675	10,754,709	10,640,290
Diluted	10,756,156	10,645,675	10,754,709	10,640,290

Dividends declared and paid per common share	$-	$0.04	$-	$0.12

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2023 and 2022

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, July 1, 2022	-	$-	12,117,081	$121,171	$73,102,513	$(11,994,258)	$(8,572,521)	1,471,406	$(5,567,481)	$47,089,424
Stock-based compensation	-	-	-	-	188,422	-	-	-	-	188,422
Dividends	-	-	-	-	-	-	(425,800)	-	-	(425,800)
Net loss	-	-	-	-	-	-	(3,997,621)	-	-	(3,997,621)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(3,984,312)	-	-	-	(3,984,312)
Balance, September 30, 2022	-	$-	12,117,081	$121,171	$73,290,935	$(15,978,570)	$(12,995,942)	1,471,406	$(5,567,481)	$38,870,113

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, July 1, 2023	-	$-	12,227,562	$122,275	$74,946,685	$(14,893,572)	$(22,522,691)	1,471,406	$(5,567,481)	$32,085,216
Stock-based compensation	-	-	-	-	207,123	-	-	-	-	207,123
Net loss	-	-	-	-	-	-	(3,537,571)	-	-	(3,537,571)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(2,225,907)	-	-	-	(2,225,907)
Balance, September 30, 2023	-	$-	12,227,562	$122,275	$75,153,808	$(17,119,479)	$(26,060,262)	1,471,406	$(5,567,481)	$26,528,861

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2023 and 2022

						Accumulated	Retained
					Capital	Other	Earnings
	Preferred Stock		Common Stock		in Excess	Comprehensive	(Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	Deficit)	Shares	Amount	Total
Balance, January 1, 2022	-	$-	11,955,660	$119,557	$72,467,483	$1,796,739	$6,855,896	1,471,406	$(5,567,481)	$75,672,194
Stock-based compensation	-	-	-	-	1,204,865	-	-	-	-	1,204,865
Vesting of restricted stock awards	-	-	234,219	2,342	(2,342)	-	-	-	-	-

Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(72,798)	(728)	(379,071)	-	-	-	-	(379,799)
Dividends	-	-	-	-	-	-	(1,277,066)	-	-	(1,277,066)
Net loss	-	-	-	-	-	-	(18,574,772)	-	-	(18,574,772)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(17,775,309)	-	-	-	(17,775,309)
Balance, September 30, 2022	-	$-	12,117,081	$121,171	$73,290,935	$(15,978,570)	$(12,995,942)	1,471,406	$(5,567,481)	$38,870,113

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, January 1, 2023	-	$-	12,171,512	$121,715	$74,519,590	$(15,958,428)	$(16,945,964)	1,471,406	$(5,567,481)	$36,169,432
Stock-based compensation	-	-	-	-	636,178	-	-	-	-	636,178
Vesting of restricted stock awards	-	-	56,977	569	(569)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(927)	(9)	(1,391)	-	-	-	-	(1,400)
Net loss	-	-	-	-	-	-	(9,114,298)	-	-	(9,114,298)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(1,161,051)	-	-	-	(1,161,051)
Balance, September 30, 2023	-	$-	12,227,562	$122,275	$75,153,808	$(17,119,479)	$(26,060,262)	1,471,406	$(5,567,481)	$26,528,861

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months ended September 30,	2023	2022

Cash flows from operating activities:
Net loss	$(9,114,298)	$(18,574,772)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Net losses (gains) on investments	17,201	(599,773)
Net unrealized (gains) losses on equity investments	(173,178)	7,549,640
Net unrealized (gains) losses on other investments	(441,666)	2,363,568
Depreciation and amortization	2,327,691	2,472,348
Bad debt expense	59,099	43,365
Amortization of bond premium, net	118,280	922,257
Amortization of discount and issuance costs on debt	890,758	132,135
Stock-based compensation	636,178	1,204,865
Deferred income tax benefit	(2,149,367)	(3,939,612)
Decrease (increase) in operating assets:
Premiums receivable, net	495,036	(616,493)
Reinsurance receivables, net	(17,792,865)	(19,073,499)
Deferred policy acquisition costs	3,287,131	(966,697)
Other assets	(144,475)	95,613
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	3,335,434	11,980,153
Unearned premiums	(4,331,227)	6,029,773
Advance premiums	3,449,195	3,933,809
Reinsurance balances payable	7,201,518	(1,486,321)
Deferred ceding commission revenue	(1,226,518)	571,862
Accounts payable, accrued expenses and other liabilities	(2,198,271)	36,341
Net cash flows used in operating activities	(15,754,344)	(7,921,438)

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	-	(498,711)
Purchase - fixed-maturity securities available-for-sale	(13,167,937)	(24,874,443)
Purchase - equity securities	-	(637,897)
Redemption - fixed-maturity securities held-to-maturity	750,000	1,000,000
Sale and maturity - fixed-maturity securities available-for-sale	33,453,349	14,213,435
Sale - equity securities	99,917	11,962,513
Redemption - other investments	-	2,576,272
Acquisition of property and equipment	(1,380,256)	(3,342,258)
Net cash flows provided by investing activities	19,755,073	398,911

Cash flows from financing activities:
Principal payments on equipment financing	(810,289)	-
Issue costs on 2022 Notes	(14,299)	-
Withholding taxes paid on vested retricted stock awards	(1,400)	(379,799)
Dividends paid	-	(1,277,066)
Net cash flows used in financing activities	(825,988)	(1,656,865)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
Nine Months ended September 30,	2023	2022

Increase (decrease) in cash and cash equivalents	$3,174,741	$(9,179,392)
Cash and cash equivalents, beginning of period	11,958,228	24,290,598
Cash and cash equivalents, end of period	$15,132,969	$15,111,206

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,628,357	$825,000

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive loss, net of tax	$(1,161,051)	$(17,775,309)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively through retail and wholesale agents and brokers. KICO is a licensed insurance company in the States of New York, New Jersey, Rhode Island, Massachusetts, Pennsylvania, Connecticut, Maine and New Hampshire. KICO is actively writing its property and casualty insurance products in New York. For the three months ended September 30, 2023 and 2022, 88.5% and 80.5%, respectively, of KICO’s direct written premiums came from the New York policies. For the nine months ended September 30, 2023 and 2022, 88.1% and 80.3%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2023 may not be indicative of the results that may be expected for the year ending December 31, 2023.

Components of ceded premiums within prior year net earned premiums in Note 6 were reclassified to conform with an elected change in the current year presentation by recording ceded written premiums for the 12 months of the contract term at inception, rather than monthly over the contract term, providing a full disclosure of the premium ceded. The reclassification had no effect on the Company’s previously reported financial condition, results of operations or cash flows.

Note 2 – Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, which include the reserves for losses and loss adjustment expenses “(LAE)”, which are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with receivables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an ongoing basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates used in preparing the condensed consolidated financial statements.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$8,224,680	$-	$(56,835)	$-	$8,167,845	$(56,835)

Political subdivisions of States,
Territories and Possessions	16,615,369	-	-	(4,201,015)	12,414,354	(4,201,015)

Corporate and other bonds
Industrial and miscellaneous	78,116,754	-	-	(8,651,516)	69,465,238	(8,651,516)

Residential mortgage and other asset backed securities (2)	51,503,046	63,626	(5,987)	(8,821,223)	42,739,462	(8,763,584)
Total fixed-maturity securities	$154,459,849	$63,626	$(62,822)	$(21,673,754)	$132,786,899	$(21,672,950)

	December 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	$(5,449)

Political subdivisions of States,
Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	(3,966,767)

Corporate and other bonds
Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	(7,975,069)
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	$(20,203,264)

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of September 30, 2023 and December 31, 2022, the amount of required collateral was approximately $7,422,000 and $8,691,000, respectively. As of September 30, 2023 and December 31, 2022, the estimated fair value of the eligible collateral was approximately $8,168,000 and $8,691,000, respectively.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2023 and December 31, 2022, the estimated fair value of the eligible investments was approximately $10,911,000 and $12,228,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2023 and December 31, 2022 there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2023 and December 31, 2022 is shown below:

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$11,053,509	$10,894,062	$16,359,100	$16,307,991
One to five years	44,834,816	42,323,786	18,605,987	14,085,113
Five to ten years	30,124,267	24,401,458	54,559,158	52,230,283
More than 10 years	16,944,211	12,428,131	31,796,918	26,469,581
Residential mortgage and other asset backed securities	51,503,046	42,739,462	53,597,264	45,622,195
Total	$154,459,849	$132,786,899	$174,918,427	$154,715,163

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,384,701)	$10,199,241
Common stocks, mutual funds, and exchange traded funds	4,402,841	225,001	(919,432)	3,708,410
Total	$17,986,783	$225,001	$(4,304,133)	$13,907,651

	December 31, 2022
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629
Common stocks, mutual funds, and exchange traded funds	4,502,758	158,635	(821,632)	3,839,761
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023			December 31, 2022
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,226,278	$3,213,318	$1,987,040	$784,612	$2,771,652

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,783	$-	$(49,795)	$(31,495)	$1,147,493	$(81,290)

Political subdivisions of States, Territories and Possessions	499,036	-	(9,046)	-	489,990	(9,046)

Exchange traded debt	304,111	-	(51,611)	-	252,500	(51,611)

Corporate and other bonds
Industrial and miscellaneous	5,021,895	-	-	(1,212,380)	3,809,515	(1,212,380)
Total	$7,053,825	$-	$(110,452)	$(1,243,875)	$5,699,498	$(1,354,327)

	December 31, 2022
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	$(5,677)

Political subdivisions of States, Territories and Possessions	498,638	2,092	-	-	500,730	2,092

Exchange traded debt	304,111	-	(29,111)	-	275,000	(29,111)

Corporate and other bonds
Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	(1,133,056)
Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	$(1,165,752)

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2023 and December 31, 2022 is shown below:

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$708,535	$743,575
One to five years	1,121,091	1,069,974	1,120,507	1,088,522
Five to ten years	1,411,819	1,166,505	1,402,704	1,200,720
More than 10 years	4,520,915	3,463,019	4,534,394	3,567,571
Total	$7,053,825	$5,699,498	$7,766,140	$6,600,388

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Income:
Fixed-maturity securities	$1,245,353	$1,234,427	$3,982,573	$2,832,557
Equity securities	187,018	247,275	540,788	872,005
Cash and cash equivalents	98,763	26,630	171,015	29,796
Total	1,531,134	1,508,332	4,694,376	3,734,358
Expenses:
Investment expenses	86,774	89,811	257,168	322,412
Net investment income	$1,444,360	$1,418,521	$4,437,208	$3,411,946

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $750,000 and $1,000,000 for the nine months ended September 30, 2023 and 2022, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $33,453,349 and $14,213,435 for the nine months ended September 30, 2023 and 2022, respectively.

Proceeds from the sale of equity securities were $99,917 and $11,962,513 for the nine months ended September 30, 2023 and 2022, respectively.

The Company’s net (losses) gains on investments are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Realized (Losses) Gains

Fixed-maturity securities:
Gross realized gains	$263	$363	$1,207	$102,774
Gross realized losses	(4,444)	(4,610)	(18,408)	(158,701)
	(4,181)	(4,247)	(17,201)	(55,927)

Equity securities:
Gross realized gains	-	907,079	-	1,384,432
Gross realized losses	-	(92,159)	-	(728,732)
	-	814,920	-	655,700

Other Investments:
Gross realized gains	-	589,233	-	589,233
Gross realized losses	-	-	-	-
	-	589,233	-	589,233

Net realized (losses) gains	(4,181)	1,399,906	(17,201)	1,189,006

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	-	173,178	-
Gross losses	(483,967)	(1,132,595)	-	(7,549,640)
	(483,967)	(1,132,595)	173,178	(7,549,640)

Other Investments:
Gross gains	-	-	441,666	-
Gross losses	(336,222)	(664,969)	-	(2,952,802)
	(336,222)	(664,969)	441,666	(2,952,802)

Net unrealized (losses) gains	(820,189)	(1,797,564)	614,844	(10,502,442)

Net (losses) gains on investments	$(824,370)	$(397,658)	$597,643	$(9,313,436)

Allowance for Credit Loss

For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit loss related to available-for-sale fixed maturity securities is the difference between present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded. Changes in the allowance are presented as a component of net (losses) gains on investments on the accompanying condensed consolidated statements of operations and comprehensive loss.

At September 30, 2023 and December 31, 2022, there were 150 and 155 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the nine months ended September 30, 2023 and 2022. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2023 as follows:

	September 30, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,167,845	$(56,835)	2	$-	-	-	$8,167,845	$(56,835)

Political subdivisions of States, Territories and Possessions	-	-	-	12,414,354	(4,201,015)	13	12,414,354	(4,201,015)

Corporate and other bonds industrial and miscellaneous	-	-	-	69,465,238	(8,651,516)	88	69,465,238	(8,651,516)

Residential mortgage and other asset backed securities	204,418	(5,987)	9	38,962,381	(8,821,223)	38	39,166,799	(8,827,210)

Total fixed-maturity securities	$8,372,263	$(62,822)	11	$120,841,973	$(21,673,754)	139	$129,214,236	$(21,736,576)

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2023
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,167,845	$-	$-	$8,167,845

Political subdivisions of States, Territories and Possessions	-	12,414,354	-	12,414,354

Corporate and other bonds industrial and miscellaneous	69,465,238	-	-	69,465,238

Residential mortgage and other asset backed securities	-	42,739,462	-	42,739,462
Total fixed maturities	77,633,083	55,153,816	-	132,786,899
Equity securities	13,907,651	-	-	13,907,651
Total investments	$91,540,734	$55,153,816	$-	$146,694,550

	December 31, 2022
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$23,869,096	$-	$-	$23,869,096

Political subdivisions of States, Territories and Possessions	-	13,141,387	-	13,141,387

Corporate and other bonds industrial and miscellaneous	71,585,115	497,370	-	72,082,485

Residential mortgage and other asset backed securities	-	45,622,195	-	45,622,195
Total fixed maturities	95,454,211	59,260,952	-	154,715,163
Equity securities	13,834,390	-	-	13,834,390
Total investments	$109,288,601	$59,260,952	$-	$168,549,553

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of September 30, 2023 and December 31, 2022. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2023	December 31, 2022

Other Investments
Hedge fund	$3,213,318	$2,771,652

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

The estimated fair value and the level of the fair value hierarchy of the Company’s long-term debt as of September 30, 2023 and December 31, 2022 not measured at fair value is as follows:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$17,314,915	$-	$17,314,915

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$15,829,096	$-	$15,829,096

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$7,053,825	$5,699,498	$7,766,140	$6,600,388
Cash and cash equivalents, Level 1	$15,132,969	$15,132,969	$11,958,228	$11,958,228
Premiums receivable, net, Level 1	$13,326,369	$13,326,369	$13,880,504	$13,880,504
Reinsurance receivables, net, Level 3	$84,257,926	$84,257,926	$66,465,061	$66,465,061
Real estate, net of accumulated depreciation, Level 3	$2,015,414	$2,800,000	$2,050,644	$2,800,000
Reinsurance balances payable, Level 3	$20,263,484	$20,263,484	$13,061,966	$13,061,966

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2023
Premiums written	$147,236,636	$-	$(91,009,861)	$56,226,775
Change in unearned premiums	4,331,226	-	25,143,466	29,474,692
Premiums earned	$151,567,862	$-	$(65,866,395)	$85,701,467

Nine months ended September 30, 2022
Premiums written	$147,353,911	$-	$(81,313,211)	$66,040,700
Change in unearned premiums	(6,029,774)	-	23,925,498	17,895,724
Premiums earned	$141,324,137	$-	$(57,387,713)	$83,936,424

Three months ended September 30, 2023
Premiums written	$51,992,246	$-	$(48,316,946)	$3,675,300
Change in unearned premiums	(1,246,657)	-	25,509,675	24,263,018
Premiums earned	$50,745,589	$-	$(22,807,271)	$27,938,318

Three months ended September 30, 2022
Premiums written	$54,591,551	$-	$(43,494,819)	$11,096,732
Change in unearned premiums	(5,636,421)	-	23,900,665	18,264,244
Premiums earned	$48,955,130	$-	$(19,594,154)	$29,360,976

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2023 and December 31, 2022 was $6,288,223 and $2,839,028, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Nine months ended
	September 30,
	2023	2022

Balance at beginning of period	$118,339,513	$94,948,745
Less reinsurance recoverables	(27,659,500)	(10,637,679)
Net balance, beginning of period	90,680,013	84,311,066

Incurred related to:
Current year	66,568,985	62,910,967
Prior years	(16,420)	713,788
Total incurred	66,552,565	63,624,755

Paid related to:
Current year	37,932,760	35,774,958
Prior years	29,928,162	26,938,462
Total paid	67,860,922	62,713,420

Net balance at end of period	89,371,656	85,222,401
Add reinsurance recoverables	32,303,291	21,706,497
Balance at end of period	$121,674,947	$106,928,898

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $34,019,370 and $27,230,814 for the nine months ended September 30, 2023 and 2022, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2023 and 2022 was $16,420 favorable and $713,788 unfavorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2020 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of September 30, 2023, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2023 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2014 to December 31, 2022 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										September 30, 2023
	For the Years Ended December 31,									Nine Months Ended September 30,	IBNR	Cumulative Number of Reported Claims by Accident Year
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited 2014 - 2022)									(Unaudited)

2014	$14,193	$14,260	$14,218	$14,564	$15,023	$16,381	$16,428	$16,434	$16,486	$16,486	$17	2,138
2015		22,340	21,994	22,148	22,491	23,386	23,291	23,528	23,533	23,464	300	2,559
2016			26,062	24,941	24,789	27,887	27,966	27,417	27,352	27,300	125	2,881
2017				31,605	32,169	35,304	36,160	36,532	36,502	36,731	260	3,400
2018					54,455	56,351	58,441	59,404	61,237	61,024	909	4,233
2019						75,092	72,368	71,544	71,964	72,811	1,126	4,501
2020							63,083	62,833	63,217	63,255	2,431	5,883
2021								96,425	96,673	95,839	4,099	5,808
2022									79,835	79,978	8,691	4,674
2023										63,392	14,044	2,840
									Total	$540,280

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Nine Months Ended September 30,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited 2014 - 2022)									(Unaudited)

2014	$5,710	$9,429	$10,738	$11,770	$13,819	$14,901	$15,491	$15,770	$16,120	$16,133
2015		12,295	16,181	18,266	19,984	21,067	22,104	22,318	22,473	22,516
2016			15,364	19,001	21,106	23,974	25,234	25,750	26,382	26,732
2017				16,704	24,820	28,693	31,393	32,529	33,522	34,606
2018					32,383	44,516	50,553	52,025	54,424	55,373
2019						40,933	54,897	58,055	60,374	63,311
2020							39,045	50,719	53,432	55,830
2021								56,282	77,756	80,267
2022									45,856	64,417
2023										35,801
									Total	$454,987

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented	$85,293
All outstanding liabilities before 2014, net of reinsurance	172
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance	$85,465

(Components may not sum to totals due to rounding)

Reported claim counts are measured on an occurrence or per event basis.  A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the condensed consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

As of
(in thousands)	September 30, 2023
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$85,465
Total reinsurance recoverable on unpaid losses	32,303
Unallocated loss adjustment expenses	3,907
Total gross liability for loss and LAE reserves	$121,675

(Components may not sum to totals due to rounding)

Reinsurance

Effective December 31, 2021, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, the Company entered into a new 30% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).

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

	Treaty Period
		2023/2024 Treaty		2021/2023 Treaty
	January 2,	July 1,	January 1,	July 1,	December 31,
	2024	2023	2023	2022	2021
	to	to	to	to	to
	June 30,	January 1,	June 30,	January 1,	June 30,
Line of Business	2024	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	(6)	30%	30%	30%	30%
Risk retained on initial $1,000,000 of losses (5) (6) (7)	$1,000,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	(6)	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(6)	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (5) (6)	$8,000,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$600,000	$600,000

Total reinsurance coverage per occurrence (5) (6)	$8,000,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000

Losses per occurrence subject to reinsurance coverage	$8,000,000	$8,000,000	$8,000,000	$9,000,000	$9,000,000
Expiration date (6)	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000

Risk retained per catastrophe occurrence (6) (7) (8)	$10,000,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000

Catastrophe loss coverage in excess of quota share coverage (2) (6)	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium protection (3) (4)	Yes	Yes	Yes	Yes	Yes

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

(8)	Plus losses in excess of catastrophe coverage

	Treaty Year
	July 1, 2023	July 1, 2022	July 1, 2021
	to	to	to
Line of Business	June 30, 2024	June 30, 2023	June 30, 2022

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2024	June 30, 2023	June 30, 2022

Commercial Lines (1)

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2023/2024 Treaty for the three months and nine months ended September 30, 2023, and under the 2021/2023 Treaty for the three months and nine months ended September 30, 2022, based on a fixed provisional commission rate at which provisional ceding commissions are earned. The Company earned ceding commission revenue under its expired quota share reinsurance agreements based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.

Ceding commission revenue consists of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Provisional ceding commissions earned	$4,992,312	$4,881,580	$15,733,145	$14,116,044
Contingent ceding commissions earned	544,015	4,514	660,799	167,033
	$5,536,327	$4,886,094	$16,393,944	$14,283,077

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of September 30, 2023 and December 31, 2022, net contingent ceding commissions payable to reinsurers under all treaties was approximately $2,007,000 and $2,667,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

Expected Credit Losses – Uncollectible Reinsurance

The Company reviews reinsurance receivables which relate to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The Company has not recorded an allowance for uncollectible reinsurance as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. Changes in the allowance are presented as a component of other underwriting expenses on the condensed consolidated statements of operations and comprehensive loss.

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the FHLBNY.  KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At September 30, 2023 and December 31, 2022, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter and are due and payable within one year of borrowing. KICO is currently able to borrow on an overnight basis. If KICO has collateral, based on KICO’s net admitted assets, the maximum allowable advance as of September 30, 2023 and December 31, 2022 was approximately $12,668,000 and $13,192,000, respectively. Available collateral as of September 30, 2023 and December 31, 2022 was approximately $10,911,000 and $12,228,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the nine months ended September 30, 2023 and 2022.

Debt

Debt as of September 30, 2023 and December 31, 2022 consists of the following:

	September 30,	December 31,
	2023	2022

2022 Notes, net	$18,129,327	$17,252,868
Equipment financing	7,095,366	7,905,655
Balance at end of period	$25,224,693	$25,158,523

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

2022 Notes

On December 15, 2022, the Company issued $19,950,000 of its 2022 Notes pursuant to the Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which commenced on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,200 (see Note 8 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. The balance of the 2022 Notes as of September 30, 2023 and December 31, 2022 is as follows:

	September 30,	December 31,
	2023	2022

12.0% Senior Unsecured Notes	$19,950,000	$19,950,000
Warrants	(734,763)	(979,684)
Issuance costs	(1,085,910)	(1,717,448)
2022 Notes, net	$18,129,327	$17,252,868

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

As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company is subject to a leverage maintenance test (“Leverage Maintenance Test”), which requires that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of September 30, 2023 and December 31, 2022, the ratio as defined under the Leverage Maintenance Test was 31.4% and 26.7%, respectively. On November 7, 2023, a majority of the holders of the outstanding 2022 Notes (on behalf of all holders of the 2022 Notes) agreed to a waiver regarding the satisfaction of the Leverage Maintenance Test as of September 30, 2023. See Note 13 – Subsequent Events. “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term of the Company except for the sale leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s condensed consolidated balance sheet.

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

A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of September 30, 2023 and December 31, 2022, the amount of required collateral was approximately $7,422,000 and $8,691,000, respectively. As of September 30, 2023 and December 31, 2022, the fair value of KICO’s pledged collateral was approximately $8,168,000 and $8,691,000, respectively, in United States Treasury securities.

Future contractual payment obligations under the Financing as of September 30, 2023 are as follows:

For the Year
Ending
December 31,	Total
Remainder of 2023	$278,083
2024	1,153,862
2025	1,223,293
2026	1,296,901
2027	1,119,021
5,071,160
2027 purchase price	2,024,206
Total	$7,095,366

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

Dividends declared and paid on Common Stock were $-0- and $1,277,066 for the nine months ended September 30, 2023 and 2022, respectively. On November 11, 2022, the Company’s Board of Directors determined to suspend regular quarterly dividends. Future dividend policy will be subject to the discretion of the Company’s Board of Directors.

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

Stock Options

The results of operations for the three months ended September 30, 2023 and 2022 include stock-based compensation expense for stock options totaling approximately $-0- and $2,000, respectively. The results of operations for the nine months ended September 30, 2023 and 2022 include stock-based compensation expense for stock options totaling approximately $-0- and $9,000, respectively. Stock-based compensation expense related to stock options for the nine months ended September 30, 2022 is net of estimated forfeitures of approximately 18%. Such amounts have been included in the condensed consolidated statements of operations and comprehensive loss within other operating expenses.

No options were granted during the nine months ended September 30, 2023 and 2022. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the nine months ended September 30, 2023 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2023	107,201	$8.31	1.92	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-

Outstanding at September 30, 2023	107,201	$8.31	1.18	$-

Vested and Exercisable at September 30, 2023	107,201	$8.31	1.18	$-

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2023 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $1.79 closing price of the Company’s Common Stock on September 30, 2023. No options were exercised, forfeited or expired during the nine months ended September 30, 2023. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

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

As of September 30, 2023, there were no unvested options.

As of September 30, 2023, there were 591,383 shares reserved for grants under the 2014 Plan.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the 2014 Plan for nine months ended September 30, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2023	366,597	$6.97	$2,555,181

Granted	272,682	$1.37	$373,499
Vested	(56,977)	$6.67	$(380,199)
Forfeited	(12,620)	$4.11	$(51,926)

Balance at September 30, 2023	569,682	$3.83	$2,181,882

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended September 30, 2023 and 2022, stock-based compensation for these grants was approximately $207,000 and $186,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2023 and 2022, stock-based compensation for these grants was approximately $636,000 and $1,180,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”). There is currently no offering pursuant to the ESPP subsequent to October 31, 2022. For the three months and nine months ended September 30, 2022, stock-based compensation under the 2021/2022 Offering was approximately $5,000 and $16,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

As of September 30, 2023, all warrants for the purchase of an aggregate of 969,525 shares of Common Stock were outstanding.

No warrants were granted during the nine months ended September 30, 2023 and 2022.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2023	2022

Deferred tax asset:
Net operating loss carryovers (1)	$6,411,993	$3,828,947
Claims reserve discount	1,220,674	1,238,544
Unearned premium	2,395,542	3,574,840
Deferred ceding commission revenue	1,972,541	2,230,109
Net unrealized losses on securities	4,912,057	4,920,837
Other	1,193,445	503,692
Total deferred tax assets	18,106,252	16,296,969

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,311,788	5,002,085
Intangibles	105,000	105,000
Depreciation and amortization	140,761	99,183
Total deferred tax liabilities	5,317,092	5,965,811

Net deferred income tax asset	$12,789,160	$10,331,158

(1) The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	September 30,	December 31,
Type of NOL	2023	2022	Expiration

Federal only, NOL from 2021 - 2023	$6,411,993	$3,828,947	None

State only (A)	2,555,609	2,276,595	December 2027 - December 2043
Valuation allowance	(2,555,609)	(2,276,595)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$6,411,993	$3,828,947

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2023 and December 31, 2022 was approximately $39,317,000 and $35,025,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2043.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2023 and 2022. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing.  The Company’s tax returns for the years ended December 31, 2019 through December 31, 2022 remain subject to examination.

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

The computation of diluted loss per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months and nine months ended September 30, 2023 and 2022, no options, warrants or restricted stock awards were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options, warrants and non-vested restricted stock awards.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted loss per common share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022

Weighted average number of shares outstanding	10,756,156	10,645,675	10,754,709	10,640,290

Effect of dilutive securities, common share equivalents:
Stock options	-	-	-	-
Warrants	-	-	-	-
Restricted stock awards	-	-	-	-

Weighted average number of shares outstanding,
used for computing diluted loss per share	10,756,156	10,645,675	10,754,709	10,640,290

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

Additional information regarding the Company’s office operating leases is as follows:

(1)	KICO rent expense is included in the condensed consolidated statements of operations and comprehensive loss within other underwriting expenses.
(2)	Cosi rent expense is included in the condensed consolidated statements of operations and comprehensive loss within other operating expenses.

The following table presents the contractual maturities of the Company’s lease liabilities as of September 30, 2023:

	Three months ended		Nine months ended
	September 30,		September 30,
Lease cost	2023	2022	2023	2022

Operating lease (1) (2)	$41,342	$41,342	$124,026	$131,152
Total lease cost (1) (2)	$41,342	$41,342	$124,026	$131,152

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$49,145	$47,483	$145,774	$147,969
Discount rate	5.50%	5.50%	5.50%	5.50%
Remaining lease term in years	0.50	1.50	0.50	1.50

(1)	The operating lease liability is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

The following table presents the contractual maturities of the Company’s lease liabilities as of September 30, 2023:

For the Nine Months
Ending
September 30,	Total
Remainder of 2023	$49,145
2024	49,145
Total undiscounted lease payments	98,290
Less: present value adjustment	8,993
Operating lease liability (1)	$89,297

(1)	The operating lease liability is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Rent expense for the three months ended September 30, 2023 and 2022 amounted to $41,342 for both periods and is included in the accompanying condensed consolidated statements of operations and comprehensive loss within other underwriting expenses. Rent expense for the nine months ended September 30, 2023 and 2022 amounted to $124,026 and $131,152, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive loss within other underwriting expenses.

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

Pursuant to the Second Amended Goldstein Employment Agreement, in January 2020, Mr. Goldstein received a grant of 157,431 shares of restricted stock under the terms of the Company’s 2014 Plan determined by dividing $1,250,000 by the fair market value of the Company’s Common Stock on the date of grant. This 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and was scheduled to vest with respect to one-sixth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates. On September 18, 2023, Mr. Goldstein and the Company agreed to extend the vesting date of the one-sixth of the award that was scheduled to vest on December 29, 2023 to December 30, 2024.  Also pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of 230,769 shares of restricted stock determined by dividing $1,500,000 by the fair market value of the Company’s Common Stock on the date of grant.  This 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and was scheduled to vest with respect to one-fourth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates. On September 18, 2023, Mr. Goldstein and the Company agreed to extend the vesting date of the one-fourth of the award that was scheduled to vest on December 29, 2023 to December 30, 2024.  Further, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received in 2020, 2021, and 2022 a grant, under the terms of the 2014 Plan of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2020, Mr. Goldstein was granted 17,191 shares of restricted stock pursuant to this provision. This grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and was scheduled to vest with respect to one-sixth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates.  On September 18, 2023, Mr. Goldstein and the Company agreed to extend the vesting date for the one-sixth of the award that was scheduled to vest on December 29, 2023 to December 30, 2024. In January 2021, Mr. Goldstein was granted 21,000 shares of restricted stock pursuant to this provision.  This grant vested with respect to one-half of the award on the first anniversary of the grant date and was scheduled to vest with respect to one-fourth of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates.  On September 18, 2023, Mr. Goldstein and the Company agreed to extend the vesting date for the one-fourth of the award that was scheduled to vest on December 29, 2023 to December 30, 2024. In January 2022, Mr. Goldstein was granted 27,300 shares of restricted stock pursuant to this provision.  This grant was scheduled to vest with respect to one-half of the award on each of December 29, 2023 and December 30, 2024 based on the continued provision of services through such dates. On September 18, 2023, Mr. Goldstein and the Company agreed to extend the vesting date for the one-half of the award that was scheduled to vest on December 29, 2023 to December 30, 2024. Pursuant to the 2014 Plan, Mr. Goldstein’s unvested restricted stock awards will vest in the event of a change in control of the Company. In addition, in the event of the termination of Mr. Goldstein’s employment with the Company for any reason, his unvested restricted stock will vest.

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

Employment Agreement effective as of October 1, 2023

On August 9, 2023, the Company and Mr. Goldstein entered into an amendment to the Third Amended Goldstein Employment Agreement which took effect as of October 1, 2023. Pursuant to the amendment, effective as of October 1, 2023, Mr. Goldstein is no longer serving as President and Chief Executive Officer of the Company, the expiration date of the Third Amended Goldstein Employment Agreement shall be the earlier of (a) December 31, 2024 or (b) in the event Mr. Goldstein is not re-elected as Chairman of the Board of the Company following its 2024 annual meeting of stockholders, then the date of such annual meeting, Mr. Goldstein’s  salary was reduced to $300,000 per annum, and Mr. Goldstein is no longer entitled to receive a bonus based upon the Company’s net income.

Meryl Golden, Chief Operating Officer (See Note 13 – Subsequent Events)

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

Effective as of October 1, 2023, Ms. Golden was appointed to the position of President and Chief Executive Officer of the Company to succeed Mr. Goldstein.

Note 12 – Employee Benefit Plans

Employee Bonus Plan

For the nine months ended September 30, 2023 and 2022 the Company did not accrue for, or pay, bonuses related to an employee bonus plan.

401(k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $90,000 and $71,000, respectively, of expense for the three months ended September 30, 2023 and 2022, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive loss. The Company incurred approximately $249,000 and $207,000, respectively, of expense for the nine months ended September 30, 2023 and 2022, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive loss.

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

The deferred compensation liability as of September 30, 2023 and December 31, 2022 amounted to $873,768 and $1,155,860, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to September 30, 2023 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Debt

On November 7, 2023, a majority of the holders of the outstanding 2022 Notes (on behalf of all holders of the 2022 Notes) agreed to a waiver regarding the satisfaction of the Leverage Maintenance Test as of September 30, 2023. See Note 7 – Debt.

Employment Agreements

Effective as of October 1, 2023, Ms. Golden was appointed to the position of President and Chief Executive Officer of the Company to succeed Mr. Goldstein. See Note 11 – Commitments and Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products through our wholly owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is actively writing personal lines and physical damage coverage for taxi and livery vehicles primarily in downstate New York, consisting of New York City, Long Island and Westchester County. KICO is also licensed in the States of New Jersey, Rhode Island, Connecticut, Massachusetts, Pennsylvania, Maine, and New Hampshire. For the three months and nine months ended September 30, 2023, respectively, 88.5% and 88.1% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks.  In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms.  As of September 30, 2023 and December 31, 2022, there were no commercial liability policies in-force. As of September 30, 2023 and December 31, 2022, these expired policies represent approximately 15.5% and 17.9%, respectively, of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

1.

Aggressively reducing the non-Core book of business, which has had a disproportionately negative impact on underwriting results, by slowing new business, re-underwriting the book, culling the agent base, reducing commissions, or other means, subject to regulatory constraints. We stopped writing all new non-Core business and have been aggressively reducing policy count this year. As of September 30, 2023, our non-Core policy count is down by 38.9% compared to September 30, 2022;

2.

Adjusting pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensuring all policyholders are insured to value. Inflation has been a dominant headwind that is showing signs of stabilizing.  We have been cognizant that inflation’s impact on loss costs places added pressure on premiums and, as such, we have been more frequent and aggressive with our rate change requests.  Similarly, home replacement values reflect that same inflationary pressure.  In September 2023, we completed our first cycle of valuation adjustments, making sure that all homes were insured to value.  As a result, we have seen a rise in premiums attributable to the heightened replacement costs.  Overall average written premium for our Legacy Core homeowners policies for the last 12 months, reflecting both rate and replacement cost changes, increased by 25.5%;

3.

Tightly managing reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML. We needed to contain our exposure to spiking reinsurance pricing.  We did so and were able to reduce the required limit to be purchased while maintaining our same risk tolerance.  We used all the tools available to us to limit new business that was deemed to be too expensive and at the same time re-underwrote the book to cull those risks which presented the greatest risk. The combination of stricter new business underwriting and increased non-renewals gave rise to the 4.5% decline in policy count for our Core business.  We have now reverted most of our new business underwriting standards back to what they were previously so Core new business growth should increase going forward; and

4.

Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024. For the three months ended September 30, 2023, the net underwriting expense ratio was 31.7%, a reduction of 5.2 points in spite of the 4.8% decline in net premiums earned.  For the nine months ended September 30, 2023, we achieved our 33% goal.

See tables below comparing the quarterly trends and changes from our Core and non-Core business for policies in force and direct written premiums from September 30, 2022 through September 30, 2023. For the three months ended September 30, 2023, our Core direct written premiums have increased by 4.7% compared to the three months ended September 30, 2022, while policies in force have decreased by 4.5% as of September 30, 2023. For the same periods, our non-Core policies in force have decreased by 38.9% and direct written premiums have decreased by 43.9%.  We believe that the above actions taken will continue to have the intended effect and will result in a return to profitability for the Company

	For the Three Months Ended
	September 30,	December 31,	March 31,	June 30,	September 30,
	2022	2022	2023	2023	2023

(000’s except percentages and Policies in Force)

Policies In Force, as of end of Three Month Period
Core	71,705	71,359	72,081	70,132	68,498
Non-Core	22,007	20,695	18,945	16,224	13,457
Total policies in force	93,712	92,054	91,026	86,356	81,955

Direct written premiums
Core	$43,949	$43,923	$41,427	$42,211	$46,025
Non-Core	10,642	9,978	6,170	5,435	5,966
Total direct written premiums	$54,592	$53,901	$47,597	$47,647	$51,992

Change from September 30, 2022
Core
Policies In Force
$ change	na	$(346)	$376	$(1,573)	$(3,207)
% change	na	-0.5%	0.5%	-2.2%	-4.5%
Direct written premiums
$ change	na	$(26)	$(2,522)	$(1,738)	$2,076
% change	na	-0.1%	-5.7%	-4.0%	4.7%

Non- Core
Policies In Force
$ change	na	$(1,312)	$(3,062)	$(5,783)	$(8,550)
% change	na	-6.0%	-13.9%	-26.3%	-38.9%
Direct written premiums
$ change	na	$(664)	$(4,472)	$(5,207)	$(4,676)
% change	na	-6.2%	-42.0%	-48.9%	-43.9%

(Components may not sum due to rounding)

Consolidated Results of Operations

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2023	2022	Change	Percent
Revenues
Direct written premiums	$147,237	$147,354	$(117)	(0.1)%
Assumed written premiums	-	-	-	na %
	147,237	147,354	(117)	(0.1)%
Ceded written premiums
Ceded to quota share treaties (1)	38,832	34,868	3,964	11.4%
Ceded to excess of loss treaties	3,861	2,937	924	31.5%
Ceded to catastrophe treaties	48,316	43,508	4,808	11.1%
Total ceded written premiums	91,009	81,313	9,696	11.9%

Net written premiums	56,228	66,041	(9,813)	(14.9)%

Change in unearned premiums
Direct and assumed	4,331	(6,030)	10,361	na %
Ceded to reinsurance treaties (1)	25,143	23,925	1,218	5.1%
Change in net unearned premiums	29,474	17,895	11,579	na %

Premiums earned
Direct and assumed	151,568	141,324	10,244	7.2%
Ceded to reinsurance treaties	(65,866)	(57,388)	(8,478)	(14.8)%
Net premiums earned	85,701	83,936	1,766	2.1%

Ceding commission revenue (1)	16,394	14,283	2,111	14.8%
Net investment income	4,437	3,412	1,025	30.0%
Net gains (losses) on investments	598	(9,313)	9,911	na %
Other income	454	750	(296)	(39.5)%
Total revenues	107,584	93,068	14,517	15.6%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	89,826	83,346	6,480	7.8%
Losses from catastrophes (2)	10,746	7,510	3,236	43.1%
Total direct and assumed loss and loss adjustment expenses	100,572	90,856	9,716	10.7%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	30,558	23,187	7,371	31.8%
Losses from catastrophes (2)	3,461	4,044	(583)	(14.4)%
Total ceded loss and loss adjustment expenses	34,019	27,231	6,788	24.9%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	59,268	60,159	(891)	(1.5)%
Losses from catastrophes (2)	7,285	3,466	3,819	110.2%
Net loss and loss adjustment expenses	66,553	63,625	2,928	4.6%

Commission expense	25,221	25,534	(313)	(1.2)%
Other underwriting expenses	19,874	20,717	(843)	(4.1)%
Other operating expenses	1,868	2,357	(489)	(20.7)%
Depreciation and amortization	2,328	2,472	(144)	(5.8)%
Interest expense	3,005	1,370	1,635	119.3%
Total expenses	118,848	116,075	2,774	2.4%

Loss before taxes	(11,264)	(23,007)	11,743	51.0%
Income tax benefit	(2,149)	(4,433)	2,284	51.5%
Net loss	$(9,114)	$(18,575)	$9,461	50.9%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.
(2)

The nine months ended September 30, 2023 and 2022 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Nine months ended September 30,
	2023	2022	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	77.7%	75.8%	1.9	2.5%
Net underwriting expense ratio	33.0%	37.2%	(4.2)	(11.3)%
Net combined ratio	110.7%	113.0%	(2.3)	(2.0)%

Direct Written Premiums

Direct written premiums during the nine months ended September 30, 2023 (“Nine Months 2023”) were $147,237,000 compared to $147,354,000 during the nine months ended September 30, 2022 (“Nine Months 2022”). The decrease of $117,000, or 0.1%, was primarily due to a decrease in premiums from our personal lines business.

Direct written premiums from our personal lines business for Nine Months 2023 were $136,601,000, a decrease of $1,597,000, or 1.2%, from $138,198,000 in Nine Months 2022. The 1.2% decrease in premiums from our personal lines business was primarily due to the decrease in premiums associated with a 14.0% decrease in policies in force as of September 30, 2023 compared to September 30, 2022, offset by rate increases. The rate increases achieved along with a decrease in policies in force is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Nine Months 2023 were $10,559,000, an increase of $1,522,000, or 16.8%, from $9,037,000 in Nine Months 2022. The increase in livery physical damage direct written premiums was due to an increasing number of policies and an increase in the values of the autos insured.

Beginning in 2017, we commenced our non-Core business and started writing personal lines policies in New Jersey. Through 2019 we expandedour non-Core business to Rhode Island, Massachusetts and Connecticut.Direct written premiums from our Core business were $129,665,000 in Nine Months 2023 compared to $118,332,000 in Nine Months 2022, an increase of $11,333,000, or 9.6%. Policies in force from our Core business decreased by 4.5% in Nine Months 2023 compared to Nine Months 2022. Direct written premiums from our non-Core business were $17,572,000 in Nine Months 2023 down from $29,022,000 in Nine Months 2022, a decrease of $11,450,000, or 39.5%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 38.9% in Nine Months 2023 compared to Nine Months 2022. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Net written premiums decreased $9,813,000, or 14.9%, to $56,228,000 in Nine Months 2023 from $66,041,000 in Nine Months 2022. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The decrease in Nine Months 2023 is primarily due to a decrease in direct written premiums and an increase in catastrophe premiums rates.

Quota share reinsurance treaties

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). In Nine Months 2023, our premiums ceded under quota share treaties increased by $3,964,000 in comparison to ceded premiums in Nine Months 2022 (see table above). The increase in Nine Months 2023 was attributable to the runoff of an 8.5% portion of the 30% 2021/2023 Treaty.  The remainder of the 2021/2023 Treaty was on a cutoff basis and the new 2023/2024 Treaty was placed for 30% on January 1, 2023. Our personal lines business was subject to the 2023/2024 Treaty in Nine Months 2023, and the 2021-2023 Treaty in Nine Months 2022.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Nine Months 2023, our ceded excess of loss reinsurance premiums increased by $924,000 over the comparable ceded premiums for Nine Months 2022. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. Catastrophe premiums increased $4,808,000, or 11.1%, to $48,316,000 in Nine Months 2023 from $43,508,000 in Nine Months 2022. The increase was primarily due to an increase in catastrophe reinsurance rates. In accordance with our Kingstone 2.0 and Kingstone 3.0 goals, we have reduced our PML in Nine Months 2023, which partially offset the increase in premiums effective July 1, 2023.

Net premiums earned

Net premiums earned increased $1,766,000, or 2.1%, to $85,701,000 in Nine Months 2023 from $83,936,000 in Nine Months 2022. The increase was due in part to the increased premiums written in prior periods due to rate increases and increased replacement costs. The run-off of a portion of the 2021-2023 Treaty increased the premiums ceded and reduced the growth of net premiums earned.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2023	2022	Change	Percent

Provisional ceding commissions earned	$15,733	$14,116	$1,617	11.5%
Contingent ceding commissions earned	661	167	494	295.8%

Total ceding commission revenue	$16,394	$14,283	$2,111	14.8%

Ceding commission revenue was $16,394,000 in Nine Months 2023 compared to $14,283,000 in Nine Months 2022. The increase of $2,111,000 was due to an increase in provisional ceding commissions earned and an increase in contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Nine Months 2023 we earned provisional ceding commissions of $15,733,000 from personal lines earned premiums ceded under the 2023/2024 Treaty, and in Nine Months 2022 we earned provisional ceding commissions of $14,116,000 from personal lines earned premiums ceded under the 2021/2023 Treaty. The increase of $1,617,000 in provisional ceding commissions earned was due to the increase in premiums ceded under these treaties during Nine Months 2023 compared to Nine Months 2022.

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

Net Investment Income

Net investment income was $4,437,000 in Nine Months 2023 compared to $3,412,000 in Nine Months 2022, an increase of $1,025,000, or 30.0%. The increase in investment income is attributable to a $766,000 reversal in Nine Months 2022 of prior years’ estimated accrued interest income stemming from an error in third party investment reporting. The increase was also due to higher interest rates earned on cash balances. The average yield on non-cash invested assets was 3.73% as of September 30, 2023 compared to 3.48% as of September 30, 2022.

Cash and invested assets were $172,095,000 as of September 30, 2023 compared to $192,229,000 as of September 30, 2022. The $20,134,000 decrease in cash and invested assets was primarily attributable to increased disbursements of losses in connection with higher severity and inflation’s impact on losses along with catastrophe losses incurred in 2023 and prior periods.  An increase in unrealized losses on our investment portfolio also contributed to the reduction.

Net Gains (Losses) on Investments

Net gains on investments were $598,000 in Nine Months 2023 compared to net (losses) of $(9,313,000) in Nine Months 2022. Unrealized gains on our equity securities and other investments in Nine Months 2023 were $615,000, compared to net unrealized (losses) of $(10,502,000) in Nine Months 2022. Realized (losses) on sales of investments were $(17,000) in Nine Months 2023 compared to realized gains of $1,189,000 in Nine Months 2022.

Other Income

            Other income was $454,000 in Nine Months 2023 compared to $750,000 in Nine Months 2022, a decrease of $296,000, or 39.5%.

Net Loss and LAE

Net loss and LAE was $66,553,000 for Nine Months 2023 compared to $63,625,000 for Nine Months 2022. The net loss ratio was 77.7% in Nine Months 2023 compared to 75.8% in Nine Months 2022, an increase of 1.9 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

For Nine Months 2023, the net loss ratio was higher than for Nine Months 2022 mainly due to a larger impact from catastrophe losses.

The net catastrophe losses were $7,285,000 for Nine Months 2023, which contributed 8.5 points to the loss ratio. There were two winter storm events including a major freezing event at the beginning of February, eight wind and thunderstorm events, and one tropical storm classified as catastrophe for Nine Months 2023. By comparison, catastrophe events had a loss ratio impact of 4.1 points for Nine Months 2022.

The underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) was 69.2% for Nine Months 2023, a decrease of 1.6 points from the 70.8% underlying loss ratio recorded for Nine Months 2022. The underlying loss experience in Nine Months 2023 was improved due to lower frequency, but was offset by increasing severity resulting from inflation and an elevated number of large losses.

Prior year development was stable for Nine Months 2023. There was an overall favorable development of $16,000, which had marginal impact on the loss ratio.

 See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $25,221,000 in Nine Months 2023 or 16.6% of direct earned premiums. Commission expense was $25,534,000 in Nine Months 2022 or 18.1% of direct earned premiums. The decrease of $313,000 was primarily due to a reduction of commission rates on our legacy policies in accordance with Kingstone 3.0 as well as the lower commission rate paid on Select products as compared to legacy products but offset in part by an increase in direct earned premiums of $10,244,000 to $151,568,000.

Other Underwriting Expenses

Other underwriting expenses were $19,874,000, or 13.1% of direct earned premiums, in Nine Months 2023 compared to $20,717,000, or 14.7% of direct earned premiums, in Nine Months 2022. The decrease of $843,000, or 4.1%, was primarily due to decreases in professional fees, credit card fees and policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems. The decreases were partially offset by increases in salaries and employment costs.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $8,692,000 in Nine Months 2023 compared to $8,027,000 in Nine Months 2022. The increase of $665,000, or 8.3%, is compared unfavorably to the 0.1% decrease in direct written premiums. In the periods following Nine Months 2022, we continued to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies. The increase in salaries was partially offset by a reduction in our staff in June and July of 2023 as we have been reducing our non-Core business. The effect of staff reductions on salaries and employment costs is expected to have a greater impact on year to date other underwriting expenses in future periods.

Our net underwriting expense ratio in Nine Months 2023 was 33.0% compared to 37.2% in Nine Months 2022. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended
	September 30,
	2023	2022	Percentage Point Change
Other underwriting expenses
Employment costs	10.1%	9.6%	0.5
Underwriting fees (inspections/surveys)	1.6	1.7	(0.1)
IT expenses	3.0	4.2	(1.2)
Professional fees	1.0	1.4	(0.4)
Other expenses	7.3	7.7	(0.4)
Total other underwriting expenses	23.0	24.6	(1.6)

Commission expense	29.4	30.4	(1.0)

Ceding commission revenue
Provisional	(18.4)	(16.8)	(1.6)
Contingent	(0.8)	(0.2)	(0.6)
Total ceding commission revenue	(19.2)	(17.0)	(2.2)

Other income	(0.5)	(0.9)	0.4

Net underwriting expense ratio	33.0%	37.2%	(4.2)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,868,000 for Nine Months 2023 compared to $2,357,000 for Nine Months 2022. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Nine months ended
	September 30,
($ in thousands)	2023	2022	Change	Percent

Other operating expenses
Employment costs	$235	$(101)	$336	na %
Bonuses	-	-	-	na
Equity compensation	636	1,205	(569)	(47.2)
Professional	223	524	(301)	(57.4)
Directors fees	206	245	(39)	(15.9)
Insurance	139	115	24	20.9
Other expenses	429	369	60	16.3
Total other operating expenses	$1,868	$2,357	$(489)	(20.7)%

(Components may not sum to totals due to rounding)

The decrease in Nine Months 2023 of $489,000, or 20.7%, as compared to Nine Months 2022 was primarily due to a decrease in equity compensation and professional fees, partially offset by an increase in employment costs. The increase in employment costs was due to the hiring of our new Chief Financial Officer in Nine Months 2023 and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio. The decrease in professional fees is due to $316,000 incurred in Nine Months 2022 related to a then contemplated transaction that would have resulted in a third party acquiring all of the outstanding equity of our company.

Depreciation and Amortization

Depreciation and amortization was $2,328,000 in Nine Months 2023 compared to $2,472,000 in Nine Months 2022. The decrease of $144,000, or 5.8%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.

Interest Expense

Interest expense in Nine Months 2023 was $3,005,000 compared to $1,370,000 in Nine Months 2022, an increase of $1,635,000 or 119.3%. In Nine Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred increased interest expense in connection with the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022 equipment financing. In Nine Months 2022, we incurred interest expense in connection with the 2017 Notes, our $30.0 million issuance of long-term debt in December 2017, which provided for interest at the rate of 5.5% per annum.

Income Tax Benefit

Income tax benefit in Nine Months 2023 was $2,149,000, which resulted in an effective tax benefit rate of 19.1%. Income tax benefit in Nine Months 2022 was $4,433,000 which resulted in an effective tax rate of 19.3%. Loss before taxes was $11,264,000 in Nine Months 2023 compared to $23,007,000 in Nine Months 2022. The difference in effective tax rate is due to the effect of permanent differences in Nine Months 2023 compared to Nine Months 2022.

Net Loss

Net loss was $9,114,000 in Nine Months 2023 compared to $18,575,000 in Nine Months 2022. The decrease in net loss of $9,461,000 was due to the circumstances described above.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2023	2022	Change	Percent
Revenues
Direct written premiums	$51,992	$54,592	$(2,600)	(4.8)%
Assumed written premiums	-	-	-	na %
	51,992	54,592	(2,600)	(4.8)%
Ceded written premiums
Ceded to quota share treaties (1)	12,210	12,919	(709)	(5.5)%
Ceded to excess of loss treaties	1,726	1,194	532	44.6%
Ceded to catastrophe treaties	34,380	29,382	4,998	17.0%
Total ceded written premiums	48,316	43,494	4,821	11.1%

Net written premiums	3,675	11,097	(7,422)	(66.9)%

Change in unearned premiums
Direct and assumed	(1,247)	(5,636)	4,389	77.9%
Ceded to reinsurance treaties (1)	25,509	23,900	1,609	6.7%
Change in net unearned premiums	24,262	18,264	5,998	na %

Premiums earned
Direct and assumed	50,745	48,955	1,790	3.7%
Ceded to reinsurance treaties	(22,807)	(19,594)	(3,213)	(16.4)%
Net premiums earned	27,938	29,361	(1,423)	(4.8)%

Ceding commission revenue (1)	5,536	4,886	650	13.3%
Net investment income	1,444	1,419	25	1.8%
Net losses on investments	(824)	(397)	(427)	(107.6)%
Other income	142	270	(128)	(47.4)%
Total revenues	34,237	35,538	(1,303)	(3.7)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	29,570	30,514	(944)	(3.1)%
Losses from catastrophes (2)	2,871	477	2,394	501.9%
Total direct and assumed loss and loss adjustment expenses	32,441	30,991	1,450	4.7%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	9,797	8,820	977	11.1%
Losses from catastrophes (2)	712	143	569	397.9%
Total ceded loss and loss adjustment expenses	10,509	8,963	1,546	17.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	19,773	21,694	(1,921)	(8.9)%
Losses from catastrophes (2)	2,159	334	1,825	546.4%
Net loss and loss adjustment expenses	21,932	22,028	(96)	(0.4)%

Commission expense	8,210	8,702	(492)	(5.7)%
Other underwriting expenses	6,319	7,276	(957)	(13.2)%
Other operating expenses	442	810	(368)	(45.4)%
Depreciation and amortization	741	825	(84)	(10.2)%
Interest expense	989	457	532	116.4%
Total expenses	38,633	40,097	(1,465)	(3.7)%

Loss before taxes	(4,397)	(4,559)	162	3.6%
Income tax benefit	(859)	(562)	(297)	(52.8)%
Net loss	$(3,538)	$(3,998)	$460	11.5%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.
(2)

The three months ended September 30, 2023 and 2022 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended September 30,
	2023	2022	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	78.5%	75.0%	3.5	4.7%
Net underwriting expense ratio	31.7%	36.9%	(5.2)	(14.1)%
Net combined ratio	110.2%	111.9%	(1.7)	(1.5)%

Direct Written Premiums

Direct written premiums during the three months ended September 30, 2023 (“Three Months 2023”) were $51,992,000 compared to $54,592,000 during the three months ended September 30, 2022 (“Three Months 2022”). The decrease of $2,600,000, or 4.8%, was primarily due to a decrease in premiums from our personal lines business, partially offset by an increase in premiums from our livery physical damage business.

Direct written premiums from our personal lines business for Three Months 2023 were $48,419,000, a decrease of $2,824,000, or 5.5%, from $51,243,000 in Three Months 2022. The 5.5% decrease in premiums from our personal lines business was primarily due to a decrease in premiums associated with a 14.0% decrease in policies in force as of September 30, 2023 compared to September 30, 2022, offset by rate increases. The rate increases achieved along with a decrease in policies in force is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Three Months 2023 were $3,544,000, an increase of $234,000, or 7.1%, from $3,310,000 in Three Months 2022. The increase in livery physical damage direct written premiums was due to an increasing number of policies and an increase in the values of the autos insured.

Beginning in 2017, we commenced our non-Core business and started writing personal lines policies in New Jersey. Through 2019 we expanded our non-Core business to Rhode Island, Massachusetts and Connecticut. Direct written premiums from our Core business were $46,025,000 in Three Months 2023 compared to $43,949,000 in Three Months 2022, an increase of $2,076,000, or 4.7%. Policies in force from our Core business decreased by 4.5% in Three Months 2023 compared to Three Months 2022. Direct written premiums from our non-Core business were $5,966,000 in Three Months 2023 down from $10,642,000 in Three Months 2022, a decrease of $4,676,000, or 43.9%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 38.9% in Three Months 2023 compared to Three Months 2022. The increase in direct written premiums in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Net written premiums decreased $7,422,000, or 66.9%, to $3,675,000 in Three Months 2023 from $11,097,000 in Three Months 2022. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The decrease in Three Months 2023 is primarily due to changes in the terms of our catastrophe reinsurance treaty. See catastrophe reinsurance treaties discussion below.

Quota share reinsurance treaties

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).  In Three Months 2023, our premiums ceded under quota share treaties decreased by $709,000 in comparison to ceded premiums in Three Months 2022 (see table above). The decrease in Three Months 2023 was attributable to the decrease in direct written premiums discussed above, partially offset by the runoff of an 8.5% portion of the 30% 2021/2023 Treaty. The remainder of the 2021/2023 Treaty was on a cutoff basis and the new 2023/2024 Treaty was placed for 30% on January 1, 2023. Our personal lines business was subject to the 2023/2024 Treaty in Three Months 2023, and the 2021-2023 Treaty in Three Months 2022.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2023, our ceded excess of loss reinsurance premiums increased by $532,000 over the comparable ceded premiums for Three Months 2022. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. Catastrophe premiums increased $4,998,000, or 17.0%, to $34,380,000 in Three Months 2023 from $29,382,000 in Three Months 2022. The increase was primarily due to an increase in catastrophe reinsurance rates.  In accordance with our Kingstone 2.0 and Kingstone 3.0 goals, we have reduced our PML in Three Months 2023, which partially offset the increase in premiums effective July 1, 2023.

Net premiums earned

Net premiums earned decreased $1,423,000, or 4.8%, to $27,938,000 in Three Months 2023 from $29,361,000 in Three Months 2022. The decrease was due to the 4.8% decrease in direct written premiums during Three Months 2023, the run-off of a portion of the 2021-2023 Treaty, which increased the premiums ceded and reduced the net premiums earned, and an increase in catastrophe premiums rates, which also reduced net premiums earned. These reductions to net premiums earned were partially offset by the increased premiums written in prior periods due to rate increases and increased replacement costs.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2023	2022	Change	Percent

Provisional ceding commissions earned	$4,992	$4,882	$110	2.3%
Contingent ceding commissions earned	544	4	540	13,500.0%

Total ceding commission revenue	$5,536	$4,886	$650	13.3%

Ceding commission revenue was $5,536,000 in Three Months 2023 compared to $4,886,000 in Three Months 2022. The increase of $650,000 was due to an increase in provisional ceding commissions earned and an increase in contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Three Months 2023 we earned provisional ceding commissions of $4,992,000 from personal lines earned premiums ceded under the 2023/2024 Treaty, and in Three Months 2022 we earned provisional ceding commissions of $4,882,000 from personal lines earned premiums ceded under the 2021/2023 Treaty. The increase of $110,000 in provisional ceding commissions earned was due to the runoff of an 8.5% portion of the 30% 2021/2023 Treaty, partially offset by a decrease in premiums subject to quota share treaties as a result of the decrease in direct written premiums discussed above.

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

Net Investment Income

Net investment income was $1,444,000 in Three Months 2023 compared to $1,419,000 in Three Months 2022, an increase of $25,000, or 1.8%. The increase in investment income is attributable to higher interest rates earned on cash balances. The average yield on non-cash invested assets was 3.73% as of September 30, 2023 compared to 3.48% as of September 30, 2022.

Cash and invested assets were $172,095,000 as of September 30, 2023 compared to $192,229,000 as of September 30, 2022. The $20,134,000 decrease in cash and invested assets was primarily attributable to increased disbursements of losses in connection with higher severity and inflation’s impact on losses along with catastrophe losses incurred in 2023 and prior periods.  An increase in unrealized losses on our investment portfolio also contributed to the reduction.

Net Gains (Losses) on Investments

Net (losses) on investments were $(824,000) in Three Months 2023 compared to net (losses) of $(398,000) in Three Months 2022. Unrealized (losses) on our equity securities and other investments in Three Months 2023 were $(820,000) compared to net unrealized (losses) of $(1,798,000) in Three Months 2022. Realized (losses) on sales of investments were $(4,000) in Three Months 2023 compared to realized gains of $1,400,000 in Three Months 2022.

Other Income

Other income was $142,000 in Three Months 2023 compared to $270,000 in Three Months 2022, a decrease of $128,000, or 47.4%.

Net Loss and LAE

Net loss and LAE was $21,932,000 for Three Months 2023 compared to $22,028,000 for Three Months 2022. The net loss ratio was 78.5% in Three Months 2023 compared to 75.0% in Three Months 2022, an increase of 3.5 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

For Three Months 2023, the net loss ratio was higher than for Three Months 2022. Although the catastrophe impact for Three Months 2023 was larger than for Three Months 2022, the underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) was lower.

There were six newly designated catastrophe events for Three Months 2023. The estimated total net catastrophe losses for the calendar quarter were $2,159,000, which contributed 7.7 points to the loss ratio. By comparison, the catastrophe impact for Three Months 2022 was 1.1 points.

The underlying loss ratio was 70.8% for Three Months 2023, a decrease of 1.6 points from the 72.4% underlying loss ratio recorded for Three Months 2022. The underlying loss experience for Three Months 2023 was improved due to lower frequency which is believed to be the result of the Company’s new product rollout as well as the Company’s active efforts to manage less profitable segments. The improvement in frequency was offset by increased severity due to inflation and large losses, similar to what was observed in the first six months of 2023.

Prior year development was stable for Three Months 2023. There was an overall unfavorable development of $3,000, which had marginal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,210,000 in Three Months 2023 or 16.2% of direct earned premiums. Commission expense was $8,702,000 in Three Months 2022 or 17.8% of direct earned premiums. The decrease of $492,000 was primarily due to a reduction of commission rates on our legacy policies in accordance with Kingstone 3.0 as well as the lower commission rate paid on Select products as compared to legacy products, but offset by an increase in direct earned premiums of $1,791,000 to $50,746,000.

Other Underwriting Expenses

Other underwriting expenses were $6,319,000, or 12.5% of direct earned premiums in Three Months 2023 compared to $7,276,000, or 14.9% of direct earned premiums, in Three Months 2022. The decrease of $957,000, or 13.2%, was primarily due to decreases in salaries and employment costs, credit card fees, and policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,817,000 in Three Months 2023 compared to $2,961,000 in Three Months 2022. The decrease of $144,000, or 4.9%, compared favorably to the 4.8% decrease in direct written premiums. The decrease in salaries and employment costs was due to a reduction in our staff  in June and July of 2023 as we have been reducing our non-Core business. As an offset to the decrease in employment costs from staff reductions, in the periods following Three Months 2022, we continued to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies.

Our net underwriting expense ratio in Three Months 2023 was 31.7% compared to 36.9% in Three Months 2022. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	September 30,
	2023	2022	Percentage Point Change
Other underwriting expenses
Employment costs	10.1%	10.1%	-
Underwriting fees (inspections/surveys)	1.5	1.6	(0.1)
IT expenses	2.9	4.2	(1.3)
Professional fees	1.1	1.1	-
Other expenses	7.0	7.8	(0.8)
Total other underwriting expenses	22.6	24.8	(2.2)

Commission expense	29.4	29.6	(0.2)

Ceding commission revenue
Provisional	(17.9)	(16.6)	(1.3)
Contingent	(1.9)	-	(1.9)
Total ceding commission revenue	(19.8)	(16.6)	(3.2)

Other income	(0.5)	(0.9)	0.4

Net underwriting expense ratio	31.7%	36.9%	(5.2)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $442,000 for Three Months 2023 compared to $810,000 for Three Months 2022. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended
	September 30,
($ in thousands)	2023	2022	Change	Percent

Other operating expenses
Employment costs	$36	$(5)	$41	na %
Bonuses	-	-	-	na
Equity compensation	207	188	19	10.1
Professional	(9)	378	(387)	na
Directors fees	69	82	(13)	(15.9)
Insurance	53	38	15	39.5
Other expenses	86	129	(43)	(33.3)
Total other operating expenses	$442	$810	$(368)	(45.4)%

(Components may not sum to totals due to rounding)

The decrease in Three Months 2023 of $368,000, or 45.4%, as compared to Three Months 2022 was primarily due to a decrease in professional fees, partially offset by an increase in employment costs. The decrease in professional fees is due to $268,000 incurred in Three Months 2022 related to a then contemplated transaction that would have resulted in a third party acquiring all of the outstanding equity of our company. The negative balance of professional fees in Three Months 2023 is due to credits received on previously billed amounts.  The increase in employment costs was due to the hiring of our new Chief Financial Officer in January 2023 and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $741,000 in Three Months 2023 compared to $825,000 in Three Months 2022. The decrease of $84,000, or 10.2%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.

Interest Expense

Interest expense in Three Months 2023 was $989,000 compared to $457,000 in Three Months 2022, an increase of $532,000 or 116.4%. In Three Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred increased interest expense in connection with the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022 equipment financing. In Three Months 2022, we incurred interest expense in connection with the 2017 Notes, our $30.0 million issuance of long-term debt in December 2017, which provided for interest at the rate of 5.5% per annum.

Income Tax Benefit

Income tax benefit in Three Months 2023 was $859,000, which resulted in an effective tax benefit rate of 19.5%. Income tax benefit in Three Months 2022 was $562,000, which resulted in an effective tax rate of 12.3%. Loss before taxes was $4,397,000 in Three Months 2023 compared to $4,559,000 in Three Months 2022. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2023 compared to Three Months 2022.

Net Loss

Net loss was $3,538,000 in Three Months 2023 compared to $3,998,000 in Three Months 2022. The decrease in net loss of $460,000 was due to the circumstances described above.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Gross premiums written:
Personal lines	$48,418,956	$51,242,544	$136,601,070	$138,197,960
Livery physical damage	3,543,810	3,309,845	10,559,310	9,036,713
Other(1)	29,480	39,162	76,256	119,238
Total gross premiums written	$51,992,246	$54,591,551	$147,236,636	$147,353,911

Net premiums written:
Personal lines	$110,328	$7,758,513	$45,616,286	$56,917,763
Livery physical damage	3,543,810	3,309,845	10,559,310	9,036,713
Other(1)	21,162	28,374	51,179	86,224
Total net premiums written	$3,675,300	$11,096,732	$56,226,775	$66,040,700

Net premiums earned:
Personal lines	$24,346,521	$26,407,939	$75,441,482	$75,747,009
Livery physical damage	3,571,160	2,920,335	10,192,773	8,082,173
Other(1)	20,637	32,702	67,212	107,242
Total net premiums earned	$27,938,318	$29,360,976	$85,701,467	$83,936,424

Net loss and loss adjustment expenses(3):
Personal lines	$19,132,159	$18,719,715	$59,627,739	$56,296,473
Livery physical damage	1,720,620	1,716,383	3,999,787	3,727,175
Other(1)	(13,757)	9,494	137,886	(14,873)
Unallocated loss adjustment expenses	733,061	919,738	2,453,114	2,870,115
Total without commercial lines	21,572,083	21,365,330	66,218,526	62,878,890
Commercial lines (in run-off effective July 2019)(2)	360,370	662,186	334,039	745,865
Total net loss and loss adjustment expenses	$21,932,453	$22,027,516	$66,552,565	$63,624,755

Net loss ratio(3):
Personal lines	78.6%	70.9%	79.0%	74.3%
Livery physical damage	48.2%	58.8%	39.2%	46.1%
Other(1)	-66.7%	29.0%	205.2%	-13.9%
Total without commercial lines	77.2%	72.8%	77.3%	74.9%
Commercial lines (in run-off effective July 2019)(2)	na	na	na	na
Total	78.5%	75.0%	77.7%	75.8%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and nine months ended September 30, 2023 and 2022.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Net premiums earned	$27,938,318	$29,360,976	$85,701,467	$83,936,424
Ceding commission revenue	5,536,327	4,886,094	16,393,944	14,283,077
Net investment income	1,444,360	1,418,521	4,437,208	3,411,946
Net (losses) gains on investments	(799,348)	(366,411)	531,277	(9,098,008)
Other income	141,711	269,297	449,782	740,424
Total revenues	34,261,368	35,568,477	107,513,678	93,273,863

Expenses
Loss and loss adjustment expenses	21,932,453	22,027,516	66,552,565	63,624,755
Commission expense	8,210,430	8,702,190	25,221,374	25,534,307
Other underwriting expenses	6,318,625	7,276,101	19,873,882	20,717,047
Depreciation and amortization	741,059	803,568	2,327,691	2,430,769
Interest expense	106,580	-	331,606	-
Total expenses	37,309,147	38,809,375	114,307,118	112,306,878

Loss from operations	(3,047,779)	(3,240,898)	(6,793,440)	(19,033,015)
Income tax benefit	(585,797)	(345,080)	(1,246,788)	(3,702,374)
Net loss	$(2,461,982)	$(2,895,818)	$(5,546,652)	$(15,330,641)

Key Measures:
Net loss ratio	78.5%	75.0%	77.7%	75.8%
Net underwriting expense ratio	31.7%	36.9%	33.0%	37.2%
Net combined ratio	110.2%	111.9%	110.7%	113.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$14,529,055	$15,978,291	$45,095,256	$46,251,354
Less: Ceding commission revenue	(5,536,327)	(4,886,094)	(16,393,944)	(14,283,077)
Less: Other income	(141,711)	(269,297)	(449,782)	(740,424)
Net underwriting expenses	$8,851,017	$10,822,900	$28,251,530	$31,227,853

Net premiums earned	$27,938,318	$29,360,976	$85,701,467	$83,936,424

Net Underwriting Expense Ratio	31.7%	36.9%	33.0%	37.2%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Nine months ended September 30, 2023
Written premiums	$147,236,636	$-	$(91,009,861)	$56,226,775
Change in unearned premiums	4,331,226	-	25,143,466	29,474,692
Earned premiums	$151,567,862	$-	$(65,866,395)	$85,701,467

Loss and loss adjustment expenses excluding the effect of catastrophes	$89,825,751	$-	$(30,558,103)	$59,267,648
Catastrophe loss	10,746,184	-	(3,461,267)	7,284,917
Loss and loss adjustment expenses	$100,571,935	$-	$(34,019,370)	$66,552,565

Loss ratio excluding the effect of catastrophes	59.3%	0.0%	46.4%	69.2%
Catastrophe loss	7.1%	0.0%	5.3%	8.5%
Loss ratio	66.4%	0.0%	51.7%	77.7%

Nine months ended September 30, 2022
Written premiums	$147,353,911	$-	$(81,313,211)	$66,040,700
Change in unearned premiums	(6,029,774)	-	23,925,498	17,895,724
Earned premiums	$141,324,137	$-	$(57,387,713)	$83,936,424

Loss and loss adjustment expenses excluding the effect of catastrophes	$83,345,972	$-	$(23,186,898)	$60,159,074
Catastrophe loss	7,509,597	-	(4,043,916)	3,465,681
Loss and loss adjustment expenses	$90,855,569	$-	$(27,230,814)	$63,624,755

Loss ratio excluding the effect of catastrophes	59.0%	0.0%	40.4%	71.7%
Catastrophe loss	5.3%	0.0%	7.0%	4.1%
Loss ratio	64.3%	0.0%	47.4%	75.8%

Three months ended September 30, 2023
Written premiums	$51,992,246	$-	$(48,316,946)	$3,675,300
Change in unearned premiums	(1,246,657)	-	25,509,675	24,263,018
Earned premiums	$50,745,589	$-	$(22,807,271)	$27,938,318

Loss and loss adjustment expenses excluding the effect of catastrophes	$29,569,767	$-	$(9,796,769)	$19,772,998
Catastrophe loss	2,871,300	-	(711,845)	2,159,455
Loss and loss adjustment expenses	$32,441,067	$-	$(10,508,614)	$21,932,453

Loss ratio excluding the effect of catastrophes	58.3%	0.0%	43.0%	70.8%
Catastrophe loss	5.7%	0.0%	3.1%	7.7%
Loss ratio	64.0%	0.0%	46.1%	78.5%

Three months ended September 30, 2022
Written premiums	$54,591,551	$-	$(43,494,819)	$11,096,732
Change in unearned premiums	(5,636,421)	-	23,900,665	18,264,244
Earned premiums	$48,955,130	$-	$(19,594,154)	$29,360,976

Loss and loss adjustment expenses excluding the effect of catastrophes	$30,513,819	$-	$(8,820,270)	$21,693,549
Catastrophe loss	477,127	-	(143,160)	333,967
Loss and loss adjustment expenses	$30,990,946	$-	$(8,963,430)	$22,027,516

Loss ratio excluding the effect of catastrophes	62.3%	0.0%	45.0%	73.9%
Catastrophe loss	1.0%	0.0%	0.7%	1.1%
Loss ratio	63.3%	0.0%	45.7%	75.0%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net premiums earned	$27,938,318	$29,360,976	$85,701,467	$83,936,424
Ceding commission revenue	5,536,327	4,886,094	16,393,944	14,283,077
Other income	141,711	269,297	449,782	740,424

Loss and loss adjustment expenses (1)	21,932,453	22,027,516	66,552,565	63,624,755

Acquisition costs and other underwriting expenses:
Commission expense	8,210,430	8,702,190	25,221,374	25,534,307
Other underwriting expenses	6,318,625	7,276,101	19,873,882	20,717,047
Total acquisition costs and other underwriting expenses	14,529,055	15,978,291	45,095,256	46,251,354

Underwriting loss	$(2,845,152)	$(3,489,440)	$(9,102,628)	$(10,916,184)

Key Measures:
Net loss ratio excluding the effect of catastrophes	70.8%	73.9%	69.2%	71.7%
Effect of catastrophe loss on net loss ratio (1)	7.7%	1.1%	8.5%	4.1%
Net loss ratio	78.5%	75.0%	77.7%	75.8%

Net underwriting expense ratio excluding the effect of catastrophes	31.7%	36.9%	33.0%	37.2%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	31.7%	36.9%	33.0%	37.2%

Net combined ratio excluding the effect of catastrophes	102.5%	110.8%	102.2%	108.9%
Effect of catastrophe loss on net combined ratio (1)	7.7%	1.1%	8.5%	4.1%
Net combined ratio	110.2%	111.9%	110.7%	113.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$14,529,055	$15,978,291	$45,095,256	$46,251,354
Less: Ceding commission revenue	(5,536,327)	(4,886,094)	(16,393,944)	(14,283,077)
Less: Other income	(141,711)	(269,297)	(449,782)	(740,424)
	$8,851,017	$10,822,900	$28,251,530	$31,227,853

Net earned premium	$27,938,318	$29,360,976	$85,701,467	$83,936,424

Net Underwriting Expense Ratio	31.7%	36.9%	33.0%	37.2%

(1)

For the three months ended September 30, 2023 and 2022, includes the sum of net catastrophe losses and loss adjustment expenses of $2,159,455 and $333,967, respectively. For the nine months ended September 30, 2023 and 2022, includes the sum of net catastrophe losses and loss adjustment expenses of $7,284,917 and $3,465,681, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of September 30, 2023 and December 31, 2022:

	September 30, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$8,224,680	$-	$(56,835)	$-	$8,167,845	6.2%

Political subdivisions of States, Territories and Possessions	16,615,369	-	-	(4,201,015)	12,414,354	9.3%

Corporate and other bonds
Industrial and miscellaneous	78,116,754	-	-	(8,651,516)	69,465,238	52.3%

Residential mortgage and other asset backed securities (2)	51,503,046	63,626	(5,987)	(8,821,223)	42,739,462	32.2%
Total fixed-maturity securities	$154,459,849	$63,626	$(62,822)	$(21,673,754)	$132,786,899	100.0%

	December 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	15.4%

Political subdivisions of States, Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	8.5%

Corporate and other bonds
Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	46.6%

Residential mortgage and other asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	29.5%
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	100.0%

(1) In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of September 30, 2023 and December 31, 2022, the amount of required collateral was approximately $7,422,000 and $8,691,000, respectively. As of September 30, 2023 and December 31, 2022, the estimated fair value of the eligible collateral was approximately $8,168,000 and $8,691,000, respectively.

(2) KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2023 and December 31, 2022, the estimated fair value of the eligible investments was approximately $10,911,000 and $12,228,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2023 and December 31, 2022 there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,384,701)	$10,199,241	73.3%
Common stocks and exchange traded funds	4,402,841	225,001	(919,432)	3,708,410	26.7%
Total	$17,986,783	$225,001	$(4,304,133)	$13,907,651	100.0%

	December 31, 2022
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629	72.2%
Common stocks and exchange traded funds	4,502,758	158,635	(821,632)	3,839,761	27.8%
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of September 30, 2023 and December 31, 2022:

	September 30, 2023			December 31, 2022
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,226,278	$3,213,318	$1,987,040	$784,612	$2,771,652

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,783	$-	$(49,795)	$(31,495)	$1,147,493	20.1%

Political subdivisions of States, Territories and Possessions	499,036	-	(9,046)	-	489,990	8.6%

Exchange traded debt	304,111	-	(51,611)	-	252,500	4.4%

Corporate and other bonds
Industrial and miscellaneous	5,021,895	-	-	(1,212,380)	3,809,515	66.9%

Total	$7,053,825	$-	$(110,452)	$(1,243,875)	$5,699,498	100.0%

	December 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	18.5%

Political subdivisions of States, Territories and Possessions	498,638	2,092	-	-	500,730	7.6%

Exchange traded debt	304,111	-	(29,111)	-	275,000	4.2%

Corporate and other bonds
Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	69.7%

Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2023 and December 31, 2022 is shown below:

	September 30, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$708,535	$743,575
One to five years	1,121,091	1,069,974	1,120,507	1,088,522
Five to ten years	1,411,819	1,166,505	1,402,704	1,200,720
More than 10 years	4,520,915	3,463,019	4,534,394	3,567,571
Total	$7,053,825	$5,699,498	$7,766,140	$6,600,388

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2023 and December 31, 2022 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	September 30, 2023		December 31, 2022
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$8,167,845	6.2%	$23,869,096	15.4%

Corporate and municipal bonds
AAA	1,716,858	1.3%	1,824,478	1.2%
AA	9,196,422	6.9%	9,785,908	6.3%
A	31,296,689	23.6%	31,099,075	20.2%
BBB+	15,436,321	11.6%	16,682,159	10.8%
BBB	22,592,113	17.0%	19,664,051	12.7%
BBB-	-	0.0%	4,516,713	2.9%
Total corporate and municipal bonds	80,238,403	60.4%	83,572,384	54.1%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	12,028,321	9.1%	16,497,621	10.7%
AA	21,295,991	16.0%	23,062,233	14.9%
A	6,806,737	5.1%	6,722,902	4.3%
BBB+	15,373	0.0%	-	0.0%
BBB	-	0.0%	20,067	0.0%
CCC	411,851	0.3%	457,683	0.3%
CC	88,531	0.1%	99,600	0.1%
D	-	0.0%	40,474	0.0%
Non rated	3,733,847	2.8%	373,103	0.2%
Total residential mortgage backed, asset backed, and other collateralized obligations	44,380,651	33.4%	47,273,683	30.5%

Total	$132,786,899	100.0%	$154,715,163	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2023 and December 31, 2022:

Category	September 30, 2023	December 31, 2022

U.S. Treasury securities and obligations of U.S. government corporations and agencies	4.53%	2.58%

Political subdivisions of States, Territories and Possessions	3.61%	3.58%

Corporate and other bonds
Industrial and miscellaneous	3.72%	3.68%

Residential mortgage backed securities	2.97%	2.70%

Total	3.53%	3.20%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Weighted average effective maturity	8.4	5.8

Weighted average final maturity	12.6	13.5

Effective duration	4.3	4.5

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2023 and December 31, 2022, 62% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$8,167,845	$(56,835)	2	$-	-	-	$8,167,845	$(56,835)

Political subdivisions of States, Territories and Possessions	-	-	-	12,414,354	(4,201,015)	13	12,414,354	(4,201,015)

Corporate and other bonds industrial and miscellaneous	-	-	-	69,465,238	(8,651,516)	88	69,465,238	(8,651,516)

Residential mortgage and other asset backed securities	204,418	(5,987)	9	38,962,381	(8,821,223)	38	39,166,799	(8,827,210)

Total fixed-maturity securities	$8,372,263	$(62,822)	11	$120,841,973	$(21,673,754)	139	$129,214,236	$(21,736,576)

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$18,918,196	$(6,928)	3	$-	-	-	$18,918,196	$(6,928)

Political subdivisions of States, Territories and Possessions	7,970,633	(2,195,273)	9	5,170,753	(1,771,494)	5	13,141,386	(3,966,767)

Corporate and other bonds industrial and miscellaneous	56,910,104	(5,796,994)	75	15,172,381	(2,458,985)	15	72,082,485	(8,255,979)

Residential mortgage and other asset backed securities	10,145,880	(882,664)	22	34,753,178	(7,150,803)	26	44,899,058	(8,033,467)

Total fixed-maturity securities	$93,944,813	$(8,881,859)	109	$55,096,312	$(11,381,282)	46	$149,041,125	$(20,263,141)

There were 150 securities at September 30, 2023 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 155 securities at December 31, 2022 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the nine months ended September 30, 2023, KICO paid a dividend of $1,250,000 to us. As of September 30, 2023, KICO had a negative unassigned surplus and currently will not be able to pay any distributions to us without prior regulatory approval. In September 2023, KICO received regulatory approval and paid us a $2,700,000 distribution from paid in capital.

KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is June 30, 2023, and are due and payable within 90 days of borrowing. The maximum allowable advance as of September 30, 2023, based on the net admitted assets as of June 30, 2023, was approximately $13,268,000. Available collateral as of September 30, 2023 was approximately $10,911,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the nine months ended September 30, 2023.

On December 15, 2022, we issued $19,950,000 of our 2022 Notes pursuant to the Exchange Agreement. We are required to make a mandatory redemption payment with regard to the 2022 Notes on December 30, 2023 in an amount discussed in Note 7 – Debt of the condensed consolidated financial statements included in this Quarterly Report. We are also required to make semi-annual interest payments in arrears on June 30 and December 30 of each year. The maturity date of the 2022 Notes is December 30, 2024.

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months ended September 30,	2023	2022

Cash flows (used in) provided by:
Operating activities	$(15,754,344)	$(7,921,438)
Investing activities	19,755,073	398,911
Financing activities	(825,988)	(1,656,865)
Net increase (decrease) in cash and cash equivalents	3,174,741	(9,179,392)
Cash and cash equivalents, beginning of period	11,958,228	24,290,598
Cash and cash equivalents, end of period	$15,132,969	$15,111,206

Net cash used in operating activities was $15,754,000 in Nine Months 2023 as compared to $7,921,000 used in operating activities in Nine Months 2022. The $7,833,000 increase in cash flows used in operating activities in Nine Months 2023 as compared to Nine Months 2022 was primarily the result of an increase in cash arising from net fluctuations in operating assets and liabilities, partially offset by a decrease in net loss (adjusted for non-cash items) of $597,000. The increase in cash used in operating activities is also partially offset by the payment of $13,245,000 to reinsurers in Nine Months 2022 pursuant to the inception of our quota share reinsurance treaty, effective December 31, 2021. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash provided by investing activities was $19,755,000 in Nine Months 2023 compared to $399,000 provided by investing activities in Nine Months 2022 resulting in a $19,356,000 increase in net cash provided by investing activities. In Nine Months 2023, we had net cash provided by our investment portfolio of $21,135,000, compared to $3,741,000 provided in Nine Months 2022. In addition, we decreased our acquisition of fixed assets by $1,962,000 in Nine Months 2023 compared to Nine Months 2022.

Net cash used in financing activities was $826,000 in Nine Months 2023 compared to $1,657,000 used in Nine Months 2022. The $831,000 decrease in net cash used in financing activities was attributable to no dividends being paid to shareholders in Nine Months 2023 compared to $1,277,000 being paid in Nine Months 2022 and a $378,000 decrease in withholding taxes paid on the vesting of restricted stock awards. The decreases in cash used in financing activities were partially offset by $810,000 of principal payments on the equipment financing in connection with KICO’s sale-leaseback transaction.

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

	Treaty Period
		2023/2024 Treaty		2021/2023 Treaty
	January 2, 2024	July 1, 2023	January 1, 2023	July 1, 2022	December 31, 2021
	to	to	to	to	to
Line of Business	June 30, 2024	January 1, 2024	June 30, 2023	January 1, 2023	June 30, 2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	(6)	30%	30%	30%	30%
Risk retained on intial $1,000,000 of losses (5) (6) (7)	$1,000,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	(6)	$1,000,000	$1,000,000	$1,000,000	$1,000,000

Expiration date	(6)	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (5) (6)	$8,000,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage per occurrence (5) (6)	$8,000,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence subject to reinsurance coverage	$8,000,000	$8,000,000	$8,000,000	$9,000,000	$9,000,000
Expiration date (6)	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe occurrence (6) (7) (8)	$10,000,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (6)	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium
protection (3) (4)	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through September 30, 2024.

(2)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(3)	For the period December 31, 2021 through June 30, 2022, reinstatement premium protection for $70,000,000 of catastrophe coverage in excess of $10,000,000.
(4)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000

76

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

(8)	Plus losses in excess of catastrophe coverage

	Treaty Year
	July 1, 2023	July 1, 2022	July 1, 2021
	to	to	to
Line of Business	June 30, 2024	June 30, 2023	June 30, 2022

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	95%
Risk retained	$3,00,000	$3,00,000	$3,00,000
Total reinsurance coverage per occurrence	$47,00,000	$47,00,000	$47,00,000
Losses per occurrence subject to quota share reinsurance coverage	$50,00,000	$50,00,000	$50,00,000
Expiration date	June 30, 2024	June 30, 2023	June 30, 2022

Commercial Lines (1)

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Nine Months 2023 included continuing economic inflation, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads previously reduced the value of our fixed income securities, saw a reversal which had previously lowered our stockholders’ equity materially in prior quarters. For Nine Months 2023, the continuing economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

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

KINGSTONE COMPANIES, INC.

Dated: November 20, 2023	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer

Dated: November 20, 2023	By:	/s/ Jennifer Gravelle
Jennifer Gravelle
Chief Financial Officer

