Form 10-K
period 2023-12-31
KINGSTONE COMPANIES, INC.
filed 2024-04-01
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $11,334,362 based on the closing sale price as reported on the Nasdaq Capital Market.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 21, 2024, there were 11,007,824 shares of common stock outstanding.

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

We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2023 and 2022, respectively, 88.3% and 80.6% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.

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

Recent Developments

Developments During 2023

•	Catastrophe Reinsurance Coverage

Effective July 1, 2023, KICO decreased the top limit of its catastrophe reinsurance coverage from $345,000,000 to $325,000,000, which, at the time, equated to more than a 1-in-100 year storm event according to the primary industry catastrophe model that we follow.

•	A.M. Best Rating

On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process.

•	Withdrawal from New Jersey

On October 2, 2023, the New Jersey Department of Banking & Insurance acknowledged KICO’s request to withdraw from the state effective January 1, 2024. The Department requested that KICO complete the withdrawal over a two year period.

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

In July 2022, A.M. Best downgraded KICO’s financial strength rating from B+ (Good) to B (Fair) and Long-Term Issuer Credit Rating (ICR) from “bbb-” (Good) to “bb” (Fair) due to a significant deterioration in KICO’s risk-adjusted capitalization. Such deterioration was driven by a sizeable increase in KICO’s net probable maximum loss (“PML”) as a result of its latest reinsurance renewal and a decline in surplus from weather-related losses and dividend payments by KICO in 2022. The outlook for each of these credit ratings was revised to “negative” from “stable”. Concurrently, A.M. Best’s public rating for Kingstone Companies, Inc. was withdrawn.

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

We derive substantially all of our revenue from KICO, including revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from our investment portfolio, and net realized gains and losses on investment securities. We also collect a variety of policy fees including installment fees, reinstatement fees, and non-sufficient fund fees related to situations involving extended premium payment plans. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that coverage is provided (i.e., ratably over the life of the policy). All of our policies are 12 month policies; therefore, a significant period of time can elapse between the receipt of insurance premiums and the payment of insurance claims. During this time, KICO invests the premiums, earning investment income and generating net realized and unrealized gains and losses on associated investments. Our holding company earns investment income from its cash holdings.

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

Business; Strategy

We are a multi-line regional property and casualty insurance company writing business exclusively through retail and wholesale agents and brokers (“producers”) appointed by our wholly-owned subsidiary, KICO. We are licensed to write insurance policies in New York, New Jersey, Connecticut, Maine, Massachusetts, New Hampshire, Pennsylvania and Rhode Island. KICO is actively writing its property and casualty insurance products in New York. Additionally, our subsidiary, Cosi, a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

We seek to deliver an attractive return on capital and to provide consistent earnings growth through underwriting profits and income from our investment portfolio. Our goal is to allocate capital efficiently to those lines of business that generate sustainable underwriting profits and to avoid lines of business for which an underwriting profit is not likely. Our strategy is to be the preferred multi-line property and casualty insurance company for selected producers in the geographic markets in which we operate. We believe producers place profitable business with us because we provide excellent, consistent service to insureds and claimants. Producers also value our broad underwriting appetite coupled with competitive rate and commission structures.

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

For the year ended December 31, 2023, our gross written premiums totaled $200.2 million, a decrease of 0.5% from the $201.2 million in gross written premiums for the year ended December 31, 2022.

Product Lines

Our product lines include the following:

Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, cooperative/condominium, renters, and personal umbrella policies. Personal lines policies accounted for 92.6% of our gross written premiums for the year ended December 31, 2023.

Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 7.3% of our gross written premiums for the year ended December 31, 2023.

Other - We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.1% of our gross written premiums for the year ended December 31, 2023.

Our Competitive Strengths

Long History of Operations

KICO has been in operation in the State of New York since 1886. We have consistently sought to grow the amount of profitable business that we write by introducing new products, increasing volume written with our Select producers in existing markets, and developing new producer relationships and markets. The extensive heritage of our insurance company subsidiary and our commitment to the markets in which we operate is a competitive advantage with producers and insureds.

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

We offer our Select producers access to a variety of personal lines and specialty products, including some that are unique to us. We provide a multi-policy discount on homeowners policies in order to attract and retain more of this multi-line business. We have had a consistent presence in the New York market and our producers value the longevity of the relationship. We believe that the excellent service provided to our Select producers, our broad product offerings, and our competitive prices provide a strong foundation for profitable growth.

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

Scalable, Low-Cost Operations

We focus on efficiently managing our expenses and invest in tools and processes that improve the effectiveness of underwriting risks and processing claims. We evaluate the costs and benefits of each new tool or process in order to achieve optimal results. While the majority of our policies are written for risks in downstate New York, our Kingston, New York location provides a low-cost operating environment.

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

In 2022, we completed the implementation of Kingstone 2.0, an effort to modernize the Company.  Kingstone 2.0 included strategic hiring, development of the Select product, investments in new systems and retirement of the legacy systems.  We also adopted a framework of stronger rating, underwriting and catastrophe management disciplines.  As a result, Kingstone 2.0 positioned the Company to be better able to navigate today’s challenging environment. In 2023, we embarked on a new strategy to optimize our in-force business, which we coined as “Kingstone 3.0”.  The four pillars of this new strategy entail:

1.	Aggressively reducing the non-Core book of business, which has had a disproportionately negative impact on underwriting results.
2.	Adjusting pricing to stay ahead of loss trends, including inflation.
3.	Tightly managing reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML.
4.	Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024.

See detailed description of Kingstone 2.0 and Kingstone 3.0 in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) in this Annual Report.

Underwriting and Claims Management Philosophy

Our underwriting philosophy is to target niche segments for which we have detailed expertise and can take advantage of market conditions. We monitor results on a regular basis and our Select producers are reviewed by management on at least a semi-annual basis.

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

Our active policyholders are located primarily in the downstate regions of New York State, our Core business. Under Kingstone 3.0, we are reducing our non-Core Northeast markets, which include New Jersey, Rhode Island, Massachusetts and Connecticut. In addition, we are licensed to write insurance policies in Maine, New Hampshire and Pennsylvania.

In 2022, we made the decision to reduce our footprint outside New York due to profitability concerns. We entered these states to diversify Kingstone’s footprint starting in 2017, and they have had a disproportionate impact on our underwriting results, especially in 2022.  We have attempted to address these challenges and achieve profitability with a series of rate and underwriting actions, but the impact we have worked towards was largely nullified by inflation. In addition to a new business moratorium in our non-Core states of Connecticut, Massachusetts, New Jersey and Rhode Island, we have been actively non-renewing policies subject to regulatory constraints and have materially lowered commission rates to our producers.  Subject to our withdrawal agreement with the state of New Jersey, we will be non-renewing our entire book in such state over a two year period starting January 1, 2024.  These actions reduced the size of our policies in force outside New York by 48% in 2023.

In 2023, KICO was the 15th largest writer of homeowners insurance in the State of New York, according to data compiled by S&P Capital IQ. Based on the same data, in 2023, we had a 1.6% market share for this business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York and other states. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in Northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region. Additionally, some of our largest competitors historically have stopped writing business this year.

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

We engage an independent external actuarial specialist (the “Appointed Actuary”) to opine on our recorded statutory reserves. The Appointed Actuary estimates a range of ultimate losses, along with a range and recommended central estimate of IBNR reserve amounts. Our carried IBNR reserves are based on an internal actuarial analysis and reflect management’s best estimate of unpaid loss and LAE liabilities, and fall within the range of those determined as reasonable by the Appointed Actuary.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Revenue and Expense Items” in Item 7 of this Annual Report and Note 2 and Note 11 in the accompanying consolidated financial statements for additional information and details regarding loss and LAE reserves.

Reconciliation of Loss and Loss Adjustment Expenses

The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended
	December 31,
	2023	2022

Balance at beginning of period	$118,339,513	$94,948,745
Less reinsurance recoverables	(27,659,500)	(10,637,679)
Net balance, beginning of period	90,680,013	84,311,066

Incurred related to:
Current year	82,856,483	85,690,180
Prior years	(7,273)	2,699,862
Total incurred	82,849,210	88,390,042

Paid related to:
Current year	49,146,173	49,602,585
Prior years	35,853,838	32,418,510
Total paid	85,000,011	82,021,095

Net balance at end of period	88,529,212	90,680,013
Add reinsurance recoverables	33,288,650	27,659,500
Balance at end of period	$121,817,862	$118,339,513

Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.

Loss and Loss Adjustment Expenses Development

The table below shows the net loss development of reserves held as of each calendar year-end from 2013 through 2023.

The first section of the table reflects the changes in our loss and LAE reserves after each subsequent calendar year of development. The table displays the re-estimated values of incurred losses and LAE at each succeeding calendar year-end, including payments made during the years indicated. The second section of the table shows by year the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. An example with respect to the net loss and LAE reserves of $17,139,000 as of December 31, 2013 is as follows. By December 31, 2015 (two years later), $10,629,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2013. The re-estimated ultimate reserves two years later for those claims as of December 31, 2013 had grown to $18,332,000.

The “cumulative redundancy (deficiency)” represents, as of December 31, 2023, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	17,139	21,663	23,170	25,960	32,051	40,526	64,770	62,647	84,311	90,680	88,529
Net reserve estimated as of One year later	18,903	21,200	23,107	25,899	33,203	51,664	64,811	62,632	87,011	90,673
Two years later	18,332	21,501	24,413	26,970	42,723	55,145	65,113	65,339	88,418
Three years later	18,687	22,576	25,509	33,298	43,780	56,346	67,291	67,135
Four years later	19,386	23,243	28,638	33,342	43,973	58,048	68,612
Five years later	19,449	25,442	28,506	33,120	43,774	57,957
Six years later	20,265	25,353	28,849	32,936	43,777
Seven years later	20,069	25,445	28,734	32,617
Eight years later	20,129	25,324	28,499
Nine years later	19,963	25,200
Ten years later	19,853
Net cumulative redundancy (deficiency)	(2,714)	(3,537)	(5,329)	(6,657)	(11,726)	(17,431)	(3,842)	(4,488)	(4,107)	7

(in thousands of $)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	6,156	8,500	8,503	9,900	15,795	23,075	27,454	20,137	32,419	35,854
Two years later	10,629	12,853	14,456	17,187	26,168	35,924	35,142	30,262	47,547
Three years later	13,571	16,564	19,533	23,484	32,704	40,264	42,365	40,702
Four years later	16,166	19,838	22,816	27,203	35,510	45,085	49,581
Five years later	17,262	21,976	25,210	28,833	37,846	48,650
Six years later	18,265	23,280	26,298	30,141	39,596
Seven years later	18,954	24,146	26,945	30,693
Eight years later	19,511	24,633	27,013
Nine years later	19,635	24,654
Ten years later	19,640

Net reserve -
December 31,	17,139	21,663	23,170	25,960	32,051	40,526	64,770	62,647	84,311	90,680	88,529
* Reinsurance Recoverable	17,364	18,250	16,707	15,777	16,749	15,671	15,728	20,154	10,638	27,660	33,289
* Gross reserves -
December 31,	34,503	39,913	39,877	41,737	48,800	56,197	80,499	82,801	94,949	118,340	121,818

Net re-estimated reserve	19,853	25,200	28,499	32,617	43,777	57,957	68,612	67,135	88,418	90,673
Re-estimated reinsurance recoverable	22,135	23,289	21,143	20,390	20,504	18,535	14,944	19,105	10,524	27,209
Gross re-estimated reserve	41,988	48,489	49,642	53,007	64,281	76,492	83,556	86,240	98,942	117,882
Gross cumulative redundancy (deficiency)	(7,485)	(8,576)	(9,765)	(11,270)	(15,481)	(20,295)	(3,057)	(3,439)	(3,993)	458

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

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”).Upon the expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”).

Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold. The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Our maximum net retention under the 2021/2023 Treaty and excess of loss treaties for any one personal lines occurrence for dates of loss on or after December 31, 2021 through January 1, 2024 was $700,000. Effective January 1, 2024 through January 1, 2025, our maximum net retention under the 2024/2025 Treaty increased to $730,000. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provides 50% reinsurance coverage for losses, other than from a named storm, of $400,000 in excess of $600,000. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. From January 1, 2022 through January 1, 2024, under the Underlying XOL Treaty, our maximum net retention for any one personal lines occurrence was further reduced from the retention of $700,000 under the 2021/2023 Treaty and the 2023/2024 Treaty to $500,000. From January 1, 2024 through January 1, 2025, under the Underlying XOL Treaty, our maximum net retention for any one personal lines occurrence was reduced from the retention of $730,000 under 2024/2025 Treaty to $530,000.

We previously earned ceding commission revenue under the quota share reinsurance treaties based on a provisional commission rate on all premiums ceded to the reinsurers as adjusted by a sliding scale based on the ultimate treaty year loss ratios on the policies reinsured under each agreement. The sliding scale provided minimum and maximum ceding commission rates in relation to specified ultimate loss ratios. Under the 2021/2023 Treaty and the 2023/24 Treaty, KICO received a fixed provisional rate with no adjustment for sliding scale contingent commissions. Under the 2024/2025 Treaty, KICO will receive a fixed provisional rate with no adjustment for sliding scale contingent commissions.

The 2021/2023 Treaty, 2023/2024 Treaty and 2024/2025 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior treaties. Under a “net” arrangement, all catastrophe reinsurance coverage is purchased directly by us. Since we pay for all of the catastrophe coverage, none of the losses covered under a catastrophic event will be included in the quota share ceded amounts.

In 2023, we purchased catastrophe reinsurance to provide coverage of up to $325,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-100 year storm event. Effective December 31, 2021 through January 1, 2023, losses on personal lines policies are subject to the 2021/2023 Treaty, which covered 26% of catastrophe losses and resulted in a net retention by us of $7,400,000 of exposure per catastrophe occurrence. Effective January 1, 2023 through January 1, 2024, losses on personal lines policies were subject to the 2023/2024 Treaty, which covered 12.5% of catastrophe losses and resulted in a net retention by us of $8,750,000 of exposure per catastrophe occurrence. Effective January 1, 2024 through January 1, 2025, losses on personal lines policies will be subject to the 2024/2025 Treaty, which will cover 5.0% of catastrophe losses and will result in a net retention by us of $9,500,000 of exposure per catastrophe occurrence. From July 1, 2020 through June 30, 2022, we had reinstatement premium protection on the first $70,000,000 layer of catastrophe coverage in excess of $10,000,000. Effective July 1, 2022 and through June 30, 2023, we had reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000. Effective July 1, 2023 and through June 30, 2024, we have reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Revenue and Expense Items” in Item 7 of this Annual Report and Note 2 and Note 11 in the accompanying consolidated financial statements for additional information.

Ratings

Many insurance buyers, agents, brokers and secured lenders use the ratings assigned by ratings agencies to assist them in assessing the financial strength and overall quality of the companies with which they do business and from which they are considering purchasing insurance or in determining the financial strength of the company that provides insurance with respect to the collateral they hold.  Financial strength ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not an evaluation directed at investors. We currently have a Demotech rating of A (Excellent) which qualifies our policies for banks and finance companies. Demotech is the rating agency most commonly used by carriers focused on coastal property risks. The previous ratings from A.M. Best and Kroll Rating Agency for KICO and Kingstone Companies, Inc. were withdrawn at our request.

Catastrophe Losses

In 2023 we had catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers. Our predominant market, downstate New York, was affected by several events during 2023, one of which was a named storm, and one was a major freezing event. The effects of catastrophes during 2023 increased our net loss ratio by 7.1 percentage points. We were affected by several events during 2022, including the remnants of Hurricane Ida, as one of the named storms. The effects of catastrophes during 2022 increased our net loss ratio by 6.7 percentage points.

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

In 2017, the DFS implemented new comprehensive cybersecurity regulations, which became effective on March 1, 2017, with transitional implementation periods.   On November 1, 2023, the DFS adopted substantive amendments updating the 2017 cybersecurity regulations. The adopted regulations require that a covered entity’s chief information security officer (“CISO”) have sufficient authority to ensure that cybersecurity risks are appropriately managed and require the CISO to report material cybersecurity issues. Covered entities are further required under the amendments to implement asset inventory management, develop and implement a business continuity and disaster recovery plan, and maintain backups protected from unauthorized alterations or destruction. The regulations update certain cybersecurity event reporting requirements, including notice and explanation of extortion payments, and amends the April 15 annual reporting requirement to include a written acknowledgment of any areas of material noncompliance and remediation plans signed by the entity’s highest-ranking executive and the CISO. Finally, the regulations update the factors the Superintendent may consider in assessing violations.

The newly-adopted regulations also apply newly enhanced requirements around periodic system testing, record keeping and maintenance of written incident and recovery plans. They further mandate specific technical approaches such as blocking common passwords and the use of multifactor authentication in certain instances.

In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. It established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. In December 2013, the FIO issued a report (as required under the Dodd-Frank Act) entitled “How to Modernize and Improve the System of Insurance Regulation in the United States”, which stated that, given the “uneven” progress the states have made with several near-term state reforms, should the states fail to accomplish the necessary modernization reforms in the near term, “Congress should strongly consider direct federal involvement.” The FIO continues to support the current state-based regulatory regime, but will consider federal regulation should the states fail to take steps to greater uniformity (e.g., federal licensing of insurers.) In its September 2022 Annual Report on the Insurance Industry (the “Report”), the FIO provided an overview of its statutory responsibilities and its role. The Report then summarized the FIO’s key activities since those described in its prior Annual Report on the Insurance Industry. The Report observed that, in 2021, the property/casualty sector direct premium written was $798 billion, a 9% growth over 2020 levels, the highest annual growth in the past decade. In September 2021, the FIO issued a Preemption Report. This document noted “that during the fiscal year ending September 30, 2021, FIO did not take any action regarding the preemption of any state insurance measures that were inconsistent with a covered agreement.” In addition to reviewing the financial status of the property/casualty industry, the Report includes Topical Updates and FIO activities, climate change, mitigation and resilience and Cyber Risks, Ransomware, and Cyber Insurance. The FIO’s September 2023 annual report made similar observations as prior years, including noting in the preceding year’s Preemption Report a lack of “any action regarding the preemption of any state insurance measures that were inconsistent with a covered agreement.” The 2023 report further noted that, since the 2022 report, the FIO issued a proposal for the collection of data from insurers to assess climate-related risks across the United States. The request for comment explained that the FIO proposes to collect data from property and casualty insurers regarding current and historical underwriting data on homeowners’ insurance at the zip code level, in order to “assist FIO’s assessment of climate-related exposures and their effects on insurance availability for policyholders, including whether climate change may create the potential for any major disruptions of private insurance coverage in regions of the country that are particularly vulnerable to climate change impacts.”

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

In 2022, the New York legislature passed legislation to greatly expand wrongful death actions. This bill sought to expand the categories of claimants and scope of losses for which a wrongful death lawsuit could be brought. The bill was vetoed in January 2023. It was again passed in identical form in 2023 and again vetoed in December 2023.The bill was reintroduced in identical form in February 2024.

In 2023, two related bills were chaptered amending the time periods available to an insurer for the investigation and settlement of claims arising out of states of emergency and disasters. This bill codified elements of existing regulations but shortened certain time periods and added additional reporting requirements. Specifically, the law requires that, within fifteen business days after receiving all the items, statements, and forms that the insurer required from the claimant for a non-commercial claim not suspected to be related to arson, the insurer advise the claimant in writing whether the insurer has accepted or rejected the claim. An insurer would be allowed two extensions of fifteen additional business days to continue its investigation, provided that the insurer notifies the claimant of the reasons additional time is needed for the investigation, with the second extension being available if the property is inaccessible. Commercial claims are granted a one-time thirty-day extension to determine whether the claim should be accepted or rejected, and additional thirty-day extensions are available if certain written notifications are made. If the insurer has accepted the claim, the claimant will have to be notified of the amount the insurer is offering to settle the claim and of all applicable policy provisions regarding the claimant's right to reject and appeal the insurer's offer. If the insurer rejects the claim, the insurer will have to inform the claimant of all applicable policy provisions regarding the claimant's right to appeal the decision including policy information, insurer contact information and DFS complaint filing procedure information. An insurer will be required to pay the claim not later than four business days from the settlement of the claim.

The DFS released a proposed circular letter regarding the use of “external consumer data and information sources (“ECDIS”) and artificial intelligence systems (“AIS”) by insurers. In broad strokes it reiterates the need to make sure that AI processes do not lead to outcomes that run afoul of the extensive body of existing anti-discrimination laws, including use of credit as governed by Insurance Law Article 28 credit usage. The circular letter does not have the force of law, but articulated DFS’ expectations about the use of AIS and ECDIS. In the past, the release of a circular letter has preceded the issuance of draft and eventually final regulations in the area addressed.

State Regulatory Examinations

As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The DFS commenced its examination of KICO in 2023 for the years 2019 through 2022. The examination is expected to be completed in 2024.

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is above the ACL. As of December 31, 2023, the ratio of TAC to ACL was 4.45 and is in compliance with New York’s RBC requirements.

Dividend Limitations

Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends may be paid, without the need for DFS approval, from unassigned surplus and are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends by KICO paid during such period. At December 31, 2023, unassigned deficit was $7,661,958, and, accordingly, dividends may not be paid without DFS approval. See Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends”) of this Annual Report for a further discussion as to KICO’s ability to pay dividends to us.

Insurance Regulatory Information System Ratios

The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2023, KICO had one ratio outside the usual range.

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

Employees

As of December 31, 2023, we had 84 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.

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

Because of the exposure of our property and casualty business to catastrophic events and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We currently have catastrophe reinsurance coverage with regard to losses of up to $325,000,000 ($315,000,000 in excess of $10,000,000). Effective January 1, 2024, $10,000,000 of losses in a catastrophe are subject to a quota share reinsurance treaty, which covers 5.0% of catastrophe losses such that we retain $9,500,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $315,000,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

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

A financial strength rating assigned to our insurance subsidiary was withdrawn at its request; this may impact our revenues and earnings.

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

In July 2023, A.M. Best withdrew the financial strength rating and long-term issuer credit rating of KICO at KICO’s request. Previously, A.M. Best’s public rating for Kingstone Companies, Inc. was withdrawn.

Management believes that A.M. Best’s financial strength rating is more significant with regard to commercial liability insurance, as opposed to personal lines business. Since we have discontinued our commercial lines business, we believe that the withdrawal of A.M. Best’s ratings will not result in a material decrease in the amount of business that KICO will be able to write. Also, KICO has a Demotech financial stability rating of A (Exceptional) which generally makes its policies acceptable to mortgage lenders that require homeowners to purchase insurance from highly-rated carriers.

However, a prior A.M Best ratings downgrade resulted in a material decrease in the business of our subsidiary, Cosi, a multi-state licensed general agency that had partnered with name-brand carriers which require an A.M. Best “A-” rating from its partners.

The impact of pandemics and other public health issues (like COVID-19) and related risks could materially affect our results of operations, financial position and/or liquidity.

Beginning in March 2020, the global pandemic related to COVID-19 began to impact the global economy and our results of operations. Risks presented by the effects of pandemics like COVID-19 include, among others, the following:

Investments. Our corporate fixed income portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries. In addition, in recent years, many state and local governments have been operating under deficits or projected deficits. The severity and duration of these deficits could have an adverse impact on the collectability and valuation of our municipal bond portfolio. Our investment portfolio also includes mortgage-backed securities which could be adversely impacted by declines in real estate valuations and/or financial market disruption. Further disruptions in global financial markets could adversely impact our net investment income in future periods.

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

At the closing of the Exchange Agreement, the Exchanging Noteholders exchanged their respective 2017 Notes for, among other things, new 12.0% Senior Notes due December 30, 2024 in the aggregate principal amount of $19,950,000 (the “2022 Notes”). Pursuant to the Exchange Agreement, we are required to satisfy certain financial covenants, among other covenants, related to our performance. In the event we do not satisfy such covenants, the holders of the 2022 Notes could declare a default and seek to accelerate the due date for payment, among other remedies. We were not in compliance with one of such covenants as of September 30, 2023; however, we received a waiver from the required holders of the 2022 Notes with regard to such failure to comply. We were in compliance with such covenant as of December 31, 2023.

We may not be able to generate sufficient cash to service our debt obligations, including the 2022 Notes, which may affect our ability to continue as a going concern.

Our ability to make payments on our indebtedness, including the 2022 Notes, will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a sufficient level of cash flows from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness. If we are unable to service the debt obligation under the 2022 Notes, we may not have the ability to continue as a going concern.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, including with regard to our indebtedness due on December 30, 2024, or our ability to obtain credit on acceptable terms.

As indicated above, our $19,950,000 in aggregate principal amount of 12.0% Senior Notes are due on December 30, 2024. The capital and credit markets can experience periods of volatility and disruption. In some cases, markets have exerted downward pressure on the availability of liquidity and credit capacity. In the event that we need access to additional capital to support our operating expenses, make payments on our outstanding and any future indebtedness, pay for capital expenditures, or increase the amount of insurance that we seek to underwrite or to otherwise grow our business, our ability to obtain such capital may be limited and the cost of any such capital may be significant. Our access to additional financing will depend on a variety of factors, such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity as well as lenders’ perception of our long or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors occurs, our internal sources of liquidity may prove to be insufficient and, in such case, we may not be able to successfully obtain additional financing on favorable terms.

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

Approximately 88% of our revenue is currently derived from sources located in the State of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the state. Changes in any of these conditions could make it costlier or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

We are highly dependent on a relatively small number of insurance brokers for a large portion of our revenues.

We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. For the year ended December 31, 2023, 35 brokers provided a total of 40% of our total gross premiums written. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.

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

As a holding company, we are dependent on the results of operations of our subsidiary, KICO; there are restrictions on the payment of dividends by KICO; our ability to pay the principal of the 2022 Notes on the due date of December 30, 2024 may be limited by these restrictions.

We are a holding company and a legal entity separate and distinct from our operating subsidiary, KICO. As a holding company with limited operations of our own, currently the principal sources of our funds are dividends and other payments from KICO. Consequently, we must rely on KICO for our ability to repay debts, pay expenses and pay cash dividends to our stockholders.

State insurance laws limit the ability of KICO to pay dividends from unassigned surplus and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2023, KICO could not pay any dividends to us without prior regulatory approval due to negative unassigned surplus of approximately $7,662,000. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies. Our ability to pay the principal amount of the 2022 Notes on December 30, 2024 may be limited by these regulatory constraints.

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

Our future success will depend, in part, upon the efforts of Meryl Golden, our President and Chief Executive Officer, and Barry Goldstein, our Executive Chairman. The loss of Ms. Golden or Mr. Goldstein or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition prevailing in the market for qualified personnel. Ms. Golden and we are parties to an employment agreement which expires on December 31, 2024. Mr. Goldstein and we are parties to an employment agreement which expires on the earlier of December 31, 2024 or at the time of our 2024 annual meeting of stockholders if he is not re-elected Chairman of the Board at such time.

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

We have effective registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), covering an aggregate of 1,900,000 shares of our common stock issuable under our 2014 Equity Participation Plan (the “2014 Plan”).

As of December 31, 2023, options to purchase 107,201 shares of our common stock, and 550,581 shares subject to unvested restricted stock grants, were outstanding under the 2014 Plan and 584,596 shares were reserved for issuance thereunder. The shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by our affiliates. As of December 31, 2023, there were also outstanding warrants for the purchase of 969,525 shares of our common stock. The shares issuable pursuant to an exercise of the warrants may be freely tradeable in the public market under certain circumstances.

The 2014 Plan terminates in August 2024. We plan to submit to our stockholders for approval a new 2024 equity participation plan.

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

In addition, our board of directors is authorized to designate and issue preferred stock without further stockholder approval, and we may issue other equity and equity-related securities that are senior to our common stock in the future for a number of reasons, including, without limitation, to repay our indebtedness, support operations and growth, maintain our capital ratios, and comply with any future changes in regulatory standards.

Our executive officers and directors own a substantial number of shares of our common stock. This will enable them to significantly influence the vote on all matters submitted to a vote of our stockholders.

As of March 21, 2024, our executive officers and directors beneficially owned 1,349,810 shares of our common stock, representing 12.2% of the outstanding shares of our common stock.

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

We do not currently pay dividends and are restricted pursuant to our debt agreement from paying dividends.

We have not paid cash dividends since September 2022. Our future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. In addition, pursuant to the Exchange Agreement, we are not permitted to pay any cash dividends without the approval of the holders of a majority of the outstanding principal amount of the 2022 Notes. Therefore, we can give no assurance that any dividends will be paid to holders of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We regularly assess risks from cybersecurity threats; monitor our information systems for potential vulnerabilities; and test those systems pursuant to our cybersecurity policies, processes, and practices, which are integrated into our overall risk management program. To protect our information systems from cybersecurity threats, we use various security tools that are designed to help identify, escalate, investigate, resolve, and recover from security incidents in a timely manner.

KICO’s Risk Management Committee, which is comprised of representatives of its technology team, assesses risks based on probability and potential impact on key business systems and processes. Risks that are considered high are incorporated into its overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the Risk Management Committee and tracked as part of its overall risk management program overseen by the Corporate Sustainability and Risk Management Committee of our Board of Directors.

We collaborate with third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of cybersecurity risks, as well as to support associated mitigation plans when necessary.

Additionally, we require security training for all employees on a quarterly basis. The training covers a wide range of topics, including phishing, social engineering and data protection.

Risk Management

We assess and identify security risk to the organization by:

•	conducting assessments of risk, including likelihood and magnitude, from unauthorized access, use, disclosure, disruption, modification or destruction of information systems and the related information processes, stored or transmitted;
•	performing risk assessments and producing security assessment reports that document the results of the assessment for use and review by information technology senior leadership, including the Chief Technology Officer;
•	ensuring security controls are assessed for effectiveness, are implemented correctly, operating as intended and producing the desired outcome; and
•	continuously scanning for vulnerabilities and remedying all vulnerabilities in accordance with the associated risk.

We have not experienced a material cybersecurity breach in the past five years and, as a result, there have been no charges related to a breach in the past five years. Moreover, no risks from cybersecurity threats have materially affected our business strategy, results of operations, or financial condition. While we have implemented processes and procedures that we believe are tailored to address and mitigate the cybersecurity threats that we face, there can be no assurances that such an incident will not occur despite our efforts, as more fully described in Item 1A (“Risk Factors – Our business could be adversely affected by a security breach or other attack involving our computer systems or those of one or more of our vendors.”) in this Annual Report.

Monitoring

We have established a continuous monitoring strategy and program, which includes:

•	a set of defined security metrics to be monitored;
•	performance of security control assessments on an ongoing basis;
•	addressing results of analysis and reporting security status to the executive team;
•	monitoring information systems to detect attacks and indicators of potential attacks;
•	identification of unauthorized use of the information system resources; and
•	deployment of monitoring devices strategically within the information system environment.

Governance

Our Corporate Sustainability and Risk Management Committee of the Board of Directors has been delegated the power and authority to oversee and make recommendations to the Board with regard to our overall approach to risks relating to business operations, including with regard to information technology and cybersecurity. In an annual presentation, the committee received a presentation from our Chief Technology Officer regarding our approach to cybersecurity, which included the following topics: the confidentiality of nonpublic information and the integrity and security of our information system, the cybersecurity policies and procedures, material cybersecurity risks to us, and the overall effectiveness of our Company’s cybersecurity program.

ITEM 2. PROPERTIES.

Our principal executive offices are currently located at 15 Joys Lane, Kingston, New York 12401. Our insurance underwriting business is located principally at 15 Joys Lane, Kingston, New York 12401. Until March 2024, our insurance underwriting business also maintained an executive office located at 70 East Sunrise Highway, Valley Stream, New York 11581, at which we leased 4,985 square feet of space. In March 2024, the lease expired and was not renewed.

We own the building and the surrounding property at which our insurance underwriting business principally operates, free of mortgage. The property consists of a complex which includes the office building discussed above, a house and vacant land located in Kingston, New York. In late 2023, the property was rezoned to allow for residential development.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on The Nasdaq Capital Market under the symbol “KINS.”

Holders

As of March 21, 2024, there were 229 record holders of our common stock.

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

Our ability to pay dividends depends, in part, on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. In addition, there are restrictions related to surplus and net investment income. Without the prior approval of the DFS, dividends may be paid by insurance carriers from unassigned surplus and are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2023, KICO could not pay any dividends to us without prior regulatory approval due to negative unassigned surplus of approximately $7,662,000. KICO has agreed with the DFS that when KICO satisfies the regulatory requirements that allow for the payment of dividends, KICO must receive approval from the DFS to pay dividends. See “Business – Government Regulation”, “Risk Factors – As a holding company, we are dependent on the results of operations of our subsidiary, KICO; there are restrictions on the payment of dividends by KICO; our ability to pay the principal amount of the 2022 Notes on the due date of December 30, 2024 may be limited by these regulatory constraints”  and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1, 1A and 7, respectively, of this Annual Report.

In addition, pursuant to the Exchange Agreement, we are not permitted to pay any cash dividends without the approval of the holders of a majority of the outstanding principal amount of the 2022 Notes. Therefore, we can give no assurance that any dividends will be paid to holders of our common stock.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2023 and 2022, respectively, 88.3% and 80.6% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of December 31, 2023 and 2022, there were no commercial liability policies in-force. As of December 31, 2023, these expired policies represent approximately 15.8% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

Critical Accounting Estimates

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

See below a description of these critical accounting estimates. Also, see Note 2 to the consolidated financial statements following Item 16 of this Annual Report.

Loss and Loss Adjustment Expense Reserves

Property and Casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses.  The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies.  Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs.  The below table provides detail of our reserves as of December 31, 2023 and 2022:

	As of			As of
	December 31, 2023			December 31, 2022

($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$67,108	$19,538	$47,570	$62,745	$16,619	$46,126
Case LAE	5,726	1,121	4,605	5,543	898	4,645
IBNR loss	37,262	10,665	26,597	42,687	10,023	32,664
IBNR LAE	11,722	1,965	9,757	7,364	120	7,244
Total	$121,818	$33,289	$88,529	$118,340	$27,660	$90,679

(Components may not sum due to rounding)

Case Reserves – Reserves for reported losses are based on an estimate of ultimate loss costs of an individual claim derived from individual case-basis valuations, actual claims paid, pending claims, statistical analyses and various actuarial reserving methodologies.

IBNR Reserves – IBNR reserves are estimates of claims that have occurred but as to which we have not yet been notified to establish the case reserve.  IBNR is determined using historical information aggregated by line of insurance and adjusted to current conditions.

Reinsurance

We purchase reinsurance to manage our underwriting risk on certain policies.  Reinsurance receivables represent management’s best estimate of loss and LAE recoverable from reinsurers.  Reinsurance receivables are estimated using the same methodologies as loss and LAE reserves.  Changes in the methods and assumptions used could result in significant variances between actual and estimated losses.

Deferred Income Taxes

Our effective tax rate is based on GAAP income at statutory tax rates, adjusted for non-taxable and non-deductible items, and tax credits. Changes in estimates used in preparing the income statement could result in significant changes to our deferred tax asset or liability.

Deferred tax assets or liabilities are recognized for estimated future tax consequences which result in differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. These assets and liabilities are carried at the enacted tax rates expected to apply when the asset or liability is expected to be recovered or settled. Changes in estimates and assumptions in the income statement, or changes in the enacted tax rate, could result in significant variances between our carried deferred tax and tax recognized on the recovery or settlement of the asset or liability.

Investments

Bonds are classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”), and stocks are generally classified as AFS. Investments classified as HTM are carried at amortized cost, which requires very little judgement. Investments classified as AFS are generally carried at fair value with an unrealized gain/loss recorded in income.  Actual results could vary significantly to the fair values recognized in the income statement.

Kingstone 2.0 (completed) and Kingstone 3.0 (underway)

Beginning in the fourth quarter of 2019, a series of strategic initiatives, coined “Kingstone 2.0”, were commenced to modernize our company. The pillars of the new strategy were as follows:

1.	Strengthen the management team by adding highly qualified professionals with deep domain experience and diverse backgrounds;

2.

Reduce expenses and increase efficiency by embracing technology, including converting to a new policy management system, retiring multiple legacy systems and starting up a new claims system, among other technology initiatives;

3.	Develop and implement a new, more highly segmented product suite (Kingstone Select) which better matches rate to risk using advanced analytics and an abundance of data; and

4.

Better manage our catastrophe exposure in order to reduce loss cost and the growth rate of our probable maximum loss (“PML”) in order to mitigate the impact of the emerging “hard market” in catastrophe reinsurance.

We announced the substantive completion of Kingstone 2.0 in late 2022 and embarked on a new strategy to optimize our in-force business, which we coined as “Kingstone 3.0”. The four pillars of this new strategy entail:

1.

Aggressively reducing the non-Core book of business, which has had a disproportionately negative impact on underwriting results, by slowing new business, re-underwriting the book, culling the agent base, reducing commissions, or other means, subject to regulatory constraints. We stopped writing all new non-Core business and have been aggressively reducing policy count. As of December 31, 2023, our non-Core policy count was down by 48% compared to December 31, 2022;

41

2.

Adjusting pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensuring all policyholders are insured to value. Inflation has been a dominant headwind that is showing signs of stabilizing. We have been cognizant that inflation’s impact on loss costs places added pressure on premiums and, as such, we have been more frequent and aggressive with our rate change requests. Similarly, home replacement values reflect that same inflationary pressure. In September 2023, we completed our first cycle of valuation adjustments, making sure that all homes were insured to value. As a result, we have seen a rise in premiums attributable to the heightened replacement costs. Overall average written premium for our legacy Core homeowners policies for the last 12 months, reflecting both rate and replacement cost changes, increased by 24.4%;

3.

Tightly managing reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML. We needed to contain our exposure to spiking reinsurance pricing. We did so and were able to reduce the required limit to be purchased while maintaining our same risk tolerance. We used all the tools available to us to limit new business that was deemed to be too expensive and at the same time re-underwrote the book to cull those risks which presented the greatest risk. The combination of stricter new business underwriting and increased non-renewals gave rise to the 5.8% decline in policy count for our Core business. We have now reverted most of our new business underwriting standards back to what they were previously so Core new business growth should increase going forward; and

4.

Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024. For the year ended December 31, 2023, we achieved our goal, with a net underwriting expense ratio of 32.9%, a reduction of 3.1 points compared to the year ended December 31, 2022.

See the tables below comparing the quarterly trends and changes from our Core and non-Core business for policies in force and direct written premiums from September 30, 2022 through December 31, 2023. For the three months ended December 31, 2023, our Core direct written premiums increased by 7.0% compared to the three months ended September 30, 2022, while Core policies in force decreased by 5.8% as of December 31, 2023. For the same periods, our non-Core policies in force decreased by 50.8% and non-Core direct written premiums decreased by 44.5%. We believe that the above actions taken will continue to have the intended effect and will result in a return to annual profitability.

	For the Three Months Ended
	September 30, 2022	December 31, 2022	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
(000’s except percentages and Policies in Force)

Policies In Force, as of end of Three Month Period
Core	71,705	71,359	72,081	70,132	68,498	67,575
Non-Core	22,007	20,695	18,945	16,224	13,457	10,823
Total policies in force	93,712	92,054	91,026	86,356	81,955	78,398

Direct written premiums
Core	$43,949	$43,923	$41,427	$42,211	$46,025	$47,027
Non-Core	10,642	9,978	6,170	5,435	5,966	5,911
Total direct written premiums	$54,592	$53,901	$47,597	$47,647	$51,992	$52,938

Change from September 30, 2022
Core
Policies In Force
$ change	na	$(346)	$376	$(1,573)	$(3,207)	$(4,130)
% change	na	-0.5%	0.5%	-2.2%	-4.5%	-5.8%
Direct written premiums
$ change	na	$(26)	$(2,522)	$(1,738)	$2,076	$3,078
% change	na	-0.1%	-5.7%	-4.0%	4.7%	7.0%

Non- Core
Policies In Force
$ change	na	$(1,312)	$(3,062)	$(5,783)	$(8,550)	$(11,184)
% change	na	-6.0%	-13.9%	-26.3%	-38.9%	-50.8%
Direct written premiums
$ change	na	$(664)	$(4,472)	$(5,207)	$(4,676)	$(4,731)
% change	na	-6.2%	-42.0%	-48.9%	-43.9%	-44.5%

(Components may not sum due to rounding)

Consolidated Results of Operations

The following table summarizes the changes in the results of our operations for the periods indicated:

Years ended December 31,
($ in thousands)	2023	2022	Change	Percent
Revenues
Direct written premiums	$200,175	$201,255	$(1,080)	(0.5	) %
Assumed written premiums	-	-	-	na	%
200,175	201,255	(1,080)	(0.5)%
Ceded written premiums
Ceded to quota share treaties (1)	51,125	47,409	3,716	7.8%
Ceded to excess of loss treaties	7,122	3,880	3,242	83.6%
Ceded to catastrophe treaties	48,317	42,952	5,365	12.5%
Total ceded written premiums	106,564	94,241	12,323	13.1%

Net written premiums	93,611	107,014	(13,403)	(12.5)%

Change in unearned premiums
Direct and assumed	1,871	(9,733)	11,604	na	%
Ceded to quota share treaties (1)	18,903	17,104	1,799	10.5%
Change in net unearned premiums	20,774	7,371	13,403	181.8%

Premiums earned
Direct and assumed	202,046	191,522	10,524	5.5%
Ceded to reinsurance treaties	(87,661)	(77,137)	(10,524)	(13.6)%
Net premiums earned	114,384	114,385	(1)	-%

Ceding commission revenue (1)	21,053	19,319	1,734	9.0%
Net investment income	6,009	4,937	1,072	21.7%
Net gains (losses) on investments	2,135	(9,392)	11,527	na	%
Other income	610	910	(300)	(33.0)%
Total revenues	144,191	130,159	14,032	10.8%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	111,997	114,943	(2,946)	(2.6)%
Losses from catastrophes (2)	11,944	13,106	(1,162)	(8.9)%
Total direct and assumed loss and loss adjustment expenses	123,940	128,048	(4,108)	(3.2)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	37,302	34,185	3,117	9.1%
Losses from catastrophes (2)	3,789	5,474	(1,685)	(30.8)%
Total ceded loss and loss adjustment expenses	41,091	39,658	1,432	3.6%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	74,694	80,758	(6,064)	(7.5)%
Losses from catastrophes (2)	8,155	7,632	523	6.9%
Net loss and loss adjustment expenses	82,849	88,390	(5,541)	(6.3)%

Commission expense	33,365	34,582	(1,217)	(3.5)%
Other underwriting expenses	25,910	26,697	(787)	(2.9)%
Other operating expenses	2,456	3,113	(657)	(21.1)%
Depreciation and amortization	2,973	3,300	(327)	(9.9)%
Interest expense	4,003	2,019	1,984	98.3%
Total expenses	151,556	158,102	(6,545)	(4.1)%

Loss before taxes	(7,365)	(27,942)	20,577	73.6%
Income tax benefit	(1,197)	(5,418)	4,221	77.9%
Net loss	$(6,168)	$(22,525)	$16,356	72.6%

(Columns in the table above may not sum to totals due to rounding)

(1)	Effective December 31, 2021, we entered into a 30% personal lines quota share treaty.

(2)

The years ended December 31, 2023 and 2022 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Years Ended December 31,
	2023	2022	Percentage Point Difference	Percent Change

Key ratios:
Net loss ratio	72.4%	77.3%	(4.9)	(6.3)%
Net underwriting expense ratio	32.9%	36.0%	(3.1)	(8.6)%
Net combined ratio	105.3%	113.3%	(8.0)	(7.1)%

Direct Written Premiums

Direct written premiums during the year ended December 31, 2023 (“Year Ended 2023”) were $200,175,000 compared to $201,255,000 during the year ended December 31, 2022 (“Year Ended 2022”). The decrease of $1,080,000, or 0.5%, was primarily due to a decrease in premiums from our personal lines business.

Direct written premiums from our personal lines business for Year Ended 2023 were $185,426,000, a decrease of $2,679,000, or 1.4%, from $188,105,000 in Year Ended 2022. The 1.4% decrease in premiums from our personal lines business was primarily due to the decrease in premiums associated with our non-Core business of 39.8% offsetting a 8.6% increase in our Core business. The decrease in our non-Core business premiums and the increase in our Core business premiums is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Year Ended 2023 were $14,648,000, an increase of $1,655,000, or 12.7%, from $12,993,000 in Year Ended 2022. The increase in livery physical damage direct written premiums was due to an increasing number of policies and an increase in the values of the autos insured.

Direct written premiums from our Core business were $176,692,000 in Year Ended 2023 compared to $162,255,000 in Year Ended 2022, an increase of $14,437,000, or 8.9%. Policies in force from our Core business decreased by 5.3% in Year Ended 2023 compared to Year Ended 2022. Beginning in 2017, we commenced our non-Core business and started writing personal lines policies in New Jersey. Through 2019 we expanded our non-Core business to Rhode Island, Massachusetts and Connecticut. Direct written premiums from our non-Core business were $23,482,000 in Year Ended 2023 down from $39,000,000 in Year Ended 2022, a decrease of $15,518,000, or 39.8%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 47.7% in Year Ended 2023 compared to Year Ended 2022. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Net written premiums decreased $13,403,000, or 12.5%, to $93,611,000 in Year Ended 2023 from $107,014,000 in Year Ended 2022. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The decrease in Year Ended 2023 is primarily due to a decrease in direct written premiums and an increase in catastrophe premiums rates.

Quota share reinsurance treaties

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). In Year Ended 2023, our premiums ceded under quota share treaties increased by $3,716,000 in comparison to ceded premiums in Year Ended 2022 (see table above). The increase in Year Ended 2023 was attributable to the runoff of an 8.5% portion of the 30% 2021/2023 Treaty. The remainder of the 2021/2023 Treaty was on a cutoff basis and the new 2023/2024 Treaty was placed for 30% on January 1, 2023. Our personal lines business was subject to the 2023/2024 Treaty in Year Ended 2023, and the 2021-2023 Treaty in Year Ended 2022.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Year Ended 2023, our ceded excess of loss (“XOL”) reinsurance premiums increased by $3,242,000 over the comparable ceded premiums for Year Ended 2022. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2022, we entered into an underlying XOL reinsurance treaty covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the underlying XOL treaty was renewed covering the period from January 1, 2023 through January 1, 2024.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. Catastrophe premiums increased $5,365,000, or 12.5%, to $48,317,000 in Year Ended 2023 from $42,952,000 in Year Ended 2022. The increase was primarily due to an increase in catastrophe reinsurance rates. In accordance with our Kingstone 2.0 and Kingstone 3.0 goals, we have reduced our PML in Year Ended 2023, which partially offset the increase in premiums effective July 1, 2023.

Net premiums earned

Net premiums earned remained flat at $114,384,000 in Year Ended 2023 compared to $114,385,000 in Year Ended 2022.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2023	2022	Change	Percent

Provisional ceding commissions earned	$20,397	$19,106	$1,291	6.8%
Contingent ceding commissions earned	656	214	442	206.5%

Total ceding commission revenue	$21,053	$19,319	$1,734	9.0%

(Columns in the table above may not sum to totals due to rounding)

Ceding commission revenue was $21,053,000 in Year Ended 2023 compared to $19,319,000 in Year Ended 2022. The increase of $1,734,000 was due to an increase in both provisional ceding commissions earned and contingent ceding commissions earned. See below for a discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Year Ended 2023, we earned provisional ceding commissions of $20,397,000 from personal lines earned premiums ceded under the 2023/2024 Treaty, and in Year Ended 2022, we earned provisional ceding commissions of $19,106,000 from personal lines earned premiums ceded under the 2021/2023 Treaty. The increase of $1,291,000 in provisional ceding commissions earned was due to the increase in premiums ceded under these treaties during Year Ended 2023 compared to Year Ended 2022.

Contingent Ceding Commissions Earned

The structure of the 2023/2024 Treaty and the 2021/2023 Treaty calls for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions. Under our prior years’ quota share treaties, we received a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we received. The increase in Year Ended 2023 was primarily attributable to a one time true up from a prior year treaty.

Net Investment Income

Net investment income was $6,009,000 in Year Ended 2023 compared to $4,937,000 in Year Ended 2022, an increase of $1,072,000, or 21.7%. The increase in investment income was attributable to a $766,000 reversal in Year Ended 2022 of prior years’ estimated accrued interest income stemming from an error in third party investment reporting. The increase was also due to higher interest rates earned on cash balances. The average yield on non-cash invested assets was 3.75% as of December 31, 2023 compared to 3.42% as of December 31, 2022.

Cash and invested assets were $183,610,000 as of December 31, 2023 compared to $191,046,000 as of December 31, 2022. The $7,436,000 decrease in cash and invested assets was primarily attributable to the cash used to fund disbursements of claims resulting from higher severity losses and inflation’s impact on losses, along with catastrophe losses incurred in Year Ended 2023 and prior periods. The increase in disbursement of losses was partially offset by an increase in unrealized gains on our investment portfolio.

Net Gains (Losses) on Investments

Net gains on investments were $2,135,000 in Year Ended 2023 compared to net (losses) of $(9,392,000) in Year Ended 2022. Unrealized gains on our equity securities and other investments in Year Ended 2023 were $2,153,000, compared to unrealized (losses) of $(9,252,000) in Year Ended 2022. Net realized (losses) on sales of investments were $(19,000) in Year Ended 2023 compared to net realized (losses) of $(140,000) in Year Ended 2022.

Other Income

Other income was $610,000 in Year Ended 2023 compared to $910,000 in Year Ended 2022, a decrease of $300,000, or 33.0%.

Net Loss and LAE

Net loss and LAE was $82,849,000 for Year Ended 2023 compared to $88,390,000 for Year Ended 2022. The net loss ratio was 72.4% in Year Ended 2023 compared to 77.3% in Year Ended 2022, a decrease of 4.9 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

For Year Ended 2023, the 4.9 point reduction in the loss ratio compared to Year Ended 2022 was mainly due to a lower underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) and reduced impact from prior year development.

The estimated net catastrophe losses were $8,155,000 for Year Ended 2023, which contributed 7.1 points to the loss ratio. There were two winter storm events including a major freezing event at the beginning of February, ten wind and thunderstorm events, and one tropical storm classified as catastrophe for Year Ended 2023. By comparison, catastrophe events had a loss ratio impact of 6.7 points for Year Ended 2022.

The underlying loss ratio was 65.3% for Year Ended 2023, a decrease of 2.9 points from the 68.2% underlying loss ratio recorded for Year Ended 2022. The loss experience in Year Ended 2023 was improved due to lower frequency but was offset by increasing severity resulting from inflation and an elevated number of large losses.

Prior year development was stable for Year Ended 2023. There was an overall favorable development of $7,000, which had minimal impact on the loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $33,365,000 in Year Ended 2023 or 16.5% of direct earned premiums. Commission expense was $34,582,000 in Year Ended 2022 or 18.1% of direct earned premiums. The decrease of $1,217,000 was primarily due to a reduction of commission rates on our legacy policies in accordance with our Kingstone 3.0 strategy as well as the lower commission rate paid on Select products as compared to legacy products, but offset in part by an increase in direct earned premiums of $10,524,000 to $202,046,000.

Other Underwriting Expenses

Other underwriting expenses were $25,910,000, or 12.8% of direct earned premiums, in Year Ended 2023 compared to $26,697,000, or 13.9% of direct earned premiums, in Year Ended 2022. The decrease of $787,000, or 2.9%, was primarily due to decreases in professional fees, credit card fees and policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems. The decreases were partially offset by a net increase in salaries and employment costs as described below, an increase in insurance department fees, and the impact from high inflation.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $11,335,000 in Year Ended 2023 compared to $10,799,000 in Year Ended 2022. The increase of $536,000, or 5.0%, is compared unfavorably to the 0.5% decrease in direct written premiums. In the periods following Year Ended 2022, we continued to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies. The increase in salaries was partially offset by a reduction in our staff in June and July 2023 as we have been reducing our non-Core business.

Our net underwriting expense ratio in Year Ended 2023 was 32.9% compared to 36.0% in Year Ended 2022. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Years ended December 31,		Percentage
	2023	2022	Point Change
Other underwriting expenses
Employment costs	9.9%	9.4%	0.5
Underwriting fees (inspections/surveys)	1.6	1.7	(0.1)
IT expenses	2.9	3.9	(1.0)
Professional fees	1.1	1.3	(0.2)
Other expenses	7.1	7.0	0.1
Total other underwriting expenses	22.6	23.3	(0.7)

Commission expense	29.2	30.2	(1.0)

Ceding commission revenue
Provisional	(17.8)	(16.7)	(1.1)
Contingent	(0.6)	(0.2)	(0.4)
Total ceding commission revenue	(18.4)	(16.9)	(1.5)

Other income	(0.5)	(0.7)	0.2

Net underwriting expense ratio	32.9%	36.0%	(3.1)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $2,456,000 for Year Ended 2023 compared to $3,113,000 for Year Ended 2022. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Years ended
	December 31,
($ in thousands)	2023	2022	Change	Percent

Other operating expenses
Employement costs	$376	$(24)	$400	na %
Equity compensation	833	1,393	(560)	(40.2)
Professional	276	765	(489)	(63.9)
Directors fees	275	327	(52)	(15.9)
Insurance	194	154	40	26.0
Other expenses	502	498	4	0.8
Total other operating expenses	$2,456	$3,113	$(657)	(21.1)%

(Components may not sum to totals due to rounding)

The decrease in Year Ended 2023 of $657,000, or 21.1%, as compared to Year Ended 2022 was primarily due to a decrease in equity compensation and professional fees, partially offset by an increase in employment costs. The increase in employment costs was due to the hiring of our new Chief Financial Officer in Year Ended 2023 and fluctuations in deferred compensation liability related to changes in the underlying invested portfolio. The decrease in professional fees is due to $354,000 incurred in Year Ended 2022 related to a then contemplated transaction that would have resulted in a third party acquiring all of the outstanding equity of our company.

Depreciation and Amortization

Depreciation and amortization was $2,973,000 in Year Ended 2023 compared to $3,300,000 in Year Ended 2022. The decrease of $327,000, or 9.9%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.

Interest Expense

Interest expense in Year Ended 2023 was $4,003,000 compared to $2,019,000 in Year Ended 2022, an increase of $1,984,000 or 98.3%. In Year Ended 2023, as disclosed in Note 9 to the consolidated financial statements, we incurred increased interest expense in connection with the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022 equipment financing. In Year 2022, we incurred interest expense in connection with the 2017 Notes, our $30.0 million issuance of long-term debt in December 2017, which provided for interest at the rate of 5.5% per annum, and the equipment financing incurred in the fourth quarter of 2022.

Income Tax Benefit

Income tax benefit in Year Ended 2023 was $1,197,000, which resulted in an effective tax benefit rate of 16.3%. Income tax benefit in Year Ended 2022 was $5,418,000, which resulted in an effective tax rate of 19.4%. Loss before taxes was $7,365,000 in Year Ended 2023 compared to $27,942,000 in Year Ended 2022. The difference in effective tax rate is due to the effect of permanent differences in Year Ended 2023 compared to Year Ended 2022.

Net Loss

Net loss was $6,168,000 in Year Ended 2023 compared to $22,525,000 in Year Ended 2022. The significant decrease in net loss of $16,356,000, or 72.6%, was primarily attributable to net gains on investments of $2,135,000 in Year Ended 2023 versus net losses on investments of $9,392,000 in Year Ended 2022 and a decrease in loss and loss adjustment expenses of $5,541,000.

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

	Years Ended
	December 31,
	2023	2022
Gross premiums written:
Personal lines	$185,425,960	$188,104,883
Livery physical damage	14,648,333	12,992,905
Other(1)	100,209	157,049
Total gross premiums written	$200,174,502	$201,254,837

Net premiums written:
Personal lines	$78,895,126	$93,907,121
Livery physical damage	14,648,333	12,992,905
Other(1)	67,058	113,503
Total net premiums written	$93,610,517	$107,013,529

Net premiums earned:
Personal lines	$100,391,726	$103,019,573
Livery physical damage	13,905,368	11,226,975
Other(1)	87,169	137,983
Total net premiums earned	$114,384,263	$114,384,531

Net loss and loss adjustment expenses(3):
Personal lines	$72,580,057	$76,906,768
Livery physical damage	5,388,954	5,056,461
Other(1)	146,286	18,083
Unallocated loss adjustment expenses	3,128,614	3,701,131
Total without commercial lines	81,243,911	85,682,443
Commercial lines (in run-off effective July 2019)(2)	1,605,299	2,707,599
Total net loss and loss adjustment expenses	$82,849,210	$88,390,042

Net loss ratio(3):
Personal lines	72.3%	74.7%
Livery physical damage	38.8%	45.0%
Other(1)	167.8%	13.1%
Total without commercial lines	71.0%	74.9%
Commercial lines (in run-off effective July 2019)(2)	na	na
Total	72.4%	77.3%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in the years ended December 31, 2023 and 2022.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the years ended December 31, 2023 and 2022 follows:

	Years ended
	December 31,
	2023	2022

Revenues
Net premiums earned	$114,384,263	$114,384,531
Ceding commission revenue	21,053,494	19,319,391
Net investment income	6,008,682	4,936,778
Net gains (losses) on investments	1,978,373	(9,231,170)
Other income	600,993	815,952
Total revenues	144,025,805	130,225,482

Expenses
Loss and loss adjustment expenses	82,849,210	88,390,042
Commission expense	33,364,629	34,581,617
Other underwriting expenses	25,909,962	26,697,006
Depreciation and amortization	2,973,440	3,252,134
Interest expense	434,155	83,732
Total expenses	145,531,396	153,004,531

Loss from operations	(1,505,591)	(22,779,049)
Income tax benefit	(17,681)	(4,588,283)
Net loss	$(1,487,910)	$(18,190,766)

Key Measures:
Net loss ratio	72.4%	77.3%
Net underwriting expense ratio	32.9%	36.0%
Net combined ratio	105.3%	113.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$59,274,591	$61,278,623
Less: Ceding commission revenue	(21,053,494)	(19,319,391)
Less: Other income	(600,993)	(815,952)
Net underwriting expenses	$37,620,104	$41,143,280

Net premiums earned	$114,384,263	$114,384,531

Net Underwriting Expense Ratio	32.9%	36.0%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Year ended ended December 31, 2023
Written premiums	$200,174,502	$-	$(106,563,985)	$93,610,517
Change in unearned premiums	1,871,239	-	18,902,507	20,773,746
Earned premiums	$202,045,741	$-	$(87,661,478)	$114,384,263

Loss and loss adjustment expenses excluding
the effect of catastrophes	$111,996,791	$-	$(37,302,450)	$74,694,341
Catastrophe loss	11,943,624	-	(3,788,755)	8,154,869
Loss and loss adjustment expenses	$123,940,415	$-	$(41,091,205)	$82,849,210

Loss ratio excluding the effect of catastrophes	55.4%	0.0%	42.6%	65.3%
Catastrophe loss	5.9%	0.0%	4.3%	7.1%
Loss ratio	61.3%	0.0%	47.0%	72.4%

Year ended ended December 31, 2022
Written premiums	$201,254,837	$-	$(79,195,016)	$122,059,821
Change in unearned premiums	(9,733,170)	-	2,057,880	(7,675,290)
Earned premiums	$191,521,667	$-	$(77,137,136)	$114,384,531

Loss and loss adjustment expenses excluding
the effect of catastrophes	$114,942,807	$-	$(34,184,616)	$80,758,191
Catastrophe loss	13,105,600	-	(5,473,749)	7,631,851
Loss and loss adjustment expenses	$128,048,407	$-	$(39,658,365)	$88,390,042

Loss ratio excluding the effect of catastrophes	60.0%	0.0%	44.3%	70.6%
Catastrophe loss	6.8%	0.0%	7.1%	6.7%
Loss ratio	66.9%	0.0%	51.4%	77.3%

(Percentage components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the years ended December 31, 2023 and 2022 are as follows:

	Years ended
	December 31,
	2023	2022

Net premiums earned	$114,384,263	$114,384,531
Ceding commission revenue	21,053,494	19,319,391
Other income	600,993	815,952

Loss and loss adjustment expenses (1)	82,849,210	88,390,042

Acquisition costs and other underwriting expenses:
Commission expense	33,364,629	34,581,617
Other underwriting expenses	25,909,962	26,697,006
Total acquisition costs and other
underwriting expenses	59,274,591	61,278,623

Underwriting loss	$(6,085,051)	$(15,148,791)

Key Measures:
Net loss ratio excluding the effect of catastrophes	65.3%	70.6%
Effect of catastrophe loss on net loss ratio (1)	7.1%	6.7%
Net loss ratio	72.4%	77.3%

Net underwriting expense ratio excluding the
effect of catastrophes	32.9%	36.0%
Effect of catastrophe loss on net underwriting
expense ratio	0.0%	0.0%
Net underwriting expense ratio	32.9%	36.0%

Net combined ratio excluding the effect
of catastrophes	98.2%	106.6%
Effect of catastrophe loss on net combined
ratio (1)	7.1%	6.8%
Net combined ratio	105.3%	113.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$59,274,591	$61,278,623
Less: Ceding commission revenue	(21,053,494)	(19,319,391)
Less: Other income	(600,993)	(815,952)
	$37,620,104	$41,143,280

Net earned premium	$114,384,263	$114,384,531

Net Underwriting Expense Ratio	32.9%	36.0%

(1)	For the years ended December 31, 2023 and 2022, includes the sum of net catastrophe losses and loss adjustment expenses of $8,154,869 and $7,631,851, respectively.

Investments

Portfolio Summary

The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of December 31, 2023 and 2022:

Available-for-Sale Securities

	December 31, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than	More than	Fair	Estimated
Category	Cost	Gains	12 Months	12 Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	14.1%

Political subdivisions of States,
Territories and Possessions	16,607,713	-	-	(3,209,161)	13,398,552	9.0%

Corporate and other bonds
Industrial and miscellaneous	75,993,042	-	-	(5,885,296)	70,107,746	47.1%

Residential mortgage and other
asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	29.9%
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	100.0%

	December 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than	More than	Fair	Estimated
Category	Cost	Gains	12 Months	12 Months	Value	Fair Value

U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	15.4%

Political subdivisions of States,
Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	8.5%

Corporate and other bonds
Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	46.6%

Residential mortgage and other
asset backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	29.5%
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	100.0%

(1)

In October 2022, KICO placed certain U.S. Treasury Bills as required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 - Debt - “Equipment Financing”). As of December 31, 2023 and 2022, the estimated fair value of the eligible collateral was approximately $6,999,000 and $8,691,000, respectively.

(2)

KICO has placed certain residential mortgage-backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 9 – Debt - “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2023 and 2022, the estimated fair value of the eligible investments was approximately $11,412,000 and $12,228,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2023 and 2022 there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of December 31, 2023 and 2022:

	December 31, 2023
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915	72.6%
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000	20.6%
Mutual funds	622,209	314,816	-	937,025	6.3%
FHLBNY common stock	69,400	-	-	69,400	0.5%
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340	100.0%

	December 31, 2022
					% of
		Gross	Gross	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629	72.2%
Fixed income exchange traded funds	3,711,232		(821,632)	2,889,600	20.9%
Mutual funds	716,626	158,635	-	875,261	6.3%
FHLBNY common stock	74,900	-	-	74,900	0.5%
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,910,110	$3,897,150	$1,987,040	$784,612	$2,771,652

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of December 31, 2023 and 2022:

	December 31, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than	More than	Fair	Estimated
Category	Cost	Gains	12 Months	12 Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	20.0%

Political subdivisions of States,
Territories and Possessions	499,170	890	-	-	500,060	8.2%

Exchange traded debt	304,111	-	-	(70,111)	234,000	3.8%

Corporate and other bonds
Industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	68.0%

Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	100.0%

	December 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than	More than	Fair	Estimated
Category	Cost	Gains	12 Months	12 Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	18.5%

Political subdivisions of States,
Territories and Possessions	498,638	2,092	-	-	500,730	7.6%

Exchange traded debt	304,111	-	(29,111)	-	275,000	4.2%

Corporate and other bonds
Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	69.7%

Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and estimated fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2023 and 2022 is shown below:

	December 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$708,535	$743,575
One to five years	1,121,288	1,097,101	1,120,507	1,088,522
Five to ten years	1,414,911	1,270,770	1,402,704	1,200,720
More than 10 years	4,516,342	3,738,277	4,534,394	3,567,571
Total	$7,052,541	$6,106,148	$7,766,140	$6,600,388

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2023 and 2022 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s, Fitch, or Kroll):

	December 31, 2023		December 31, 2022
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$20,939,190	14.1%	$23,869,096	15.4%

Corporate and municipal bonds
AAA	1,836,736	1.2%	1,824,478	1.2%
AA	9,872,346	6.6%	9,785,908	6.3%
A	33,228,327	22.4%	31,099,075	20.2%
BBB+	15,042,200	10.1%	16,682,159	10.8%
BBB	21,826,125	14.7%	19,664,051	12.7%
BBB-	-	0.0%	4,516,713	2.9%
Total corporate and municipal bonds	81,805,734	54.9%	83,572,384	54.1%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	12,766,471	8.6%	16,497,621	10.7%
AA	22,102,169	14.8%	23,062,233	14.9%
A	6,390,752	4.3%	6,722,902	4.3%
BBB+	15,168	0.0%	-	0.0%
BBB	-	0.0%	20,067	0.0%
CCC	413,601	0.3%	457,683	0.3%
CC	91,390	0.1%	99,600	0.1%
D	-	0.0%	40,474	0.0%
Non rated	4,396,322	3.0%	373,103	0.2%
Total residential mortgage backed, asset backed,
and other collateralized obligations	46,175,873	31.0%	47,273,683	30.5%

Total	$148,920,797	100.0%	$154,715,163	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2023 and 2022:

Category	December 31, 2023	December 31, 2022
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies	4.95%	2.58%

Political subdivisions of States,
Territories and Possessions	3.35%	3.58%

Corporate and other bonds
Industrial and miscellaneous	3.62%	3.68%

Residential mortgage backed securities	2.90%	2.70%

Total	3.58%	3.20%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Weighted average effective maturity (1)	7.8	5.8

Weighted average final maturity	11.9	13.5

Effective duration	4.1	4.5

(1) In 2023, we changed the methodology for calculating weighted average effective maturity for prepaying and non-prepaying securities. The previous method used in 2022 was weighted average life (“WAL”) converted to effective maturity. The new method used in 2023 is final cash flow date prior to maturity. The new methodology aims to more accurately reflect the effective maturity of prepaying securities by considering the final cash flow date instead of relying solely on the WAL conversion

Fair Value Consideration

As disclosed in Note 4 to the consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2023 and 2022, 65% of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2023 and 2022:

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$5,974,440	$(17,373)	1	$-	$-	-	$5,974,440	$(17,373)

Political subdivisions of
States, Territories and
Possessions	-	-	-	13,398,552	(3,209,161)	13	13,398,552	(3,209,161)

Corporate and other
bonds industrial and
miscellaneous	-	-	-	70,107,746	(5,885,296)	85	70,107,746	(5,885,296)

Residential mortgage and
other asset backed securities	88,988	(2,144)	4	38,675,604	(6,541,731)	37	38,764,592	(6,543,875)

Total fixed-maturity
securities	$6,063,428	$(19,517)	5	$122,181,902	$(15,636,188)	135	$128,245,330	$(15,655,705)

	December 31, 2022
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$18,918,196	$(6,928)	3	$-	$-	-	$18,918,196	$(6,928)

Political subdivisions of
States, Territories and
Possessions	7,970,633	(2,195,273)	9	5,170,753	(1,771,494)	5	13,141,386	(3,966,767)

Corporate and other
bonds industrial and
miscellaneous	56,910,104	(5,796,994)	75	15,172,381	(2,458,985)	15	72,082,485	(8,255,979)

Residential mortgage and
other asset backed securities	10,145,880	(882,664)	22	34,753,178	(7,150,803)	26	44,899,058	(8,033,467)

Total fixed-maturity
securities	$93,944,813	$(8,881,859)	109	$55,096,312	$(11,381,282)	46	$149,041,125	$(20,263,141)

There were 140 securities at December 31, 2023 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 155 securities at December 31, 2022 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the year ended December 31, 2023, KICO paid a dividend of $1,250,000 to us. As of December 31, 2023, KICO had a negative unassigned surplus and currently will not be able to pay any distributions to us without prior regulatory approval. In September 2023, KICO received regulatory approval and paid us a $2,700,000 distribution from paid in capital. In December 2023, KICO received regulatory approval to pay us an additional $2,300,000 distribution from paid in capital. KICO intends to pay us the $2,300,000 distribution in 2024.

KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is September 30, 2023. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. The maximum allowable advance as of December 31, 2023, based on the net admitted assets as of September 30, 2023, was approximately $12,813,000. Available collateral as of December 31, 2023 was approximately $11,412,000. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during Year Ended 2023.

On December 15, 2022, we issued $19,950,000 of our 2022 Notes pursuant to the Exchange Agreement. The Exchange Agreement provided for a mandatory redemption payment with regard to the 2022 Notes on December 30, 2023 in an amount discussed in Note 9 – Debt of the consolidated financial statements included in this Annual Report. The mandatory redemption payment was based on the maximum Ordinary Dividend Paying Capacity of KICO as discussed in Note 9, which was a negative amount and, accordingly, the Company was not required to make a mandatory redemption of the 2022 Notes on December 30, 2023.We are also required to make semi-annual interest payments in arrears on June 30 and December 30 of each year. The maturity date of the 2022 Notes is December 30, 2024.

If the aforementioned sources of cash flow currently available are insufficient to cover our holding company debt service and other cash requirements, we will seek to obtain additional financing. See Notes 2 and 9 to our consolidated financial statements included in this Annual Report for a discussion of our plans in this regard.

Our reconciliation of net loss to net cash used by operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years ended December 31,	2023	2022

Cash flows (used in) provided by:
Operating activities	$(11,326,850)	$(915,521)
Investing activities	9,461,700	(5,905,779)
Financing activities	(1,116,080)	(5,511,070)
Net decrease in cash and cash equivalents	(2,981,230)	(12,332,370)
Cash and cash equivalents, beginning of period	11,958,228	24,290,598
Cash and cash equivalents, end of period	$8,976,998	$11,958,228

Net cash used in operating activities was $11,327,000 in Year Ended 2023 as compared to $916,000 used in operating activities in Year Ended 2022. The $10,411,000 increase in cash flows used in operating activities in Year Ended 2023 as compared to Year Ended 2022 was primarily the result of an increase in cash used arising from net fluctuations in operating assets and liabilities, partially offset by a decrease in net loss (adjusted for non-cash items) of $5,029,000. The increase in cash used in operating activities is also partially offset by the payment of $13,245,000 to reinsurers in Year Ended 2022 pursuant to the inception of our quota share reinsurance treaty, effective December 31, 2021. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash provided by investing activities was $9,462,000 in Year Ended 2023 compared to $5,906,000 used in investing activities in Year Ended 2022 resulting in a $15,368,000 increase in net cash provided by investing activities. In Year Ended 2023, we had net cash provided by our investment portfolio of $11,289,000, compared to $1,355,000 used in Year Ended 2022. In addition, we decreased our acquisition of fixed assets by $2,724,000 in Year Ended 2023 compared to Year Ended 2022.

Net cash used in financing activities was $1,116,000 in Year Ended 2023 compared to $5,511,000 used in Year Ended 2022. The $4,395,000 decrease in net cash used in financing activities was attributable to a $10,050,000 principal payment on the 2017 Notes in 2022 and $1,758,000 of bond issue costs, both paid in connection with the Exchange Agreement with no similar payments in 2023. In addition, no dividends were paid to shareholders in Year Ended 2023 compared to $1,277,000 being paid in Year Ended 2022 and a $378,000 decrease in withholding taxes paid on the vesting of restricted stock awards. The decreases in cash used in financing activities were partially offset by $8,097,000 of proceeds in Year Ended 2022 from equipment financing in connection with KICO’s sale-leaseback transaction and the related $897,000 increase in debt repayments in Year Ended 2023.

Reinsurance

The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2023:

		Amount
		Recoverable
	A.M.	as of
($ in thousands)	Best Rating	December 31, 2023%
Swiss Reinsurance America Corporation	A+	$17,587	36.1%
Hanover Rueck SE	A+	8,661	17.8%
Allied World Insurance Company (1)	A	6,914	14.2%
Ace Property and Casualty Insurance Company	A++	5,045	10.4%
		38,207	78.5%
Others (2)		10,459	21.5%
Total		$48,666	100.0%

(1)	Represents $4,000 guaranteed by irrevocable letters of credit.

(2)

Of the $5,673,000 reinsurance recoverables included in Others at December 31, 2023, $2,236,000 was secured pursuant to a collateralized trust agreement and $426,000 guaranteed by irrevocable letters of credit. Assets held in the trust are not included in our invested assets, and investment income earned on this asset is credited to the reinsurer.

Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon the expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”).

We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2023. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the Underlying XOL Treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2024/2025 Treaty		2023/2024 Treaty		2021/2023 Treaty
	July 1,	January 1,	July 1,	January 1,	July 1,	December 31,
	2024	2024	2023	2023	2022	2021
	to	to	to	to	to	to
	January 1,	June 30,	January 1,	June 30,	January 1,	June 30,
Line of Business	2025	2024	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	27%	27%	30%	30%	30%	30%
Risk retained on intial
$1,000,000 of losses (5) (6) (7)	$730,000	$730,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and
facultative facility
coverage (1) (5) (6)	$400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (5) (6)	$470,000	$8,470,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence
subject to reinsurance
coverage (6)	$1,000,000	$8,000,000	$8,000,000	$8,000,000	$9,000,000	$9,000,000
Expiration date	(6)	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (7) (8)	(6)	$9,500,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage
in excess of quota share
coverage (2)	(6)	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium
protection (3) (4)	(6)	Yes	Yes	Yes	Yes	Yes

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

69

(4)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000.

(5)

For the period January 1, 2022 through January 1, 2025, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty.

(6)

Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30,2024, with none of these coverages to be in effect during the period from July 1 2024 through January 1, 2025. If and when these treaties are renewed on July 1, 2024, the excess of loss and facultative facility, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2024 through January 1, 2025 is currently only covered under the 2024/2025 Treaty and underlying excess of loss reinsurance treaty.  The 2024/2025 Treaty and underlying excess of loss reinsurance treaty will expire on January 1, 2025.

(7)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event.

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

Year Ended 2023 included continuing economic inflation, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads previously reduced the value of our fixed income securities, saw a reversal which had previously lowered our stockholders’ equity materially in prior quarters. For Year Ended 2023, the continuing economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDITIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name:	Age:	Positions and Offices Held:

Meryl S. Golden	64	Chief Executive Officer, President and Director
Barry B. Goldstein	71	Executive Chairman of the Board and Director
Jennifer L. Gravelle	52	Vice President, Chief Financial Officer and Treasurer
Sarah (Minlei) Chen	41	Senior Vice President, Chief Actuary and Head of Product Management, Kingstone Insurance Company
Floyd R. Tupper	69	Secretary and Director
Timothy P. McFadden	61	Director (Lead Independent Director)
William L. Yankus	64	Director
Carla A. D’Andre	68	Director

Meryl S. Golden

Ms. Golden has served as our Chief Executive Officer and President since October 2023 and as one of our directors since March 2020. She has also served as a director and a member of the Executive Committee of Kingstone Insurance Company, our wholly-owned New York property and casualty insurer (“KICO”), since September 2019 and as its President since October 2021. Ms. Golden served as our and KICO’s Chief Operating Officer from September 2019 to September 2023. Ms. Golden has over 25 years of experience in the insurance industry. She served as Northeast General Manager of Progressive Insurance from 2000 to 2004 (having served as Connecticut General Manager at Progressive from 1996 to 2000). Ms. Golden was Senior Vice President/General Manager at Liberty Mutual from 2005 to 2007. From 2007 to 2009, she was a Management Committee advisor to Bridgewater Associates, a hedge fund. Ms. Golden served as General Manager of North America for Earnix, a banking and insurance software company, from 2010 to 2018 and was Sales Manager, Insurance Solutions for Arity, a mobility and data analytics company founded by Allstate, from 2018 until September 2019. Ms. Golden received her B.S. degree in Accounting from the Wharton School of the University of Pennsylvania and her M.B.A. in Marketing and Finance from the University of Chicago. We believe that Ms. Golden’s executive level experience in the insurance industry gives her the qualifications and skills to serve as one of our directors.

Barry B. Goldstein

Mr. Goldstein has served as our Executive Chairman of the Board since January 2019 and served as our Chief Executive Officer and President, as well as Chief Executive Officer of KICO, from July 2019 to September 2023. He previously served as our Chief Executive Officer, President and Chairman of the Board from March 2001 through December 2018, as Chief Executive Officer of KICO from January 2012 through December 2018 and as President of KICO from January 2012 through December 2018 and from July 2019 through September 2021. Mr. Goldstein has served as one of our directors since March 2001. He served as our Chief Financial Officer from March 2001 to November 2007 and as our Treasurer from May 2001 to August 2013. Since January 2006, Mr. Goldstein has served as Chairman of the Board of KICO. He has served as Chairman of its Executive Committee since October 2019 (having previously served in such capacity from 2006 to 2018). Mr. Goldstein has served as Chief Investment Officer of KICO from August 2008 through September 2023. He was Treasurer of KICO from March 2010 through September 2010. Effective July 1, 2009, we acquired a 100% equity interest in KICO. Mr. Goldstein is a certified public accountant (inactive). Mr. Goldstein received his B.A. degree and M.B.A. from State University of New York at Buffalo. We believe that Mr. Goldstein’s extensive experience in the insurance industry, including his executive-level service with KICO since 2006, give him the qualifications and skills to serve as one of our directors.

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

Sarah (Minlei) Chen

Ms. Chen has served as KICO’s Chief Actuary since November 2020 and as its Senior Vice President and Head of Product Management since August 2022. From January 2018 to October 2020, she was Actuarial Manager/Senior Pricing Manager and Actuary for Homesite Insurance, a property and casualty insurance company. Ms. Chen served as Actuarial Manager of Plymouth Rock Assurance, an auto and home insurer, from November 2013 to January 2018. Ms. Chen received a B.S. degree in Mathematics from Tsinghua University and an M.S. degree in Applied Mathematics from Brown University.

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

Timothy P. McFadden

Mr. McFadden has more than 30 years of experience in the insurance industry. From 2012 to July 2018, Mr. McFadden served as CEO and President of State Farm Indemnity Auto Insurance Company and Senior Vice President of State Farm Insurance, Eastern Market Area. From 2015 to July 2018, he also served as CEO and President of State Farm Florida Fire Company. Mr. McFadden served as Senior Vice President of State Farm Insurance Companies, Southern Zone from 2008 to 2011 and Senior Vice President of State Farm Insurance Companies, Southern & Mid Atlantic Zones from 2011 to 2013. Prior to joining the insurance industry, he was a Captain in the United States Army. Mr. McFadden is a member of Stetson University’s College of Law Board of Overseers. He formerly served as a member of the Board of State Farm Indemnity Auto Insurance Company, Local Initiatives Support Corporation, American College Ethics Board, State Farm Florida Fire Company, Top Layer Reinsurance and Florida Council of 100. Mr. McFadden received his B.S. degree from the United States Military Academy at West Point and his J.D. from Stetson College of Law. He also completed the General Management Program at Harvard Business School and received his Chartered Life Underwriter Designation from The American College of Financial Services. Mr. McFadden has served as one of our directors since August 2018, served as Chair of our Nominating and Corporate Governance Committee from August 2018 to March 2023 and has served as Lead Independent Director and Chair of our Corporate Sustainability and Risk Management Committee since March 2023. We believe that Mr. McFadden’s executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

William L. Yankus

Mr. Yankus brings to the Board over 30 years’ experience in the insurance industry. Since September 2015, Mr. Yankus has provided insurance-related consulting services through Pheasant Hill Advisors, LLC. From 2011 to 2015, he was Managing Director – Investment Banking at Stern Agee where he focused on small and mid-sized insurers. Mr. Yankus served as Managing Director-Insurance Research at Fox-Pitt, Kelton from 1993 to 2009 and then as Head of Insurance Research at its successor, Macquerie, from 2009 to 2010. Mr. Yankus served as Vice President, Insurance Research at Conning & Company from 1985 to 1993. He completed the CFA program in 1989 and passed the CT uniform CPA exam in 1984. Mr. Yankus serves as a member of the Board of Directors of Jet.AI, Inc. (Nasdaq: JTAI), an innovative private aviation and artificial intelligence company. He has served as one of our directors since March 2016, served as Chair of our Compensation Committee from April 2017 to March 2023, has served as Chair of our Compensation and Finance Committee since March 2023 and served as Chair of our Investment Committee from February 2020 to August 2021.  Mr. Yankus received his B.A. degree in Economics and Accounting from The College of the Holy Cross. We believe that Mr. Yankus’ executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.

Carla A. D’Andre

Ms. D’Andre has more than 45 years of experience in the insurance industry. Since 2009, Ms. D’Andre has been Chairman, CEO and President of D’Andre Insurance Group, Inc., which she co-founded. D’Andre Insurance Group, Inc. is the parent of two independent insurance agencies. She also serves as a consulting and testifying expert on insurance matters.  Prior to co-founding D’Andre Insurance Group, Ms. D’Andre held executive-level roles at several companies in the insurance industry, including Executive Vice President, Head – Global Corporate Practice and Member – Partner’s Council at Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company; Managing Director and Strategic Account Manager at AON Risk Services, a global provider of risk management solutions; Chief Operating Officer at XL Capital’s insurance and technology start-up firm, Inquis Logic Inc.; Member of Senior Management and Managing Director of Swiss Re New Markets and Director of Alternative Markets at Swiss ReAmerica, affiliates of Swiss Reinsurance Company Ltd, a global reinsurance company; Senior Vice President of Sedgwick North America, an insurance brokerage firm; and Vice President of Johnson & Higgins, an insurance brokerage firm. Ms. D’Andre serves in senior capacities in several insurance industry groups. In January 2019 she was elected by her peers to a three-year term as a member of The Institutes’ CPCU Society Leadership Council. She also serves as a member of the Executive Advisory Council of St. John’s University School of Risk Management, Insurance and Actuarial Science. She has served as one of our directors since May 2017, served as Chair of our Finance Committee from August 2017 to March 2023 and has served as Chair of our Nominating and Corporate Governance Committee since March 2023. Ms. D’Andre has an M.B.A. from Pace University’s Lubin School of Business, with a concentration in Financial Management, and a B.B.A. degree from St. John’s University’s School of Risk Management, Insurance and Actuarial Science. We believe that Ms. D’Andre’s extensive experience in multiple capacities in the insurance industry gives her the qualifications and skills to serve as one of our directors.

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

Audit Committee

The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Tupper, (Chair) Yankus, and McFadden.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Tupper qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.

Delinquent Section 16(a) Reports

Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2023. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2023, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Ms. Golden filed two Forms 4 late (each reporting one transaction), Mr. Goldstein filed one Form 4 late (reporting one transaction), Ms. Chen filed one Form 4 late (reporting one transaction), Michelle Gage, our Chief Accounting Officer, filed her Form 3 late and Ms. D’Andre filed one Form 4 late (reporting four transactions).

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2023 and 2022 for certain executive officers, including our Chief Executive Officer (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Meryl S. Golden	2023	$500,000	$-	$136,500	(2)	$-	$-	$25,200	(5)	$661,700
Chief Executive Officer and President	2022	$500,000	$-	$150,000	(3)	$-	$-	$24,200	(6)	$674,200

Barry B. Goldstein	2023	$450,000	$-	$-		$-	$-	$22,200	(7)	$472,200
Executive Chairman of the Board; formerly Chief Executive Officer	2022	$500,000	$-	$136,500	(4)	$-	$-	$24,200	(8)	$660,700

Sarah (Minlei) Chen	2023	$347,750	$-	$-		$-	$-	$7,588	(9)	$355,338
Chief Actuary; Senior Vice President, Kingstone Insurance Company	2022	$306,620	$-	$-		$-	$-	$6,994	(9)	$313,614

(1) Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our consolidated financial statements included in this Annual Report.

(2) In January 2023, Ms. Golden was granted 101,111 shares of restricted common stock under our Amended and Restated 2014 Equity Participation Plan (the “2014 Plan”). Such grant vested to the extent of 50,556 shares on the first anniversary of the date of grant and vests to the extent of 50,555 shares on the second anniversary of the date of grant. See “Termination of Employment and Change-in-Control Arrangements – Meryl Golden” below for a discussion of certain provisions relating to the restricted stock granted to Ms. Golden.

(3) In January 2022, Ms. Golden was granted 30,000 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of 10,000 shares on each of the first and second anniversaries of the date of grant and vests to the extent of 10,000 shares on the third anniversary of the date of grant. See “Termination of Employment and Change-in-Control Arrangements – Meryl Golden” below for a discussion of certain provisions relating to the restricted stock granted to Ms. Golden.

(4) In January 2022, Mr. Goldstein was granted 27,300 shares of restricted common stock under the 2014 Plan. Such grant vests on December 30, 2024. See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of certain provisions relating to the restricted stock granted to Mr. Goldstein.

(5) Represents employer matching contributions under our defined contribution plan of $13,200 and a car allowance of $12,000.

(6) Represents employer matching contributions under our defined contribution plan of $12,200 and a car allowance of $12,000.

(7) Represents employer matching contributions under our defined contribution plan of $13,200 and a car allowance of $9,000.

(8) Represents employer matching contributions under our defined contribution plan of $12,200 and a car allowance of $12,000.

(9) Represents employer matching contributions under our defined contribution plan

Employment Contracts

Meryl S. Golden

Employment Agreement effective as of January 1, 2021

We and Ms. Golden were parties to an amended and restated employment agreement dated as of December 24, 2020 (the “Amended Golden Employment Agreement”). Pursuant to the Amended Golden Employment Agreement, which expired on December 31, 2022, Ms. Golden was entitled to receive an annual base salary of $500,000. In addition, pursuant to the Amended Golden Employment Agreement and the 2014 Plan, in September 2019, Ms. Golden was granted an option to purchase 50,000 shares of common stock which has vested to the extent of 12,500 shares on each of the date of grant and each of the first, second and third anniversaries of the date of grant. Further, pursuant to the Amended Golden Employment Agreement and the 2014 Plan, in each of January 2021 and January 2022, Ms. Golden was granted 30,000 shares of restricted stock. The 2021 grant vested to the extent of 10,000 on each of the first, second and third anniversaries of the date of grant.  The 2022 grant vested to the extent of 10,000 shares on each of the first and second  anniversaries of the date of grant and will vest to the extent of 10,000 shares on the third anniversary of the date of grant, subject to the continued provision of services through such date.

Employment Agreement effective as of January 1, 2023

On June 27, 2022, we entered into a second amended and restated employment agreement with Ms. Golden which took effect as of January 1, 2023, and expires on December 31, 2024 (the “Second Amended Golden Employment Agreement”).

Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden received, under the terms of the 2014 Plan, a grant in each of January 2023 and January 2024 of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant. The 2023 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 31, 2024, subject to the continued provision of services through such date. The 2024 grant will vest on December 31, 2024, subject to the continued provision of services through such date.

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

Pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein was entitled to receive an annual base salary of $500,000 and an annual bonus equal to 6% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 2.5 times his base salary. In addition, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein was entitled to receive a long-term compensation (“LTC”) payment of between $945,000 and $2,835,000 based on a specified minimum increase in our adjusted book value per share (as defined in the Second Amended Goldstein Employment Agreement) as of December 31, 2022 as compared to December 31, 2019 (with the maximum LTC payment being due if the average per annum increase is at least 14%). Pursuant to the Third Amended Goldstein Employment Agreement (discussed below), Mr. Goldstein relinquished the right to receive the LTC.  Pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2020, of a number of shares of restricted stock determined by dividing $1,250,000 by the fair market value of our common stock on the date of grant. The January 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-third of the award on December 30, 2024. Also pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received a grant, under the terms of the 2014 Plan, during January 2021, of a number of shares of restricted stock determined by dividing $1,500,000 by the fair market value of our common stock on the date of grant. The January 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 30, 2024. Further, pursuant to the Second Amended Goldstein Employment Agreement, Mr. Goldstein received in 2020, 2021 and 2022 a grant, under the terms of the 2014 Plan, of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant. The 2020 grant vested with respect to one-third of the award on each of the first and second anniversaries of the grant date and will vest with respect to one-third of the award on December 30, 2024. The 2021 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 30, 2024. The 2022 grant will vest on December 30, 2024.

See “Termination of Employment and Change-in-Control Arrangements – Barry B. Goldstein” below for a discussion of the provisions of the Second Amended Goldstein Employment Agreement and the Third Amended Goldstein Employment Agreement with regard to payments due and the acceleration of stock grants in the event of the termination of Mr. Goldstein’s employment and/or in the event of a change in control.

Employment Agreement effective as of January 1, 2023

On June 27, 2022, we entered into a third amended and restated employment agreement with Mr. Goldstein which took effect as of January 1, 2023, and was scheduled to expire on December 31, 2024 (the “Third Amended Goldstein Employment Agreement”).  On August 9, 2023, we and Mr. Goldstein entered into an amendment to the Third Amended Goldstein Employment Agreement which provides that, effective as of October 1, 2023, Mr. Goldstein would no longer be serving as our President and Chief Executive Officer.  In addition, the amendment provides that the Third Amended Goldstein Employment Agreement will expire on the earlier of December 31, 2024 or, in the event Mr. Goldstein is not re-elected as Chairman of the Board following the 2024 annual meeting of stockholders, then the date of such meeting.

Pursuant to the Third Amended Goldstein Employment Agreement, as amended, Mr. Goldstein is currently entitled to receive an annual base salary of $300,000.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information concerning exercisable and unexercisable stock options and unvested stock grants held by the above Named Executive Officers as of December 31, 2023:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Meryl S. Golden	50,000	-	$8.72	9/25/24	131,911	(1)		$-	$-

Barry B. Goldstein	-	-	-	-	211,391	(2)		$-	$-

Sarah (Minlei) Chen	-	-	-	-	1,990	(3)		$-	$-

________________________

(1)

Such shares vested to the extent of 60,556 shares on January 3, 2024 and 10,000 shares on January 4, 2024 and will vest to the extent of 800 shares on December 13, 2024, 50,555 shares on December 31, 2024 and 10,000 shares on January 3, 2025.

(2)	Such shares will vest on December 30, 2024.

(3)	Such shares vested to the extent of 1,190 shares on January 28, 2024 and will vest to the extent of 800 shares on December 13, 2024.

Termination of Employment and Change-in-Control Arrangements

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

Barry B. Goldstein

Pursuant to the Third Amended Goldstein Employment Agreement as amended, in the event that Mr. Goldstein’s employment is terminated by us without cause, or he resigns for good reason (each as defined in each such employment agreement), Mr. Goldstein would be entitled to receive his annual base salary for the remainder of the term. In addition, in the event that Mr. Goldstein’s employment is terminated by us for any reason, or he resigns for any reason, or, in the event of the termination of Mr. Goldstein’s employment due to disability or death, Mr. Goldstein’s granted but unvested restricted stock awards will vest.

Pursuant to the Third Amended Goldstein Employment Agreement, Mr. Goldstein would be entitled to receive, under certain circumstances, a payment equal to 1.5 times his then annual base salary in the event of the termination of his employment within eighteen months following a change of control of our company. In addition, pursuant to the 2014 Plan, Mr. Goldstein’s unvested restricted stock awards will vest in the event of a change of control of our company.

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

Compensation of Directors

The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2023:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total

Timothy P. McFadden	$65,000	$53,000	$-	$118,000
Floyd R. Tupper	$75,000	$53,000	$-	$128,000
William L. Yankus	$70,000	$53,000	$-	$123,000
Carla A. D’Andre	$65,000	$53,000	$-	$118,000

(1)

Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our consolidated financial statements included in this Annual Report.

The aggregate number of unvested restricted stock awards outstanding as of fiscal year end for each non-employee director is as follows:

Name	Unvested Restricted Stock Awards (#)

Timothy P. McFadden	39,259
Floyd R. Tupper	39,259
William L. Yankus	39,259
Carla A. D’Andre	39,259

Our non-employee directors are entitled to receive annual compensation for their services as directors as follows:

●	$50,000;

●

an additional $25,000 for service as audit committee chair, an additional $20,000 for service as compensation and finance committee chair, an additional $10,000 for service as investment committee chair, and an additional $15,000 for service as chair of other committees; and

●	$53,000 of our common stock determined by the closing stock price on the first business day of the year, which vest on the first anniversary of the grant date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership

The following table sets forth certain information as of March 21, 2024, regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each Named Executive Officer and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Barry B. Goldstein 15 Joys Lane Kingston, New York	814,076	(1)	7.4%

Meryl S. Golden	176,604	(2)	1.6%

Floyd R. Tupper	126,835	(3)	1.2%

Timothy P. McFadden	77,999		*

William L. Yankus	77,204		*

Carla A. D’Andre	65,354	(4)	*

Sarah (Minlei) Chen	6,893		*

Gregory Fortunoff 49 West 37th Street New York, New York 10018	813,905	(5)	7.4%

Michael Doak Griffin Highline Capital LLC 4514 Cole Avenue Dallas, Texas	595,238	(6)	5.4%

All executive officers and directors as a group (8 persons)	1,349,810	(1)(2)(3)(4)	12.2%

* Less than 1%.

(1)

The information regarding Mr. Goldstein is based solely on publicly available information filed with the SEC. Includes (i) 73,168 shares of common stock owned by Mr. Goldstein’s wife and (ii) 15,000 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein has sole voting and dispositive power over 740,908 shares of common stock and shared voting and dispositive power over 73,168 shares of common stock. The inclusion of the shares owned by Mr. Goldstein’s wife and the retirement trust shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

83

(2)

Includes (i) 20,000 shares held in a retirement trust for the benefit of Ms. Golden and (ii) 50,000 shares issuable upon the exercise of options that are exercisable currently.  The inclusion of the shares owned by the retirement trust shall not be continued as an admission that Ms. Golden is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(3)

Includes (i) 32,395 shares owned by Mr. Tupper’s wife, (ii) 6,675 shares held in a retirement trust for the benefit of Mr. Tupper and (iii) 810 shares held in a retirement trust for the benefit of Mr. Tupper’s wife. Mr. Tupper has sole voting and dispositive power over 93,630 shares of common stock and shared voting and dispositive power over 33,205 shares of common stock. The inclusion of the shares owned by Mr. Tupper’s wife and the retirement trusts for the benefit of Mr. Tupper and his wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(4)

Represents (i) 63,954 shares owned by a limited liability company controlled by Ms. D’Andre and (ii) 1,400 shares held in a retirement trust for the benefit of Ms. D’Andre. The inclusion of the shares owned by the limited liability company and the retirement trust shall not be construed as an admission that Ms. D’Andre is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(5)

The information regarding Gregory Fortunoff is based solely on Amendment No. 2 to Schedule 13G filed by him with the SEC on May 22, 2023 (the “Fortunoff 13G/A”). According to the Fortunoff 13G/A, Mr. Fortunoff has sole voting and dispositive power over 618,905 shares of common stock and shared voting and dispositive power over 195,000 shares of common stock.  The Fortunoff 13G/A also indicates that Scott Fortunoff has sole voting and dispositive power over 244,500 shares of common stock and shared voting and dispositive power over 195,000 shares of common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2023, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:

●	All compensation plans previously approved by security holders; and

●	All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	107,201	$8.31	1,242,378	(1)

Equity compensation plans not approved by security holders	-	-	-

Total	107,201	$8.31	1,242,378	(1)

(1)	Includes 550,581 shares reserved for issuance pursuant to unvested restricted stock grants.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2023 and 2022.

Fee Category	Fiscal 2023 Fees	Fiscal 2022 Fees
Audit Fees(1)	$326,035	$275,010
Tax Fees(2)	$-	$-
Audit-Related Fees(3)	$-	$-
All Other Fees(4)	$-	$-
	$326,035	$275,010

(1)

Audit Fees consist of fees billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, services rendered in connection with the filing of Form S-8, additional services rendered in connection with the filing of the September 30, 2023 Quarterly Report on Form 10-Q, services rendered in response to due diligence requests in connection with the refinancing of the 2017 Notes, responses in connection with a DFS examination of KICO, and services provided in connection with other statutory or regulatory filings.

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

10(a)	Amended and Restated 2014 Equity Participation Plan.*

10(b)

Third Amended and Restated Employment Agreement, dated as of June 27, 2022, by and between Kingstone Companies, Inc. and Barry B. Goldstein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2022).

10(c)

Amendment No. 1, dated as of August 9, 2023, to Third Amended and Restated Employment Agreement, dated as of June 27, 2022, by and between Kingstone Companies, Inc. and Barry B. Goldstein (incorporated by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, filed on August 14, 2023).

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

10(i)

Letter agreement, dated as of June 27, 2022, between Kingstone Companies, Inc. and Barry B. Goldstein with respect to outstanding restricted stock grants (incorporated by reference to Exhibit 10(h) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023).

10(j)	Letter agreement, dated as of September 18, 2023, between Kingstone Companies, Inc. and Barry B. Goldstein with respect to outstanding restricted stock grants.*

10(k)

Second Amended and Restated Employment Agreement, dated as of June 27, 2022, by and between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 28, 2022).

10(l)

Stock Grant Agreement, dated as of January 3, 2022, between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed on April 4, 2022).

10(m)

Stock Grant Agreement, dated as of January 3, 2023, between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 10(q) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 31, 2023).

10(n)	Deferred Compensation Plan, dated as of June 18, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

10(o)	Stock Grant Agreement, dated as of January 2, 2024, between Kingstone Companies, Inc. and Floyd R. Tupper.*

10(p)	Stock Grant Agreement, dated as of January 2, 2024, between Kingstone Companies, Inc. and Carla D’Andre.*

10(q)	Stock Grant Agreement, dated as of January 2, 2024, between Kingstone Companies, Inc. and William L. Yankus.*

10(r)	Stock Grant Agreement, dated as of January 2, 2024, between Kingstone Companies, Inc. and Timothy P. McFadden.*

10(s)	Stock Grant Agreement, dated as of January 2, 2024, between Kingstone Companies, Inc. and Meryl S. Golden.*

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017).

23	Consent of Marcum LLP.*

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback Policy.*

101.INS	XBRL Instance Document.*

101.SCH	101.SCH XBRL Taxonomy Extension Schema.*

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.*

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.*

*Filed herewith

**Furnished herewith

ITEM 16. FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: April 1, 2024	By:	/s/ Meryl S. Golden
Meryl S. Golden Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Meryl S. Golden	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2024
Meryl S. Golden

/s/ Barry B. Goldstein	Executive Chairman of the Board and Director	April 1, 2024
Barry B. Goldstein

/s/ Jennifer L. Gravelle	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 1, 2024
Jennifer L. Gravelle

/s/ Floyd R. Tupper	Secretary and Director	April 1, 2024
Floyd R. Tupper

/s/ Timothy P. McFadden	Director (Lead Independent Director)	April 1, 2024
Timothy P. McFadden

/s/ William L. Yankus	Director	April 1, 2024
William L. Yankus

/s/ Carla A. D’Andre	Director	April 1, 2024
Carla A. D’Andre

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Kingstone Companies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of the Estimate of Loss and Loss Adjustment Expense (“LAE”) Reserves

As discussed in Notes 2 and 11 to the financial statements, the loss and LAE reserves represent the Company’s estimate of the ultimate liability for unpaid losses. These reserves are based on facts and circumstances then known and include provisions for claims that have been reported and claims that have been incurred but not reported (“IBNR”).  The projection of future claim payments and reporting is based on analyses of the Company’s historical experience, supplemented by analyses of industry loss data.  At December 31, 2023, the Company’s loss and LAE reserves balance was approximately $121.8 million.

The principal considerations that led us to conclude the estimate of loss and LAE reserves was a critical audit matter include the significance of the reserves to the Company’s financial statements, the inherent judgment necessary to estimate the reserves, and the degree of variability involved in determining the estimate. Therefore, we determined that the liability for loss and LAE reserves was a critical audit matter, which required significant auditor judgment and specialized skill and knowledge including the involvement of actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address the Company’s loss and LAE reserves included, but were not limited to, testing the Company’s reserving process, including the actuarial analyses and the determination of the Company’s estimate of the loss and LAE reserves as follows:

•	Utilizing consulting actuarial professionals with specialized skills and knowledge to analyze the appropriateness of the methodologies utilized by the Company to estimate reserves and to determine the reasonableness of the gross and net loss and LAE reserves recorded by the Company as of December 31, 2023.

•	Having consulting actuarial professionals also analyze the approach, methodology, assumptions, and ultimate losses and LAE documented in the actuarial reports prepared by the independent actuarial firm engaged by the Company.

•	Analyzing the consistency of the Company’s recorded reserves relative to the actuarial central estimates of the reserve range determined by the Company’s independent actuarial firm at December 31, 2023 in comparison to December 31, 2022.

•	Performing hindsight analysis to determine the completeness and accuracy of reserves recorded in the prior year and performing analytical procedures on current year reserves.

•	Analyzing the 2023 quarterly actuarial reports prepared by the Company’s Chief Actuary.

•	Testing the claims handling process, including the establishment of individual case reserves and the settlement of claims.

•	Verifying the accuracy and completeness of the underlying data, including historical claims data, provided to the independent actuarial firm engaged by the Company for the purpose of preparing the actuarial analysis at December 31, 2023.

/s/ Marcum LLP

We have served as the Company’s auditor since 2012.

Marcum LLP

Hartford, CT

April 1, 2024

PCAOB ID Number 688

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,	December 31,
	2023	2022

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of
$6,106,148 at December 31, 2023 and $6,600,388 at December 31, 2022)	$7,052,541	$7,766,140
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of
$164,460,942 at December 31, 2023 and $174,918,427 at December 31, 2022)	148,920,797	154,715,163
Equity securities, at fair value (cost of $17,986,783 at December 31, 2023 and
$18,086,700 at December 31, 2022)	14,762,340	13,834,390
Other investments	3,897,150	2,771,652
Total investments	174,632,828	179,087,345
Cash and cash equivalents	8,976,998	11,958,228
Premiums receivable, net	13,604,808	13,880,504
Reinsurance receivables, net	75,593,912	66,465,061
Deferred policy acquisition costs	19,802,564	23,819,453
Intangible assets	500,000	500,000
Property and equipment, net	9,395,697	10,541,935
Deferred income taxes, net	10,551,819	10,331,158
Other assets	4,574,584	3,748,847
Total assets	$317,633,210	$320,332,531

Liabilities
Loss and loss adjustment expense reserves	$121,817,862	$118,339,513
Unearned premiums	105,621,538	107,492,777
Advance premiums	3,797,590	2,839,028
Reinsurance balances payable	12,837,140	13,061,966
Deferred ceding commission revenue	9,460,865	10,619,569
Accounts payable, accrued expenses and other liabilities	4,350,546	6,651,723
Debt, net	25,243,530	25,158,523
Total liabilities	283,129,071	284,163,099

Commitments and Contingencies (Note 17)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 12,248,313 shares at December 31, 2023 and 12,171,512 shares at December 31, 2022; outstanding
10,776,907 shares at December 31, 2023 and 10,700,106 shares at December 31, 2022	122,483	121,715
Capital in excess of par	75,338,010	74,519,590
Accumulated other comprehensive loss	(12,274,563)	(15,958,428)
Accumulated deficit	(23,114,310)	(16,945,964)
	40,071,620	41,736,913
Treasury stock, at cost, 1,471,406 shares at December 31, 2023
and December 31, 2022	(5,567,481)	(5,567,481)
Total stockholders' equity	34,504,139	36,169,432

Total liabilities and stockholders' equity	$317,633,210	$320,332,531

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31,	2023	2022

Revenues
Net premiums earned	$114,384,263	$114,384,531
Ceding commission revenue	21,053,494	19,319,391
Net investment income	6,008,682	4,936,778
Net gains (losses) on investments	2,134,554	(9,391,865)
Other income	609,721	910,455
Total revenues	144,190,714	130,159,290

Expenses
Loss and loss adjustment expenses	82,849,210	88,390,042
Commission expense	33,364,629	34,581,617
Other underwriting expenses	25,909,962	26,697,006
Other operating expenses	2,456,473	3,113,473
Depreciation and amortization	2,973,440	3,300,445
Interest expense	4,002,531	2,019,047
Total expenses	151,556,245	158,101,630

Loss from operations before taxes	(7,365,531)	(27,942,340)
Income tax benefit	(1,197,185)	(5,417,546)
Net loss	(6,168,346)	(22,524,794)

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses)
on available-for-sale-securities	4,644,308	(22,540,229)

Reclassification adjustment for losses (gains)
included in net loss	18,811	65,333
Net change in unrealized gains (losses)	4,663,119	(22,474,896)
Income tax (expense) benefit related to items
of other comprehensive income (loss)	(979,254)	4,719,729
Other comprehensive income (loss), net of tax	3,683,865	(17,755,167)

Comprehensive loss	$(2,484,481)	$(40,279,961)

Loss per common share:
Basic	$(0.57)	$(2.12)
Diluted	$(0.57)	$(2.12)

Weighted average common shares outstanding
Basic	10,756,487	10,645,365
Diluted	10,756,487	10,645,365

Dividends declared and paid per common share	$-	$0.12

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2023 and 2022

						Accumulated	Retained
					Capital	Other	Earnings
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Income (Loss)	(Deficit)	Shares	Amount	Total
Balance, January 1, 2022	-	$-	11,955,660	$119,557	$72,467,483	$1,796,739	$6,855,896	1,471,406	$(5,567,481)	$75,672,194
Stock-based compensation	-	-	-	-	1,392,612	-	-	-	-	1,392,612
Vesting of restricted stock awards	-	-	262,490	2,625	(2,625)	-	-	-	-	-
Issuance of common stock - employee
stock purchase plan	-	-	33,222	332	60,132	-	-	-	-	60,464
Shares deducted from restricted stock										-
awards for payment of withholding taxes	-	-	(79,860)	(799)	(391,212)	-	-	-	-	(392,011)
Warrants issued with exchange of debt	-	-	-	-	993,200	-	-	-	-	993,200
Dividends	-	-	-	-	-	-	(1,277,066)	-	-	(1,277,066)
Net loss	-	-	-	-	-	-	(22,524,794)	-	-	(22,524,794)
Change in unrealized losses on available-
for-sale securities, net of tax	-	-	-	-	-	(17,755,167)	-	-	-	(17,755,167)
Balance, December 31, 2022	-	-	12,171,512	121,715	74,519,590	(15,958,428)	(16,945,964)	1,471,406	(5,567,481)	36,169,432
Stock-based compensation	-	-	-	-	832,597	-	-	-	-	832,597
Vesting of restricted stock awards	-	-	82,865	828	(828)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(6,064)	(60)	(13,349)	-	-	-	-	(13,409)
Net loss	-	-	-	-	-	-	(6,168,346)	-	-	(6,168,346)
Change in unrealized gains on available-
for-sale securities, net of tax	-	-	-	-	-	3,683,865	-	-	-	3,683,865
Balance, December 31, 2023	-	$-	12,248,313	$122,483	$75,338,010	$(12,274,563)	$(23,114,310)	1,471,406	$(5,567,481)	$34,504,139

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31,	2023	2022

Cash flows from operating activities:
Net loss	$(6,168,346)	$(22,524,794)
Adjustments to reconcile net loss to net cash flows
used in operating activities:
Net losses (gains) on investments	18,811	140,063
Net unrealized (gains) losses on equity investments	(1,027,867)	6,494,380
Net unrealized (gains) losses on other investments	(1,125,498)	2,757,422
Depreciation and amortization	2,973,440	3,300,445
Bad debt expense	75,215	132,577
(Accretion of bond discount) amortization of bond premium, net	(36,712)	3,995,751
Amortization of discount and issuance costs on debt	1,187,678	230,389
Stock-based compensation	832,597	1,392,612
Deferred income tax benefit	(1,199,915)	(5,419,176)
Decrease (increase) in operating assets:
Premiums receivable, net	200,481	(1,694,745)
Reinsurance receivables, net	(9,128,851)	(26,172,623)
Deferred policy acquisition costs	4,016,889	(1,580,466)
Other assets	(825,737)	4,844,358
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	3,478,349	23,390,768
Unearned premiums	(1,871,239)	9,733,170
Advance premiums	958,562	145,562
Reinsurance balances payable	(224,826)	100,398
Deferred ceding commission revenue	(1,158,704)	871,061
Accounts payable, accrued expenses and other liabilities	(2,301,177)	(1,052,673)
Net cash flows used in operating activities	(11,326,850)	(915,521)

Cash flows from investing activities:
Purchase - fixed-maturity securities held-to-maturity	-	(498,711)
Purchase - fixed-maturity securities available-for-sale	(51,496,673)	(48,733,416)
Purchase - equity securities	-	(684,778)
Redemption - fixed-maturity securities held-to-maturity	750,000	1,000,000
Sale and maturity - fixed-maturity securities available-for-sale	61,935,658	25,606,590
Sale - equity securities	99,917	19,379,047
Redemption - other investments	-	2,576,272
Acquisition of property and equipment	(1,827,202)	(4,550,783)
Net cash flows provided by (used in) investing activities	9,461,700	(5,905,779)

Cash flows from financing activities:
Proceeds from equipment financing	-	8,096,824
Principal payments on equipment financing	(1,088,372)	(191,169)
Principal payment on 2017 Notes refinancing	-	(10,050,000)
Bond issue costs on 2022 Notes	(14,299)	(1,758,112)
Withholding taxes paid on vested retricted stock awards	(13,409)	(392,011)
Net proceeds from issuance of common stock - employee stock purchase plan	-	60,464
Dividends paid	-	(1,277,066)
Net cash flows used in financing activities	(1,116,080)	(5,511,070)

Decrease in cash and cash equivalents	$(2,981,230)	$(12,332,370)

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Years ended December 31,	2023	2022

Decrease in cash and cash equivalents	$(2,981,230)	$(12,332,370)
Cash and cash equivalents, beginning of period	11,958,228	24,290,598
Cash and cash equivalents, end of period	$8,976,998	$11,958,228

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,927,905	$1,600,626

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss), net of tax	$3,683,865	$(17,755,167)
Warrants issued under the Exchange Agreement	$-	$993,200

See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 - Nature of Business

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York.  KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2023 and 2022, 88.3% and 80.6%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared in accordance with GAAP assuming that the Company will continue as a going concern for a period of one year from the issuance date of the financial statements. The Company’s $30,000,000 5.5% Senior Unsecured Notes (the “2017 Notes”) were due on December 30, 2022. The Company’s continuation as a going concern was dependent on its ability to obtain financing and/or other funds to satisfy such obligation. The 2017 Notes were refinanced on December 15, 2022 under a note and warrant exchange agreement with a refinanced balance of $19,950,000 (the “2022 Notes”) as of December 31, 2022 and a maturity date of December 30, 2024 (see Note 9 - Debt).

The Company’s continuation as a going concern is dependent on its ability to obtain financing and/or other funds to satisfy the maturity obligation of the 2022 Notes on December 31, 2024.  Management believes that KICO’s insurance operations would be able to continue in the unlikely event that financing is not obtained.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

Management’s Plan Related to Going Concern

In order to continue as a going concern, the Company will need to obtain financing and/or other funds to satisfy its debt obligation on December 30, 2024. Management plans to refinance the 2022 Notes with a new issue of equity securities and/or investment grade debt securities of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the 2022 Notes.  In connection therewith, the Company will be utilizing investment bankers to serve as placement agents for proposed offerings by the Company of its securities (including debt, equity and/or preferred securities). The offerings would be of such size as to generate proceeds to the Company of no less than $19,950,000.  The Company, subject to regulatory approval, may receive distributions paid to it by KICO, its insurance subsidiary, that could be utilized to repay the 2022 Notes. Further, the Company may also use available invested assets and cash to repay the 2022 Notes.  As of December 31, 2023, invested assets and cash was approximately $2,042,000.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above.  The Company believes that its plan is probable of being implemented and that such plan would alleviate any adverse conditions.

Reclassification of Balances from Prior Year Disclosure

Components of ceded premiums written within prior year net earned premiums in Note 11 were reclassified to conform with an elected change in the current year presentation by recording ceded written premiums for the 12 months of the contract term at inception, rather than monthly over the contract term, providing a full disclosure of the premiums ceded. The reclassification had no effect on the Company’s previously reported financial condition, results of operations or cash flows.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2023 and 2022. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2023 and 2022. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.

The Company presents its net reinsurance receivables separately from its reinsurance balances payable in accordance with ASU 2011-11 Balance Sheet (Topic 210). Additionally, prepaid premiums for excess of loss and catastrophe reinsurance treaties are presented net in reinsurance balances payable as a reduction to reinsurance premiums payable as they meet the net accounting criteria of Topic 210.

Credit Losses

Current Expected Credit Losses (ASU 2016-13) added an asset impairment model that is based on expected losses rather than incurred losses.  The purpose of this ASU was to reduce complexity by decreasing the number of impairment models that entities use to account for debt instruments, allows for more timely recognition of credit losses by using an expected, rather than incurred loss, model, requires recognition of lifetime expected credit losses, and doesn’t require a specific method for estimating expected credit losses.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions.

Investments

The Company classifies its fixed-maturity securities as either held-to-maturity or available-for-sale.  Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost. Available-for-sale securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, adjusted for allowance for expected credit losses, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive income. Realized gains and losses are determined on the specific identification method and reported in net loss in the consolidated statements of operations and comprehensive income (loss).

Equity securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, adjusted for allowance for expected credit losses, with unrealized gains and losses reported in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). Other investments are reported at their estimated fair values using the net asset value (“NAV”) per share (or its equivalent) of the instrument with unrealized gains and losses reported in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). See Note - 3, Investments for additional discussion.

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities’ fair value necessitates the recognition of an allowance for credit losses. Factors considered in the review include the extent to which the fair value has been less than amortized cost, current market interest rates and whether the unrealized loss is credit-driven or a result of changes in market interest rates. The Company also considers factors specific to the issuer including the general financial condition of the issuer, the issuers’ industry and future business prospects, any past failure of the issuer to make scheduled interest or principal payments, the payment structure of the investment and the issuers’ ability to make contractual payments on the investment.

The Company may sell its available-for-sale securities, equity securities, and other investments in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Investment income is accrued to the balance sheet dates of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturity securities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income totaled approximately $1,262,000 and $1,299,000 as of December 31, 2023 and 2022, respectively, and is included in other assets on the accompanying consolidated balance sheets.

For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a credit-loss charge is recognized in net loss based on the fair value of the security at the time of assessment.

For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit loss related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded, which is recognized in net loss through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income (loss).

The Company did not identify any available-for-sale securities as of December 31, 2023 which presented a risk of loss due to credit deterioration of the security.

Premiums Receivable

Premiums receivable include balances due currently or in the future and are presented net of an allowance for doubtful accounts of approximately $269,000 and $39,000 as of December 31, 2023 and 2022, respectively. The allowance for uncollectible amounts is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $75,000 and $133,000 were written off for the years ended December 31, 2023 and 2022, respectively. The Company evaluates cancellations after the balance sheet date and has determined that the cancellations are not material, therefore no additional cancellation reserve is recognized as of December 31, 2023 and 2022.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Deferred Policy Acquisition Costs

Policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as the related premiums are earned.

Intangible Assets

The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2023 and 2022.

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

The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the estimated fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2023 and 2022, the fair value of the real estate assets is estimated to be in excess of the carrying value.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2023 and 2022, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023 and 2022, the Company’s cash equivalents were as follows:

	December 31,	December 31,
	2023	2022

Collateralized bank repurchase agreement (1)	$899,646	$159,596
Money market funds	2,430,317	2,458,223
Total	$3,329,963	$2,617,819

(1)

The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.

At December 31, 2023, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2023 and 2022 is as follows:

	Years ended December 31,
	2023	2022
Personal Lines	93.1%	94.0%
Premiums earned not subject to concentration	6.9%	6.0%
Total premiums earned	100.0%	100.0%

(1)	For the years ended December 31, 2023 and 2022, premiums earned not subject to concentration are comprised primarily of one line of business.

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

Advertising Costs

Advertising costs are charged to operations as incurred. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and were approximately $86,000 and $114,000 for the years ended December 31, 2023 and 2022, respectively.

Stock-based Compensation

Stock-based compensation expense in 2023 and 2022 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Warrants

The Company’s outstanding issued warrants are accounted for as equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company’s warrants are accounted for at fair value on the issuance date with no changes in fair value recognized after the issuance date.

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

Accounting Changes

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13 - Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This guidance applies to reinsurance and insurance receivables and other financing receivables. For available-for-sale fixed maturity securities carried at fair value, estimated credit losses will continue to be measured at the present value of expected cash flows; however, the other than temporary impairment (“OTTI”) concept has been eliminated. Under the previous guidance, estimated credit impairments resulted in a write-down of amortized cost. Under the new guidance, estimated credit losses are recognized through an allowance and reversals of the allowance are permitted if the estimate of credit losses declines. For available-for-sale fixed maturity securities where the Company has an intent to sell, impairment will continue to result in a write-down of amortized cost. ASU 2016-13 was effective for the Company on January 1, 2023. The Company determined as of the date of adoption that the updated guidance did not have an impact on its consolidated financial statements. Below is a summary of the significant accounting policies impacted by the adoption of ASU 2016-13.

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

The Company has determined that it was not subject to any other new accounting pronouncements that became effective during the year ended December 31, 2023.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU-2023-09 is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than	More than	Fair	Unrealized
Category	Cost	Gains	12 Months	12 Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	$(15,574)

Political subdivisions of States,
Territories and Possessions	16,607,713	-	-	(3,209,161)	13,398,552	(3,209,161)

Corporate and other bonds
Industrial and miscellaneous	75,993,042	-	-	(5,885,296)	70,107,746	(5,885,296)

Residential mortgage and other asset
backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	(6,430,114)
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	$(15,540,145)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	December 31, 2022

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than	More than	Fair	Unrealized
Category	Cost	Gains	12 Months	12 Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and
obligations of U.S. government
corporations and agencies (1)	$23,874,545	$1,479	$(6,928)	$-	$23,869,096	$(5,449)

Political subdivisions of States,
Territories and Possessions	17,108,154	-	(2,195,273)	(1,771,494)	13,141,387	(3,966,767)

Corporate and other bonds
Industrial and miscellaneous	80,338,464	-	(5,796,994)	(2,458,985)	72,082,485	(8,255,979)

Residential mortgage and other asset
backed securities (2)	53,597,264	58,398	(882,664)	(7,150,803)	45,622,195	(7,975,069)
Total fixed-maturity securities	$174,918,427	$59,877	$(8,881,859)	$(11,381,282)	$154,715,163	$(20,203,264)

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of December 31, 2023 and 2022, the amount of required collateral was approximately $6,999,000 and $8,691,000, respectively. As of December 31, 2023 and 2022, the estimated fair value of the eligible collateral was approximately $6,999,000 and $8,691,000, respectively.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 9 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2023, the estimated fair value of the eligible investments was approximately $11,412,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2023 and 2022 there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2023 and 2022 is shown below:

	December 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$34,729,120	$34,461,172	$16,359,100	$16,307,991
One to five years	31,803,338	30,416,618	18,605,987	14,085,113
Five to ten years	31,596,410	27,330,377	54,559,158	52,230,283
More than 10 years	15,426,651	12,237,321	31,796,918	26,469,581
Residential mortgage and other asset backed securities	50,905,423	44,475,309	53,597,264	45,622,195
Total	$164,460,942	$148,920,797	$174,918,427	$154,715,163

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of December 31, 2023 and 2022 are as follows:

	December 31, 2023
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000
Mutual Funds	622,209	314,816	-	937,025
FHLBNY common stock	69,400	-	-	69,400
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340

	December 31, 2022
		Gross	Gross	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(3,589,313)	$9,994,629
Fixed income exchange traded funds,	3,711,232		(821,632)	2,889,600
Mutual funds	716,626	158,635	-	875,261
FHLBNY common stock	74,900	-	-	74,900
Total	$18,086,700	$158,635	$(4,410,945)	$13,834,390

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Other Investments

The cost and estimated fair value of, and gross unrealized gains on, the Company’s other investments as of December 31, 2023 and 2022 are as follows:

	December 31, 2023			December 31, 2022
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,910,110	$3,897,150	$1,987,040	$784,612	$2,771,652

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity fixed-maturity securities as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than	More than	Fair	Gains/
Category	Cost	Gains	12 Months	12 Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	$(10,032)

Political subdivisions of States,
Territories and Possessions	499,170	890	-	-	500,060	890

Exchange traded debt	304,111	-	-	(70,111)	234,000	(70,111)

Corporate and other bonds
Industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	(867,140)
Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	$(946,393)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	December 31, 2022
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than	More than	Fair	Gains/
Category	Cost	Gains	12 Months	12 Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,560	$28,400	$(34,077)	$-	$1,222,883	$(5,677)

Political subdivisions of States,
Territories and Possessions	498,638	2,092	-	-	500,730	2,092

Exchange traded debt	304,111	-	(29,111)	-	275,000	(29,111)

Corporate and other bonds
Industrial and miscellaneous	5,734,831	36,968	(809,746)	(360,278)	4,601,775	(1,133,056)
Total	$7,766,140	$67,460	$(872,934)	$(360,278)	$6,600,388	$(1,165,752)

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and the estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2023 and 2022 is shown below:

	December 31, 2023		December 31, 2022
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$708,535	$743,575
One to five years	1,121,288	1,097,101	1,120,507	1,088,522
Five to ten years	1,414,911	1,270,770	1,402,704	1,200,720
More than 10 years	4,516,342	3,738,277	4,534,394	3,567,571
Total	$7,052,541	$6,106,148	$7,766,140	$6,600,388

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Years ended
	December 31,
	2023	2022

Income:
Fixed-maturity securities	$5,352,304	$4,211,229
Equity securities	707,835	1,058,351
Cash and cash equivalents	255,905	63,683
Total	6,316,044	5,333,263
Expenses:
Investment expenses	307,362	396,485
Net investment income	$6,008,682	$4,936,778

Proceeds from the redemption of fixed-maturity securities held-to-maturity were $750,000 and $1,000,000 for the years ended December 31, 2023 and 2022, respectively.

Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $61,935,658 and $25,606,590 for the years ended December 31, 2023 and 2022, respectively.

Proceeds from the sale of equity securities were $99,917 and $19,379,047 for the years ended December 31, 2023 and 2022, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The Company’s net gains (losses) on investments for the years ended December 31, 2023 and 2022 are summarized as follows:

	Years ended
	December 31,
	2023	2022
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$2,428	$143,622
Gross realized losses	(21,239)	(208,955)
	(18,811)	(65,333)

Equity securities:
Gross realized gains	-	1,384,432
Gross realized losses	-	(2,048,395)
	-	(663,963)

Other Investments:
Gross realized gains	-	589,233
Gross realized losses	-	-
	-	589,233

Net realized losses	(18,811)	(140,063)

Unrealized (Losses) Gains

Equity Securities:
Gross gains	1,027,867	-
Gross losses	-	(6,494,380)
	1,027,867	(6,494,380)

Other Investments:
Gross gains	1,125,498	-
Gross losses	-	(2,757,422)
	1,125,498	(2,757,422)

Net unrealized gains (losses)	2,153,365	(9,251,802)

Net gains (losses) on investments	$2,134,554	$(9,391,865)

Allowance for Credit Losses

At December 31, 2023 and 2022, there were 140 and 155 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the years ended December 31, 2023 and 2022. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2023 and 2022 as follows:

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$5,974,440	$(17,373)	1	$-	-	-	$5,974,440	$(17,373)

Political subdivisions of
States, Territories and
Possessions	-	-	-	13,398,552	(3,209,161)	13	13,398,552	(3,209,161)

Corporate and other
bonds industrial and
miscellaneous	-	-	-	70,107,746	(5,885,296)	85	70,107,746	(5,885,296)

Residential mortgage and
other asset backed securities	88,988	(2,144)	4	38,675,604	(6,541,731)	37	38,764,592	(6,543,875)

Total fixed-maturity
securities	$6,063,428	$(19,517)	5	$122,181,902	$(15,636,188)	135	$128,245,330	$(15,655,705)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at December 31, 2023 and 2022 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities
and obligations of U.S.
government corporations
and agencies	$20,939,190	$-	$-	$20,939,190

Political subdivisions of
States, Territories and
Possessions	-	13,398,552	-	13,398,552

Corporate and other
bonds industrial and
miscellaneous	70,107,746	-	-	70,107,746

Residential mortgage and other asset backed securities	-	44,475,309	-	44,475,309
Total fixed maturities	91,046,936	57,873,861	-	148,920,797
Equity securities	14,762,340	-	-	14,762,340
Total investments	$105,809,276	$57,873,861	$-	$163,683,137

	December 31, 2022
	Level 1	Level 2	Level 3	Total

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of December 31, 2023 and 2022. The Company measures this investment at fair value on a recurring basis.  Fair value using NAV per share is as follows as of the dates indicated:

Category	December 31, 2023	December 31, 2022

Other Investments
Hedge fund	$3,897,150	$2,771,652

The hedge fund investment is generally redeemable with at least 45 days prior written notice.  The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the accompanying consolidated statements of operations and comprehensive loss within net gains (losses) on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s debt as of December 31, 2023 and 2022, which is not measured at fair value, is as follows:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$17,812,500	$-	$17,812,500

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2022	$-	$15,829,096	$-	$15,829,096

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Reinsurance balances payable:  The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.

The estimated fair values of the Company’s financial instruments and real estate as of December 31, 2023 and 2022 are as follows:

	December 31, 2023		December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$7,052,541	$6,106,148	$7,766,140	$6,600,388
Cash and cash equivalents, Level 1	$8,976,998	$8,976,998	$11,958,228	$11,958,228
Premiums receivable, net, Level 1	$13,604,808	$13,604,808	$13,880,504	$13,880,504
Reinsurance receivables, net, Level 3	$75,593,912	$75,593,912	$66,465,061	$66,465,061
Real estate, net of accumulated depreciation, Level 3 (1)	$1,992,529	$3,540,000	$2,050,644	$2,800,000
Reinsurance balances payable, Level 3	$12,837,140	$12,837,140	$13,061,966	$13,061,966

(1)

Real estate consists of a complex which includes an office building, a house and vacant land located in Kingston, New York. The $740,000 increase in fair value of real estate is due to favorable rezoning of the properties in late 2023.

Note 6 - Intangible Assets

Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. KICO’s insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. All identified intangible assets of finite useful life were fully amortized as of December 31, 2023 and 2022.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2023 and 2022 are summarized as follows:

	Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(in yrs)	Value	Amortization	Amount
Insurance license	-	$500,000	$-	$500,000
Customer relationships	10	3,400,000	3,400,000	-
Other identifiable
intangibles	7	950,000	950,000	-
Total		$4,850,000	$4,350,000	$500,000

Intangible asset impairment testing and amortization

The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified for the years ended December 31, 2023 and 2022.

The Company recorded no amortization expense related to intangible assets for the years ended December 31, 2023 and 2022.

Note 7 - Reinsurance

Effective December 31, 2021, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, the Company entered into a new 30% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon the expiration of the 2023/2024 Treaty on January 1, 2024, the Company entered into a new 27% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”).

The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2023 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2023. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Treaty Period
	2024/2025 Treaty		2023/2024 Treaty		2021/2023 Treaty
	July 1,	January 1,	July 1,	January 1,	July 1,	December 31,
	2024	2024	2023	2023	2022	2021
	to	to	to	to	to	to
	January 1,	June 30,	January 1,	June 30,	January 1,	June 30,
Line of Business	2025	2024	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	27%	27%	30%	30%	30%	30%
Risk retained on intial
$1,000,000 of losses (5) (6) (7)	$730,000	$730,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and
facultative facility
coverage (1) (5) (6)	$400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (5) (6)	$470,000	$8,470,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence
subject to reinsurance
coverage (6)	$1,000,000	$8,000,000	$8,000,000	$8,000,000	$9,000,000	$9,000,000
Expiration date	(6)	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (7) (8)	(6)	$9,500,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage
in excess of quota share
coverage (2)	(6)	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium
protection (3) (4)	(6)	Yes	Yes	Yes	Yes	Yes

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

(4)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

(5)

For the period January 1, 2022 through January 1, 2025, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty.

(6)

Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30,2024, with none of these coverages to be in effect during the period from July 1 2024 through January 1, 2025. If and when these treaties are renewed on July 1, 2024, the excess of loss and facultative facility, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2024 through January 1, 2025 is currently only covered under the 2024/2025 Treaty and underlying excess of loss reinsurance treaty. The 2024/2025 Treaty and underlying excess of loss reinsurance treaty will expire on January 1, 2025.

(7)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2023 and 2022 are as follows:

	Unpaid	Paid
($ in thousands)	Losses	Losses	Total	Security
December 31, 2023
Swiss Reinsurance America Corporation	11,027	6,560	17,587	-
Hannover Rueck SE	8,753	(92)	8,661	-
Allied World Insurance Company	4,724	2,190	6,914	4	(1)
Ace Property and Casualty Insurance Company	3,205	1,840	5,045	-
Lancashire Insurance Company Limited	3,203	1,583	4,786	-
Others	2,377	3,296	5,673	2,662	(2)
Total	$33,289	$15,377	$48,666	$2,666

December 31, 2022
Swiss Reinsurance America Corporation	9,469	4,823	$14,292	$-
Hanover Rueck SE	8,681	2,698	11,379	-
Others	9,510	6,067	15,577	2,399	(3)
Total	$27,660	$13,588	$41,248	$2,399

(1) As of December 31, 2023, represents $4,000 guaranteed by irrevocable letters of credit.

(2) As of December 31, 2023, represents $2,236,000 secured pursuant to collateralized trust agreement and $426,000 guaranteed by irrevocable letters of credit.

(3) As of December 31, 2022, represents $1,918,000 secured pursuant to collateralized trust agreement and $481,000 guaranteed by irrevocable letters of credit.

Assets held in the trusts referred to in footnotes (2) and (3) in the table above are not included in the Company’s invested assets, and investment income earned on these assets is credited to the reinsurers respectively. In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 include unearned ceded premiums of approximately $26,928,000 and $25,217,000, respectively.

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2023/2024 Treaty for the year ended December 31, 2023, and under the 2021/2023 Treaty for the year ended December 31, 2022, based on a fixed provisional commission rate at which provisional ceding commissions are earned. The Company earned ceding commission revenue under its quota share reinsurance agreements that expired prior to the 2021/2023 Treaty based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) under certain of the quota share reinsurance agreements, a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Ceding commission revenue consists of the following:

	Year ended
	December 31,
	2023	2022

Provisional ceding commissions earned	$20,397,454	$19,105,779
Contingent ceding commissions earned	656,040	213,612
	$21,053,494	$19,319,391

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2023 and 2022, net contingent ceding commissions payable to reinsurers under all treaties was approximately $3,302,000 and $2,667,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue

Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Years ended
	December 31,
	2023	2022

Net deferred policy acquisition costs, net of deferred ceding
commission revenue, beginning of year	$13,199,884	$12,490,479

Cost incurred and deferred:
Commissions and brokerage	29,926,493	36,354,386
Other underwriting and policy acquisition costs	8,866,395	9,154,706
Ceding commission revenue	(7,209,248)	(7,236,720)
Net deferred policy acquisition costs	31,583,640	38,272,372
Amortization	(34,441,825)	(37,562,967)
	(2,858,185)	709,405

Net deferred policy acquisition costs, net of deferred ceding
commission revenue, end of year	$10,341,699	$13,199,884

Deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023	2022

Deferred policy acquisition costs	$19,802,564	$23,819,453
Deferred ceding commission revenue	(9,460,865)	(10,619,569)
Balance at end of period	$10,341,699	$13,199,884

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 9 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the FHLBNY.  KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At December 31, 2023 and 2022, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. If KICO has collateral, based on KICO’s net admitted assets, the maximum allowable advance as of December 31, 2023 and 2022 was approximately $12,813,000 and $13,192,000, respectively. Available collateral as of December 31, 2023 and 2022 was approximately $11,412,000 and $12,228,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the years ended December 31, 2023 and 2022.

Debt

Debt as of December 31, 2023 and 2022 consists of the following:

	December 31,
	2023	2022

2022 Notes, net	$18,426,247	$17,252,868
Equipment financing	6,817,283	7,905,655
Balance at end of period	$25,243,530	$25,158,523

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

2022 Notes

On December 15, 2022, the Company issued $19,950,000 of its 2022 Notes pursuant to the Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which commenced on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,200 (see Note 12 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. The balance of the 2022 Notes as of December 31, 2023 and 2022 is as follows:

	December 31,	December 31,
	2023	2022

12.0% Senior Unsecured Notes	$19,950,000	$19,950,000
Warrants	(653,123)	(979,684)
Issuance costs	(870,630)	(1,717,448)
2022 Notes, net	$18,426,247	$17,252,868

The Exchange Agreement provided for a mandatory redemption of the 2022 Notes on December 30, 2023, in an amount such that the aggregate principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest thereon was to be equal to the amount by which the maximum Ordinary Dividend Paying Capacity of KICO (as defined below) measured as of December 15, 2023 exceeded the Company’s Holding Company Expenses (as defined below) for the calendar year ended December 31, 2023. “Ordinary Dividend Paying Capacity” means the sum, as measured on December 15, 2023, of (i) the maximum allowable amount of dividends that KICO is permitted to pay without seeking any regulatory approval in accordance with New York insurance regulations based on its statutory annual and quarterly financial statements filed with the National Association of Insurance Commissioners as of and for the thirty-six (36) month period ended September 30, 2023 plus (ii) any dividends paid by KICO to the Company during the period beginning January 1, 2023 and ending September 30, 2023. “Holding Company Expenses” means the sum of (i) cash interest expense paid during the calendar year ended December 31, 2023 on the 2022 Notes, intercompany loans and any other indebtedness of the holding company on a stand-alone basis and (ii) other cash operating expenses, including taxes, paid by the holding company during the calendar year ended December 31, 2023. The amount of other operating expenses paid in cash in the preceding clause (ii) shall not exceed $2.5 million. Holding Company Expenses was determined based on the actual Holding Company Expenses for the nine months ending September 30, 2023, and an estimate of Holding Company Expenses for the three months ending December 30, 2023. The Ordinary Dividend Paying Capacity of KICO as defined above was zero and, accordingly, the Company was not required to make a mandatory redemption of the 2022 Notes on December 30, 2023.

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

The 2022 Notes will be redeemable, at the Company’s option, in whole or in part, at any time or in part from time to time, on and after December 30, 2022, upon not less than fifteen (15) nor more than sixty (60) days’ notice, at the following redemption prices (“Redemption Prices” ) (expressed as percentages of the principal amount thereof) if redeemed during the respective period set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Period:	Percentage

December 30, 2022 to December 29, 2023	102.00%
December 30, 2023 to September 29, 2024	101.00%
September 30, 2024 to December 29, 2024	100.00%

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Due to the Redemption Prices, management intends to retire the 2022 Notes after September 29, 2024 and before the scheduled maturity date of December 30, 2024. Management plans to refinance the 2022 Notes with a new issue of equity securities and/or debt of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the current issue. In connection therewith, the Company will be utilizing investment bankers to serve as placement agents for proposed offerings by the Company of its securities (including debt, equity and/or preferred securities).   The offerings would be of such size as to generate proceeds to the Company of no less than $19,500,000. The Company, subject to regulatory approval, may receive distributions paid to it by KICO, its insurance subsidiary, that could be utilized to repay the 2022 Notes. Further, the Company may also use available invested assets and cash to repay the 2022 Notes. As of December 31, 2023, invested assets and cash was approximately $2,042,000.

As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company is subject to a leverage maintenance test (“Leverage Maintenance Test”), which requires that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of December 31, 2023 and 2022, the ratio as defined under the Leverage Maintenance Test was 29.9% and 26.7%, respectively. As of September 30, 2023, the ratio as defined under the Leverage Maintenance Test was 31.4%. On November 7, 2023, a majority of the holders of the outstanding 2022 Notes (on behalf of all holders of the 2022 Notes) agreed to a waiver regarding the satisfaction of the Leverage Maintenance Test as of September 30, 2023.  “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term of the Company except for the sale leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s consolidated balance sheet.

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

A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of December 31, 2023 and 2022, the amount of required collateral was approximately $6,999,000 and $8,691,000, respectively. As of December 31, 2023 and 2022, the fair value of KICO’s pledged collateral was approximately $11,960,000 and $8,691,000, respectively, in United States Treasury securities.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Future contractual payment obligations under the Financing as of December 31, 2023 are as follows:

For the Year
Ending
December 31,	Total
2024	1,153,862
2025	1,223,293
2026	1,296,901
2027	1,119,021
4,793,077
2027 purchase price	2,024,206
Total	$6,817,283

Note 10 - Property and Equipment

The components of property and equipment are summarized as follows:

		Accumulated
	Cost	Depreciation	Net

December 31, 2023
Building	$2,344,188	$(1,004,096)	$1,340,092
Land	652,437	-	652,437
Furniture and office equipment	828,011	(828,011)	0
Leasehold improvements	-	-	-
Computer equipment and software	25,022,986	(17,641,982)	7,381,004
Automobile	134,034	(111,871)	22,163
Total	$28,981,656	$(19,585,959)	$9,395,697

December 31, 2022
Building	$2,344,188	$(945,981)	$1,398,207
Land	652,437	-	652,437
Furniture and office equipment	828,011	(828,011)	-
Leasehold improvements	-	-	-
Computer equipment and software	23,195,784	(14,738,212)	8,457,572
Automobile	134,034	(100,315)	33,719
Total	$27,154,454	$(16,612,519)	$10,541,935

Depreciation expense for the years ended December 31, 2023 and 2022 was $2,973,440 and $3,300,445, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 11 - Property and Casualty Insurance Activity

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2023
Premiums written	$200,174,502	$-	$(106,563,985)	$93,610,517
Change in unearned premiums	1,871,239	-	18,902,507	20,773,746
Premiums earned	$202,045,741	$-	$(87,661,478)	$114,384,263

Year ended December 31, 2022
Premiums written	$201,254,837	$-	$(79,195,016)	$122,059,821
Change in unearned premiums	(9,733,170)	-	2,057,880	(7,675,290)
Premiums earned	$191,521,667	$-	$(77,137,136)	$114,384,531

Premium receipts in advance of the policy effective date are recorded as advance premiums.  The balance of advance premiums as of December 31, 2023 and 2022 was $3,797,590 and $2,839,028, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2023 and 2022 are as follows:

	Gross	Reinsurance
	Liability	Receivables

December 31, 2023
Case-basis reserves	$67,108,131	$19,537,988
Loss adjustment expenses	17,448,218	3,085,429
IBNR reserves	37,261,513	10,665,233
Recoverable on unpaid losses		33,288,650
Recoverable on paid losses	-	15,376,899
Total loss and loss adjustment expenses	$121,817,862	48,665,549
Unearned premiums		26,928,363
Receivables - reinsurance contracts		-
Total reinsurance receivables		$75,593,912

December 31, 2022
Case-basis reserves	$62,745,588	$16,618,887
Loss adjustment expenses	16,847,618	2,364,053
IBNR reserves	38,746,307	8,676,560
Recoverable on unpaid losses		27,659,500
Recoverable on paid losses	-	13,588,981
Total loss and loss adjustment expenses	$118,339,513	41,248,481
Unearned premiums		25,216,580
Receivables - reinsurance contracts		-
Total reinsurance receivables		$66,465,061

The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended
	December 31,
	2023	2022

Balance at beginning of period	$118,339,513	$94,948,745
Less reinsurance recoverables	(27,659,500)	(10,637,679)
Net balance, beginning of period	90,680,013	84,311,066

Incurred related to:
Current year	82,856,483	85,690,180
Prior years	(7,273)	2,699,862
Total incurred	82,849,210	88,390,042

Paid related to:
Current year	49,146,173	49,602,585
Prior years	35,853,838	32,418,510
Total paid	85,000,011	82,021,095

Net balance at end of period	88,529,212	90,680,013
Add reinsurance recoverables	33,288,650	27,659,500
Balance at end of period	$121,817,862	$118,339,513

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $41,091,205 and $39,658,365 for the years ended December 31, 2023 and 2022, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2023 and 2022 was $7,273 favorable and $2,699,862 unfavorable, respectively.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of December 31, 2020 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of December 31, 2023, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2023 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2014 to December 31, 2022 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)
											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										December 31, 2023
	For the Years Ended December 31,											Cumulative Number of Reported Claims by
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	IBNR	Accident Year
	(Unaudited 2014 - 2022)

2014	$14,193	$14,260	$14,218	$14,564	$15,023	$16,381	$16,428	$16,434	$16,486	$16,472	$-	2,138
2015		22,340	21,994	22,148	22,491	23,386	23,291	23,528	23,533	23,428	274	2,559
2016			26,062	24,941	24,789	27,887	27,966	27,417	27,352	27,271	90	2,881
2017				31,605	32,169	35,304	36,160	36,532	36,502	36,819	319	3,400
2018					54,455	56,351	58,441	59,404	61,237	61,145	598	4,234
2019						75,092	72,368	71,544	71,964	73,310	1,182	4,503
2020							63,083	62,833	63,217	63,562	1,310	5,886
2021								96,425	96,673	96,134	3,598	5,813
2022									79,835	78,759	6,332	4,683
2023										78,978	18,994	3,881
									Total	$555,877

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
Accident Year	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited 2014 - 2022)

2014	$5,710	$9,429	$10,738	$11,770	$13,819	$14,901	$15,491	$15,770	$16,120	$16,136
2015		12,295	16,181	18,266	19,984	21,067	22,104	22,318	22,473	22,519
2016			15,364	19,001	21,106	23,974	25,234	25,750	26,382	26,854
2017				16,704	24,820	28,693	31,393	32,529	33,522	34,683
2018					32,383	44,516	50,553	52,025	54,424	56,199
2019						40,933	54,897	58,055	60,374	63,932
2020							39,045	50,719	53,432	56,523
2021								56,282	77,756	82,317
2022									45,856	65,732
2023										46,280
									Total	$471,174

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$84,703
All outstanding liabilities before 2014, net of reinsurance										170
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$84,872

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:

Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

As of
(in thousands)	December 31, 2023
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$84,872
Total reinsurance recoverable on unpaid losses	33,289
Unallocated loss adjustment expenses	3,657
Total gross liability for loss and LAE reserves	$121,818

(Components may not sum to totals due to rounding)

The following is supplementary unaudited information about average historical claims duration as of December 31, 2023:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
All Lines of Business	53.4%	19.9%	7.3%	6.0%	5.6%	3.7%	2.5%	1.4%	1.2%	0.1%

The percentages in the above table do not add up to 100 because the percentages represent averages across all accident years at each development stage.

Note 12 – Stockholders’ Equity

Dividends Declared

Dividends declared and paid on Common Stock were $-0- and $1,277,066 for the years ended December 31, 2023 and 2022, respectively. On November 11, 2022, the Company’s Board of Directors determined to suspend regular quarterly dividends. Future dividend policy will be subject to the discretion of the Company’s Board of Directors.

2014 Equity Participation Plan

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan. On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,400,000. On August 9, 2023, the Company’s stockholders approved an amendment to the 2014 Plan to increase the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,900,000. The 2014 Plan terminates on August 12, 2024 and no further awards may be granted under the 2014 Plan after such date.

As of December 31, 2023, there were 584,596 shares reserved for grants under the 2014 Plan.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Stock Options

The results of operations for the years ended December 31, 2023 and 2022 include stock-based compensation expense for stock options totaling approximately $-0- and $9,000, respectively. Stock-based compensation expense related to stock options for the year ended December 31, 2022 is net of estimated forfeitures of approximately 18%. Such amounts have been included in the consolidated statements of operations and comprehensive loss within other operating expenses.

No options were granted during the years ended December 31, 2023 and 2022. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

A summary of stock option activity under the Company’s 2014 Plan for the year ended December 31, 2023 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2023	107,201	$8.31	1.92	$-

Granted	-	$-	-	$-
Exercised	-	$-	-	$-
Expired/Forfeited	-	$-	-	$-

Outstanding at December 31, 2023	107,201	$8.31	0.94	$-

Vested and Exercisable at December 31, 2023	107,201	$8.31	0.94	$-

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2023 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $2.13 closing price of the Company’s Common Stock on December 31, 2023. No options were exercised, forfeited or expired during the year ended December 31, 2023. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

As of December 31, 2023, there were no unvested options.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the Company’s 2014 Plan for the year ended December 31, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2023	366,597	$6.97	$2,555,181

Granted	280,669	$1.42	$398,338
Vested	(82,865)	$3.84	$(318,202)
Forfeited	(13,820)	$4.17	$(57,686)

Balance at December 31, 2023	550,581	$3.82	$2,103,219

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the years ended December 31, 2023 and 2022, stock-based compensation for these grants was approximately $833,000 and $1,369,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive loss. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”). There is currently no offering pursuant to the ESPP subsequent to October 31, 2022. For the years ended December 31, 2023 and 2022, stock-based compensation under the 2021/2022 Offering was approximately $-0- and $15,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

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

As of December 31, 2023, all warrants for the purchase of an aggregate of 969,525 shares of Common Stock were outstanding.

No warrants were granted during the year ended December 31, 2023.

The following weighted average assumptions were used for grants during the following periods:

	Years ended
	December 31,
	2023	2022

Dividend Yield	n/a	0.00%
Volatility	n/a	57.45%
Risk-Free Interest Rate	n/a	4.00%
Expected Life	n/a	3 years

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

At December 31, 2023 and 2022, unassigned deficit was $7,661,958 and $5,069,593, respectively, and accordingly, dividends may not be paid without DFS approval. For the years ended December 31, 2023 and 2022, KICO paid dividends to Kingstone of $1,250,000 and $5,250,000, respectively. For the years ended December 31, 2023 and 2022, KICO recorded statutory basis net income (loss) of $1,343,111 and $(14,498,676), respectively. At December 31, 2023 and 2022, KICO reported statutory basis surplus as regards policyholders of $62,683,974 and $67,976,439, respectively, as filed with the DFS.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC was above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2023 and 2022.

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

The provision for income taxes is comprised of the following:

Years ended ended December 31,	2023	2022

Current federal income tax expense	$-	$-
Current state income tax expense	2,730	1,630
Deferred federal and state income benefit	(1,199,915)	(5,419,176)
Income tax benefit	$(1,197,185)	$(5,417,546)

A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Years ended December 31,	2023		2022

Computed expected tax benefit	$(1,546,925)	21.0%	$(5,867,891)	21.0%
State taxes, net of Federal benefit	(271,543)	3.7	(190,894)	0.7
State valuation allowance	282,864	(3.8)	198,217	(0.7)
Permanent differences
Dividends received deduction	(74,323)	1.0	(122,331)	0.4
Non-taxable investment income	(98,767)	1.3	(95,763)	0.3
Stock-based compensation	62,801	(0.9)	117,700	(0.4)
Sale leaseback transaction	315,894	(4.3)	385,634	(1.4)
Other permanent differences	96,789	(1.3)	152,601	(0.5)
Prior year tax matters	27,460	(0.4)	(24,116)	0.1
Other	8,565	(0.1)	29,297	(0.1)

Income tax benefit, as reported	$(1,197,185)	16.3%	$(5,417,546)	19.4%

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2023	2022

Deferred tax asset:
Net operating loss carryovers (1)	$5,283,016	$3,828,947
Claims reserve discount	1,204,334	1,238,544
Unearned premium	2,742,603	3,574,840
Deferred ceding commission revenue	1,986,782	2,230,109
Net unrealized losses on securities	3,357,463	4,920,837
Other	1,153,903	503,692
Total deferred tax assets	15,728,101	16,296,969

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,158,538	5,002,085
Intangibles	105,000	105,000
Depreciation and amortization	153,201	99,183
Total deferred tax liabilities	5,176,282	5,965,811

Net deferred income tax asset	$10,551,819	$10,331,158

(1)   The deferred tax assets from net operating loss carryovers are as follows:

	December 31,	December 31,
Type of NOL	2023	2022	Expiration

Federal only, NOL from 2023 and 2022	$5,283,016	$3,828,947	None

State only (A)	2,560,372	2,276,595	December 2027 - December 2043
Valuation allowance	(2,560,372)	(2,276,595)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$5,283,016	$3,828,947

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2023 and 2022 was approximately $39,390,000 and $35,025,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2043.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The table below reconciles the changes in net deferred income tax assets (liabilities) to the deferred income tax benefit for the year ended December 31, 2023:

Increase in net deferred income tax assets	$(220,661)
Less: Deferred tax expense allocated to other comprehensive income	979,254
Deferred income tax benefit	$(1,199,915)

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2023 and 2022. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing.  The Company’s tax returns for the years ended December 31, 2020 through December 31, 2022 remain subject to examination.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 16 - Employee Benefit Plans

Employee Bonus Plan

For the years ended December 31, 2023 and 2022 the Company did not accrue for, or pay, bonuses related to the employee bonus plan.

401 (k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution.  The Company incurred approximately $292,000 and $264,000, respectively, of expense for the years ended December 31, 2023 and 2022, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying consolidated statements of operations and comprehensive loss.

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

The deferred compensation liability as of December 31, 2023 and 2022 amounted to $937,025 and $1,155,860, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

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

The Company is a party to a non-cancellable operating lease, dated March 27, 2015, for its office facility for KICO located in Valley Stream, New York expiring March 31, 2024. The lease was not renewed.

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Additional information regarding the Company’s office operating leases is as follows:

	Year ended	Year ended
Lease cost	December 31, 2023	December 31, 2022
Operating lease (1) (2)	$165,368	$172,494
Total lease cost (1) (2)	$165,368	$172,494

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$191,919	$195,453
Discount rate	5.50%	5.50%
Remaining lease term in years	0.25	1.25

(1)	KICO rent expense is included in the consolidated statements of operations and comprehensive loss within other underwriting expenses.
(2)	Cosi rent expense is included in the consolidated statements of operations and comprehensive loss within other operating expenses.

Operating lease right-of-use assets, included in other assets, were $47,722 and $225,278 as of December 31, 2023 and 2022, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $47,722 and $225,278 as of December 31, 2023 and 2022, respectively.

The following table presents the contractual maturities of the Company’s lease liabilities as of December 31, 2023:

For the Year
Ending
December 31,	Total
2024	$49,145
Total undiscounted lease payments	49,145
Less: present value adjustment	1,423
Operating lease liability (1)	$47,722

Rent expense for the years ended December 31, 2023 and 2022 amounted to $165,368 and $172,494, respectively, and is included in the accompanying consolidated statements of operations and comprehensive loss within other underwriting expenses.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Employment Agreements

Meryl Golden, President and Chief Executive Officer; formerly Chief Operating Officer

Employment Agreement effective as of January 1, 2021

On September 16, 2019, the Company and Meryl Golden entered into an employment agreement (the “Golden Employment Agreement”) pursuant to which Ms. Golden served as the Company’s Chief Operating Officer. Ms. Golden also served as KICO’s President and Chief Operating Officer. The Golden Employment Agreement became effective as of September 25, 2019 (amended on December 24, 2020) and expired on December 31, 2022.

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

Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden was granted, under the terms of the 2014 Plan, during each of January 2023 and January 2024, a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2023, Ms. Golden was granted 101,111 shares of restricted stock pursuant to this provision. The 2023 grant will vest with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024, based on the continued provision of services through such dates. In January 2024, Ms. Golden was granted 64,085 shares of restricted stock pursuant to this provision. The 2024 grant will vest on December 31, 2024, based on the continued provision of services through such date. Further, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change of control of the Company.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Effective as of October 1, 2023, Ms. Golden was appointed to the position of President and Chief Executive Officer of the Company to succeed Mr. Goldstein.

Barry Goldstein, Executive Chairman of the Board; and formerly President and Chief Executive Officer

Employment Agreement effective as of January 1, 2020

On October 14, 2019, the Company and Barry B. Goldstein, the Company’s then President, Chief Executive Officer and Executive Chairman of the Board, entered into a Second Amended and Restated Employment Agreement (the “Second Amended Goldstein Employment Agreement”).  The Second Amended Goldstein Employment Agreement became effective as of January 1, 2020 and expired on December 31, 2022. The Second Amended Goldstein Employment Agreement extended the expiration date of the employment agreement in effect for Mr. Goldstein from December 31, 2021 to December 31, 2022.

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The computation of diluted loss per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or the vesting of such restricted stock awards would be anti-dilutive. For the years ended December 31, 2023 and 2022, no options, warrants or restricted stock awards were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options, warrants and non-vested restricted stock awards.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted loss per common share follows:

	Years ended
	December 31,
	2023	2022

Weighted average number of shares outstanding	10,756,487	10,645,365

Effect of dilutive securities, common share equivalents:
Stock options	-	-
Warrants	-	-
Restricted stock awards	-	-

Weighted average number of shares outstanding,
used for computing diluted loss per share	10,756,487	10,645,365

Note 19 - Subsequent Events

The Company has evaluated events that occurred subsequent to December 31, 2023 through April 1, 2024, the date these consolidated financial statements were issued, for matters that required disclosure or adjustment in these consolidated financial statements.

Reinsurance

Effective January 1, 2024, the Company entered into a new quota share reinsurance treaty for its personal lines business and a new underlying excess of loss treaty (see Note 7 – Reinsurance).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 20 – Quarterly Financial Data (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2023 and 2022:

	2023
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$28,254,953	$29,508,196	$27,938,318	$28,682,796	$114,384,263
Ceding commission revenue	5,445,407	5,412,210	5,536,327	4,659,550	21,053,494
Net investment income	1,541,492	1,451,356	1,444,360	1,571,474	6,008,682
Net gains (losses) on investments	1,224,871	197,142	(824,370)	1,536,911	2,134,554
Total revenues	36,627,763	36,719,988	34,236,671	36,606,292	144,190,714
Loss and loss adjustment expenses	25,039,410	19,580,702	21,932,453	16,296,645	82,849,210
Commission expense and
other underwriting expenses	15,411,381	15,154,820	14,529,055	14,179,335	59,274,591
Net (loss) income	(5,054,710)	(522,017)	(3,537,571)	2,945,952	(6,168,346)
Basic (loss) earnings per share	$(0.47)	$(0.05)	$(0.33)	$0.27	$(0.57)
Diluted (loss) earnings per share	$(0.47)	$(0.05)	$(0.33)	$0.26	$(0.57)

	2022
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$26,673,380	$27,902,068	$29,360,976	$30,448,107	$114,384,531
Ceding commission revenue	4,681,396	4,715,587	4,886,094	5,036,314	19,319,391
Net investment income	1,359,100	634,325	1,418,521	1,524,832	4,936,778
Net losses on investments	(4,398,405)	(4,517,373)	(397,658)	(78,429)	(9,391,865)
Total revenues	28,551,295	28,979,250	35,537,635	37,091,110	130,159,290
Loss and loss adjustment expenses	22,941,198	18,656,041	22,027,516	24,765,287	88,390,042
Commission expense and
other underwriting expenses	15,167,035	15,106,028	15,978,291	15,027,269	61,278,623
Net loss	(9,197,532)	(5,379,619)	(3,997,621)	(3,950,022)	(22,524,794)
Basic loss per share	$(0.87)	$(0.51)	$(0.38)	$(0.37)	$(2.12)
Diluted loss per share	$(0.87)	$(0.51)	$(0.38)	$(0.37)	$(2.12)

Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the total earnings per share for the year.

