Form 10-Q
period 2024-03-31
KINGSTONE COMPANIES, INC.
filed 2024-05-15
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 11,008,036 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION		2
Item 1 —	Financial Statements	2
	Condensed Consolidated Balance Sheets at March 31, 2024 (Unaudited) and December 31, 2023	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 (Unaudited) and 2023 (Unaudited)	3
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2024 (Unaudited) and 2023 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 (Unaudited) and 2023 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	68
Item 4 —	Controls and Procedures	68

PART II — OTHER INFORMATION		70
Item 1 —	Legal Proceedings	70
Item 1A —	Risk Factors	70
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3 —	Defaults Upon Senior Securities	70
Item 4 —	Mine Safety Disclosures	70
Item 5 —	Other Information	70
Item 6 —	Exhibits	71
	Signatures	72

i

Forward-Looking Statements

This Quarterly Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The events described in forward‑looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results.  The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.  Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2023, Part I, Item 2 of this Quarterly Report and Part II, Item 1A of this Quarterly Report.

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

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $6,043,911 at March 31, 2024 and $6,106,148 at December 31, 2023)	$7,051,252	$7,052,541
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $177,344,695 at March 31, 2024 and $164,460,942 at December 31, 2023)	161,247,070	148,920,797
Equity securities, at fair value (cost of $16,119,554 at March 31, 2024 and $17,986,783 at December 31, 2023)	13,536,833	14,762,340
Other investments	4,074,176	3,897,150
Total investments	185,909,331	174,632,828
Cash and cash equivalents	3,199,300	8,976,998
Premiums receivable, net	13,902,797	13,604,808
Reinsurance receivables, net	70,723,937	75,593,912
Deferred policy acquisition costs	19,427,151	19,802,564
Intangible assets	500,000	500,000
Property and equipment, net	9,340,159	9,395,697
Deferred income taxes, net	10,290,867	10,551,819
Other assets	4,999,181	4,574,584
Total assets	$318,292,723	$317,633,210

Liabilities
Loss and loss adjustment expense reserves	$122,498,439	$121,817,862
Unearned premiums	104,949,777	105,621,538
Advance premiums	4,580,934	3,797,590
Reinsurance balances payable	10,797,386	12,837,140
Deferred ceding commission revenue	9,290,100	9,460,865
Accounts payable, accrued expenses and other liabilities	5,168,007	4,350,546
Debt, net	25,258,273	25,243,530
Total liabilities	282,542,916	283,129,071

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 12,479,422 shares at March 31, 2024 and 12,248,313 shares at December 31, 2023; outstanding 11,008,016 shares at March 31, 2024 and 10,776,907 shares at December 31, 2023	124,794	122,483
Capital in excess of par	75,595,096	75,338,010
Accumulated other comprehensive loss	(12,714,971)	(12,274,563)
Accumulated deficit	(21,687,631)	(23,114,310)
	41,317,288	40,071,620
Treasury stock, at cost, 1,471,406 shares at March 31, 2024 and December 31, 2023	(5,567,481)	(5,567,481)
Total stockholders' equity	35,749,807	34,504,139

Total liabilities and stockholders' equity	$318,292,723	$317,633,210

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
	For the Three Months Ended
	March 31,
	2024	2023
Revenues
Net premiums earned	$28,819,902	$28,254,953
Ceding commission revenue	4,567,111	5,445,407
Net investment income	1,502,860	1,541,492
Net gains on investments	726,391	1,224,871
Other income	148,913	161,040
Total revenues	35,765,177	36,627,763

Expenses
Loss and loss adjustment expenses	17,859,587	25,039,410
Commission expense	7,851,812	8,539,762
Other underwriting expenses	5,880,605	6,871,619
Other operating expenses	778,082	662,634
Depreciation and amortization	596,513	808,130
Interest expense	993,875	1,009,891
Total expenses	33,960,474	42,931,446

Income (loss) from operations before taxes	1,804,703	(6,303,683)
Income tax expense (benefit)	378,024	(1,248,973)
Net income (loss)	1,426,679	(5,054,710)

Other comprehensive (loss) income, net of tax
Gross change in unrealized (losses) gains
on available-for-sale-securities	(560,347)	2,467,426

Reclassification adjustment for losses
included in net income (loss)	2,867	2,639
Net change in unrealized (losses) gains,
on available-for-sale-securities	(557,480)	2,470,065
Income tax benefit (expense) related to items
of other comprehensive (loss) income	117,072	(518,713)
Other comprehensive (loss) income, net of tax	(440,408)	1,951,352

Comprehensive income (loss)	$986,271	$(3,103,358)

Earnings (loss) per common share:
Basic	$0.13	$(0.47)
Diluted	$0.12	$(0.47)

Weighted average common shares outstanding
Basic	10,999,662	10,756,913
Diluted	11,791,520	10,756,913

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2024 and 2023

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, January 1, 2023	-	$-	12,171,512	$121,715	$74,519,590	$(15,958,428)	$(16,945,964)	1,471,406	$(5,567,481)	$36,169,432
Stock-based compensation	-	-	-	-	216,767	-	-	-	-	216,767
Vesting of restricted stock awards	-	-	60,951	610	(610)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(498)	(5)	(832)	-	-	-	-	(837)
Net loss	-	-	-	-	-	-	(5,054,710)	-	-	(5,054,710)
Change in unrealized gains on available- for-sale securities, net of tax	-	-	-	-	-	1,951,352	-	-	-	1,951,352
Balance, March 31, 2023	-	$-	12,231,965	$122,320	$74,734,915	$(14,007,076)	$(22,000,674)	1,471,406	$(5,567,481)	$33,282,004

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, January 1, 2024	-	$-	12,248,313	$122,483	$75,338,010	$(12,274,563)	$(23,114,310)	1,471,406	$(5,567,481)	$34,504,139
Stock-based compensation	-	-	-	-	265,789	-	-	-	-	265,789
Vesting of restricted stock awards	-	-	233,627	2,336	(2,336)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(2,518)	(25)	(6,367)	-	-	-	-	(6,392)
Net income	-	-	-	-	-	-	1,426,679	-	-	1,426,679
Change in unrealized losses on available- for-sale securities, net of tax	-	-	-	-	-	(440,408)	-	-	-	(440,408)
Balance, March 31, 2024	-	$-	12,479,422	$124,794	$75,595,096	$(12,714,971)	$(21,687,631)	1,471,406	$(5,567,481)	$35,749,807

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months ended March 31,	2024	2023

Cash flows from operating activities:
Net income (loss)	$1,426,679	$(5,054,710)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Net losses on investments	92,357	2,639
Net unrealized gains on equity investments	(641,722)	(863,713)
Net unrealized gains on other investments	(177,026)	(363,797)
Depreciation and amortization	596,513	808,130
Bad debt expense	8,905	19,504
(Accretion of bond discount) amortization of bond premium, net	(61,218)	(37,795)
Amortization of discount and issuance costs on debt	296,919	296,919
Stock-based compensation	265,789	216,767
Deferred income tax benefit	378,024	(1,248,973)
Decrease (increase) in operating assets:
Premiums receivable, net	(306,894)	521,963
Reinsurance receivables, net	4,869,975	(11,553,545)
Deferred policy acquisition costs	375,413	1,127,409
Other assets	(424,596)	(172,487)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	680,577	5,782,305
Unearned premiums	(671,761)	(2,332,884)
Advance premiums	783,344	2,821,363
Reinsurance balances payable	(2,039,754)	7,048,246
Deferred ceding commission revenue	(170,765)	119,860
Accounts payable, accrued expenses and other liabilities	817,461	(504,006)
Net cash flows provided by (used in) operating activities	6,098,220	(3,366,805)

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(45,625,725)	(10,974,819)
Sale and maturity - fixed-maturity securities available-for-sale	32,801,612	13,554,928
Sale - equity securities	1,777,738	75,554
Acquisition of property and equipment	(540,975)	(466,073)
Net cash flows (used in) provided by investing activities	(11,587,350)	2,189,590

Cash flows from financing activities:
Principal payments on equipment financing	(282,176)	(266,160)
Issue costs on 2022 Notes	-	(13,263)
Withholding taxes paid on vested restricted stock awards	(6,392)	(837)
Net cash flows used in financing activities	(288,568)	(280,260)

Decrease in cash and cash equivalents	$(5,777,698)	$(1,457,475)
Cash and cash equivalents, beginning of period	8,976,998	11,958,228
Cash and cash equivalents, end of period	$3,199,300	$10,500,753

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$98,456	$434,155

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive (loss) income, net of tax	$(440,408)	$1,951,352

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as “Kingstone” or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively. KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York.  KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended March 31, 2024 and 2023, 94.4% and 87.0%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024.

Components of ceded premiums written within prior year net earned premiums in Note 6 were reclassified to conform with an elected change in the prior year presentation during the quarter ended September 30, 2023, by recording ceded written premiums for the 12 months of the contract term at inception, rather than monthly over the contract term, providing a full disclosure of the premiums ceded. The reclassification had no effect on the Company’s previously reported financial condition, results of operations or cash flows.

Note 2 – Accounting Policies

Basis of Presentation; Going Concern

See Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further information.

The Company’s $19,950,000 Notes Payable (the “2022 Notes”) are due on December 30, 2024. The Company’s continuation as a going concern is dependent on its ability to obtain financing and/or other funds to satisfy such obligation.  Management believes that KICO’s insurance operations would be able to continue in the unlikely event that financing is not obtained.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. This evaluation requires management to perform two steps. First, management must evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern. Second, if management concludes that substantial doubt is raised, management is required to consider whether it has plans in place to alleviate that doubt. Disclosures in the notes to the condensed consolidated financial statements are required if management concludes that substantial doubt exists or that its plans alleviate the substantial doubt that was raised.

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

Management’s Plan Related to Going Concern

In order to continue as a going concern, the Company will need to obtain financing and/or other funds to satisfy its debt obligation on December 30, 2024. Management plans to refinance the 2022 Notes with a new issue of equity securities and/or investment grade debt securities of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the 2022 Notes.  In connection therewith, the Company will be utilizing investment bankers to serve as underwriters or placement agents for proposed offerings by the Company of its securities (including debt, common and/or preferred securities). The offerings would be of such size as to generate proceeds to the Company of no less than $19,950,000.  The Company, subject to regulatory approval, may receive distributions paid to it by KICO, its insurance subsidiary, that could be utilized to repay the 2022 Notes. Further, the Company may also use available invested assets and cash to repay a portion of the 2022 Notes.  As of March 31, 2024, invested assets and cash was approximately $1,789,000.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described above.  The Company believes that its plan is probable of being implemented and that such plan would alleviate any adverse conditions.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, and includes the reserves for losses and loss adjustment expense (“LAE”), which are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with loss and LAE recoverable under reinsurance contracts and other receivables or payable under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an ongoing basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates used in preparing the condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions.  ASU-2023-09 is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures.

The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$35,735,950	$-	$(28,592)	$-	$35,707,358	$(28,592)

Political subdivisions of States, Territories and Possessions	16,600,086	-	-	(3,289,577)	13,310,509	(3,289,577)

Corporate and other bonds
Industrial and miscellaneous	74,663,044	-	-	(6,019,568)	68,643,476	(6,019,568)

Residential mortgage and other asset backed securities (2)	50,345,615	133,220	(3,266)	(6,889,842)	43,585,727	(6,759,888)
Total fixed-maturity securities	$177,344,695	$133,220	$(31,858)	$(16,198,987)	$161,247,070	$(16,097,625)

	December 31, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	$(15,574)

Political subdivisions of States, Territories and Possessions	16,607,713	-	-	(3,209,161)	13,398,552	(3,209,161)

Corporate and other bonds
Industrial and miscellaneous	75,993,042	-	-	(5,885,296)	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	(6,430,114)
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	$(15,540,145)

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale-leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of March 31, 2024 and December 31, 2023, the amount of required collateral was approximately $6,576,000 and $6,999,000, respectively. As of March 31, 2024 and December 31, 2023, the estimated fair value of the U.S. Treasury securities used as eligible collateral was approximately $ 5,969,000 and $11,960,000, respectively. As of March 31, 2024, cash was used to cover the remaining eligible collateral.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 9 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2024, the estimated fair value of the eligible investments was approximately $10,929,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2024 and December 31, 2023 there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2024 and December 31, 2023 is shown below:

	March 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$52,751,113	$52,469,326	$34,729,120	$34,461,172
One to five years	28,855,096	27,378,577	31,803,338	30,416,618
Five to ten years	31,468,786	26,916,621	31,596,410	27,330,377
More than 10 years	13,924,085	10,896,819	15,426,651	12,237,321
Residential mortgage and other asset backed securities	50,345,615	43,585,727	50,905,423	44,475,309
Total	$177,344,695	$161,247,070	$164,460,942	$148,920,797

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

There was no allowance for credit losses on fixed-maturity securities as of March 31, 2024 and December 31, 2023, respectively.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$11,815,602	$-	$(2,246,277)	$9,569,325
Fixed income exchange traded funds	3,711,232	-	(723,832)	2,987,400
Mutual funds	523,320	387,388	-	910,708
FHLBNY common stock	69,400	-	-	69,400
Total	$16,119,554	$387,388	$(2,970,109)	$13,536,833

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000
Mutual funds	622,209	314,816	-	937,025
FHLBNY common stock	69,400	-	-	69,400
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024			December 31, 2023
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,087,136	$4,074,176	$1,987,040	$1,910,110	$3,897,150

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,936	$1,818	$(14,906)	$(23,047)	$1,192,801	$(36,135)

Political subdivisions of States, Territories and Possessions	499,306	-	(3,326)	-	495,980	(3,326)

Exchange traded debt	304,111	-	-	(64,111)	240,000	(64,111)

Corporate and other bonds Industrial and miscellaneous	5,018,899	-	-	(903,769)	4,115,130	(903,769)
Total	$7,051,252	$1,818	$(18,232)	$(990,927)	$6,043,911	$(1,007,341)

	December 31, 2023
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	$(10,032)

Political subdivisions of States, Territories and Possessions	499,170	890	-	-	500,060	890

Exchange traded debt	304,111	-	-	(70,111)	234,000	(70,111)

Corporate and other bonds Industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	(867,140)
Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	$(946,393)

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2024 and December 31, 2023 is shown below:

	March 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	1,121,488	1,087,009	1,121,288	1,097,101
Five to ten years	1,418,024	1,289,190	1,414,911	1,270,770
More than 10 years	4,511,740	3,667,712	4,516,342	3,738,277
Total	$7,051,252	$6,043,911	$7,052,541	$6,106,148

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of March 31, 2024 and December 31, 2023, respectively.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended
	March 31,
	2024	2023

Income:
Fixed-maturity securities	$1,182,629	$1,417,709
Equity securities	177,169	176,877
Cash and cash equivalents	196,137	32,858
Total	1,555,935	1,627,444
Expenses:
Investment expenses	53,075	85,952
Net investment income	$1,502,860	$1,541,492

There were no redemptions of fixed-maturity securities held-to-maturity for the three months ended March 31, 2024 and 2023.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $32,801,612 and $13,554,928 for the three months ended March 31, 2024 and 2023, respectively.

Proceeds from the sale of equity securities were $1,777,738 and $75,554 for the three months ended March 31, 2024 and 2023, respectively.

The Company’s net gains on investments are summarized as follows:

	Three months ended
	March 31,
	2024	2023
Realized Losses

Fixed-maturity securities:
Gross realized gains	$84	$418
Gross realized losses	(2,951)	(3,057)
	(2,867)	(2,639)

Equity securities:
Gross realized gains	5,120	-
Gross realized losses	(94,610)	-
	(89,490)	-

Net realized losses	(92,357)	(2,639)

Unrealized Gains

Equity Securities:
Gross gains	641,722	863,713
Gross losses	-	-
	641,722	863,713

Other Investments:
Gross gains	177,026	363,797
Gross losses	-	-
	177,026	363,797

Net unrealized gains	818,748	1,227,510

Net gains on investments	$726,391	$1,224,871

Allowance for Credit Loss

For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit losses related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded, which is recognized in net loss through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income (loss).

The Company did not identify any available-for-sale securities as of March 31, 2024 which presented a risk of loss due to credit deterioration of the security.

At both March 31, 2024 and December 31, 2023, there were 140 fixed-maturity securities that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the three months ended March 31, 2024 and 2023. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2024 as follows:

	March 31, 2024
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,707,358	$(28,592)	2	$-	-	-	$35,707,358	$(28,592)

Political subdivisions of States, Territories and Possessions	-	-	-	13,310,509	(3,289,577)	13	13,310,509	(3,289,577)

Corporate and other bonds industrial and miscellaneous	-	-	-	67,648,476	(6,019,568)	82	67,648,476	(6,019,568)

Residential mortgage and other asset backed securities	111,165	(3,266)	6	37,784,418	(6,889,842)	37	37,895,583	(6,893,108)

Total fixed-maturity securities	$35,818,523	$(31,858)	8	$118,743,403	$(16,198,987)	132	$154,561,926	$(16,230,845)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2023 as follows:

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Available-for-Sale Securities:
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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2024
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,707,358	$-	$-	$35,707,358

Political subdivisions of States, Territories and Possessions	-	13,310,509	-	13,310,509

Corporate and other bonds industrial and miscellaneous	68,643,476	-	-	68,643,476

Residential mortgage and other asset backed securities	-	43,585,727	-	43,585,727
Total fixed maturities	104,350,834	56,896,236	-	161,247,070
Equity securities	13,536,833	-	-	13,536,833
Total investments, at fair value	$117,887,667	$56,896,236	$-	$174,783,903

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,939,190	$-	$-	$20,939,190

Political subdivisions of States, Territories and Possessions	-	13,398,552	-	13,398,552

Corporate and other bonds industrial and miscellaneous	70,107,746	-	-	70,107,746

Residential mortgage and other asset backed securities	-	44,475,309	-	44,475,309
Total fixed maturities	91,046,936	57,873,861	-	148,920,797
Equity securities	14,762,340	-	-	14,762,340
Total investments, at fair value	$105,809,276	$57,873,861	$-	$163,683,137

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of March 31, 2024 and December 31, 2023. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2024	December 31, 2023

Other Investments
Hedge fund	$4,074,176	$3,897,150

The hedge fund investment is generally redeemable with at least 45 days prior written notice.  The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership’s changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of operations and comprehensive income (loss) within net gains on investments.

The estimated fair value and the level of the fair value hierarchy of the Company’s debt as of March 31, 2024 and December 31, 2023 not measured at fair value is as follows:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$18,324,384	$-	$18,324,384

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$17,812,500	$-	$17,812,500

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to- maturity, Level 1	$7,051,252	$6,043,911	$7,052,541	$6,106,148
Fixed-maturity securities available-for-sale, Level 1	$110,398,994	$104,350,834	$111,909,412	$91,046,936
Fixed-maturity securities available-for-sale, Level 2	$66,945,701	$56,896,236	$67,513,136	$57,873,861
Cash and cash equivalents, Level 1	$3,199,300	$3,199,300	$8,976,998	$8,976,998
Premiums receivable, net, Level 1	$13,902,797	$13,902,797	$13,604,808	$13,604,808
Reinsurance receivables, net, Level 3	$70,723,937	$70,723,937	$75,593,912	$75,593,912
Real estate, net of accumulated depreciation, Level 3	$1,978,542	$3,540,000	$1,992,529	$3,540,000
Reinsurance balances payable, Level 3	$19,392,748	$19,392,748	$12,837,140	$12,837,140

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2024
Premiums written	$49,324,616	$-	$(11,229,217)	$38,095,399
Change in unearned premiums	671,762	-	(9,947,259)	(9,275,497)
Premiums earned	$49,996,378	$-	$(21,176,476)	$28,819,902

Three months ended March 31, 2023
Premiums written	$47,597,446	$-	$(16,105,553)	$31,491,893
Change in unearned premiums	2,332,884	-	(5,569,824)	(3,236,940)
Premiums earned	$49,930,330	$-	$(21,675,377)	$28,254,953

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2024 and December 31, 2023 was $4,580,934 and $3,797,590, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Three months ended
	March 31,
	2024	2023

Balance at beginning of period	$121,817,862	$118,339,513
Less reinsurance recoverables	(33,288,650)	(27,659,500)
Net balance, beginning of period	88,529,212	90,680,013

Incurred related to:
Current year	18,425,855	25,042,531
Prior years	(566,268)	(3,121)
Total incurred	17,859,587	25,039,410

Paid related to:
Current year	4,671,653	5,886,288
Prior years	11,942,843	16,116,681
Total paid	16,614,496	22,002,969

Net balance at end of period	89,774,303	93,716,454
Add reinsurance recoverables	32,724,136	30,405,364
Balance at end of period	$122,498,439	$124,121,818

Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $4,861,500 and $12,256,426 for the three months ended March 31, 2024 and 2023, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2024 and 2023 was $566,268 favorable and $3,121 favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

Incremental Claim-Based Methods– historical patterns of incremental incurred losses and paid LAE during various stages of development are reviewed and assumptions are made regarding average loss and LAE development applied to remaining claims inventory. Such methods more properly reflect changes in the speed of claims closure and the relative adequacy of case reserve levels at various stages of development. These methods may provide a more accurate estimate of IBNR for lines of business with relatively few remaining open claims but for which significant recent settlement activity has occurred.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of March 31, 2021 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of March 31, 2024, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2024 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2015 to December 31, 2023 is presented as supplementary unaudited information.

All Lines of Business

(in thousands except reported claims data)

											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										March 31, 2024
	For the Years Ended December 31,									Three Months Ended March 31,		Cumulative Number of Reported Claims by
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR	Accident Year
	(Unaudited 2015 - 2023)									(Unaudited)

2015	$22,340	$21,994	$22,148	$22,491	$23,386	$23,291	$23,528	$23,533	$23,428	$23,499	$281	2,559
2016		26,062	24,941	24,789	27,887	27,966	27,417	27,352	27,271	27,247	108	2,881
2017			31,605	32,169	35,304	36,160	36,532	36,502	36,819	36,830	227	3,401
2018				54,455	56,351	58,441	59,404	61,237	61,145	61,252	585	4,236
2019					75,092	72,368	71,544	71,964	73,310	73,438	1,316	4,505
2020						63,083	62,833	63,217	63,562	63,583	1,418	5,889
2021							96,425	96,673	96,134	96,468	3,308	5,819
2022								79,835	78,759	79,274	5,540	4,692
2023									78,978	76,887	14,800	4,024
2024										16,827	7,683	832
									Total	$555,304

All Lines of Business
(in thousands)
	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Three Months Ended March 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited 2015 - 2023)									(Unaudited)

2015	$12,295	$16,181	$18,266	$19,984	$21,067	$22,104	$22,318	$22,473	$22,519	$22,530
2016		15,364	19,001	21,106	23,974	25,234	25,750	26,382	26,854	26,860
2017			16,704	24,820	28,693	31,393	32,529	33,522	34,683	34,729
2018				32,383	44,516	50,553	52,025	54,424	56,199	56,313
2019					40,933	54,897	58,055	60,374	63,932	64,845
2020						39,045	50,719	53,432	56,523	57,938
2021							56,282	77,756	82,317	83,311
2022								45,856	65,732	66,367
2023									46,280	53,203
2024										3,979
									Total	$470,076

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$85,228
All outstanding liabilities before 2015, net of reinsurance										526
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$85,753

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

As of
(in thousands)	March 31, 2024
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$85,753
Total reinsurance recoverable on unpaid losses	32,724
Unallocated loss adjustment expenses	4,021
Total gross liability for loss and LAE reserves	$122,498

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

The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2023 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2023. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2024/2025 Treaty		2023/2024 Treaty		2021/2023 Treaty
	July 1,	January 1,	July 1,	January 1,	July 1,	December 31,
	2024	2024	2023	2023	2022	2021
	to	to	to	to	to	to
	January 1,	June 30,	January 1,	June 30,	January 1,	June 30,
Line of Business	2025	2024	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	27%	27%	30%	30%	30%	30%
Risk retained on intial $1,000,000 of losses (5) (6) (7)	$730,000	$730,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000

Expiration date	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023

Excess of loss coverage and facultative facility coverage (1) (5) (6)	$400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000

Total reinsurance coverage per occurrence (5) (6)	$470,000	$8,470,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000

Losses per occurrence subject to reinsurance coverage (6)	$1,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(6)	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000

Risk retained per catastrophe occurrence (7) (8)	(6)	$9,500,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000

Catastrophe loss coverage in excess of quota share coverage (2)	(6)	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium protection (3) (4)	(6)	Yes	Yes	Yes	Yes	Yes

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

(4)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.

(5)

For the period January 1, 2022 through January 1, 2025, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty.

(6)

Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30, 2024, with none of these coverages to be in effect during the period from July 1 2024 through January 1, 2025. If and when these treaties are renewed on July 1, 2024, the excess of loss and facultative facility, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2024 through January 1, 2025 is currently only covered under the 2024/2025 Treaty and underlying excess of loss reinsurance treaty. The 2024/2025 Treaty and underlying excess of loss reinsurance treaty will expire on January 1, 2025.

(7)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event.

(8)	Plus losses in excess of catastrophe coverage

	Treaty Year
	July 1, 2023	July 1, 2022
	to	to
Line of Business	June 30, 2024	June 30, 2023

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2024	June 30, 2023

Commercial Lines (1)

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2024/2025 Treaty for the three months ended March 31, 2024, and under the 2023/2024 Treaty for the three months ended March 31, 2023, based on a fixed provisional commission rate at which provisional ceding commissions are earned. The Company earned ceding commission revenue under its quota share reinsurance agreements that expired prior to the 2021/2023 Treaty based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) under certain of the quota share reinsurance agreements, a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.

Ceding commission revenue consists of the following:

	Three months ended
	March 31,
	2024	2023

Provisional ceding commissions earned	$4,555,240	$5,446,808
Contingent ceding commissions earned	11,871	(1,401)
	$4,567,111	$5,445,407

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2024 and December 31, 2023, net contingent ceding commissions payable to reinsurers under all treaties was approximately $3,290,000 and $3,302,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

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

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the FHLBNY.  KICO is required to maintain an investment in the capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At March 31, 2024 and December 31, 2023, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. If KICO has collateral, based on KICO’s net admitted assets, the maximum allowable advance as of March 31, 2024 and December 31, 2023 was approximately $12,512,000 and $12,813,000, respectively. Available collateral as of March 31, 2024 and December 31, 2023 was approximately $10,929,000 and $11,412,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the three months ended March 31, 2024 and 2023.

Debt

Debt as of March 31, 2024 and December 31, 2023 consists of the following:

	March 31,	December 31,
	2024	2023

2022 Notes, net	$18,723,166	$18,426,247
Equipment financing	6,535,107	6,817,283
Balance at end of period	$25,258,273	$25,243,530

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

2022 Notes

On December 15, 2022, the Company issued $19,950,000 of its 2022 Notes pursuant to the Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which commenced on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,200 (see Note 8 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. The balance of the 2022 Notes as of March 31, 2024 and December 31, 2023 is as follows:

	March 31,	December 31,
	2024	2023

12.0% Senior Unsecured Notes	$19,950,000	$19,950,000
Warrants	(571,482)	(653,123)
Issuance costs	(655,352)	(870,630)
2022 Notes, net	$18,723,166	$18,426,247

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

Due to the Redemption Prices, management intends to retire the 2022 Notes after September 29, 2024 and before the scheduled maturity date of December 30, 2024. Management plans to refinance the 2022 Notes with a new issue of equity securities and/or debt of similar or longer maturity that would result in net proceeds equal to or greater than the principal amount of the current issue. In connection therewith, the Company will be utilizing investment bankers to serve as underwriters or placement agents for proposed offerings by the Company of its securities (including debt, common and/or preferred securities).   The offerings would be of such size as to generate proceeds to the Company of no less than $19,500,000. The Company, subject to regulatory approval, may receive distributions paid to it by KICO, its insurance subsidiary, that could be utilized to repay the 2022 Notes. Further, the Company may also use available invested assets and cash to repay a portion of the 2022 Notes.  As of March 31, 2024, invested assets and cash was approximately $1,789,000.

As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company is subject to a leverage maintenance test (“Leverage Maintenance Test”), which requires that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of March 31, 2024 and December 31, 2023, the ratio as defined under the Leverage Maintenance Test was 29.2% and 29.9%, respectively. As of September 30, 2023, the ratio as defined under the Leverage Maintenance Test was 31.4%. On November 7, 2023, a majority of the holders of the outstanding 2022 Notes (on behalf of all holders of the 2022 Notes) agreed to a waiver regarding the satisfaction of the Leverage Maintenance Test as of September 30, 2023.  “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term of the Company except for the sale- leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale-leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s consolidated balance sheet.

Equipment Financing

On October 27, 2022, KICO entered into a sale-leaseback transaction, whereby KICO sold $8,096,824 of fixed assets to a bank. Under GAAP, the sale-leaseback transaction is recorded as equipment financing (“Financing”). The provisions of the Financing require KICO to pay a monthly payment of principal and interest at the rate of 5.86% per annum totaling $126,877 for a term of 60 months, which commenced on October 27, 2022.  The terms of the Financing provide buyout options to KICO at the end of the 60 month term, which are as follows:

•	At the end of the lease, KICO may purchase the fixed assets for a purchase price of $2,024,206, which is 25% of the original fixed asset cost of $8,096,824; or
•	KICO may renew the lease for 16 months at the same rental rate, which totals $2,030,036.

A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of March 31, 2024 and December 31, 2023, the amount of required collateral was approximately $6,576,000 and $6,999,000, respectively. As of March 31, 2024, the fair value of KICO’s pledged collateral was approximately $6,576,000, consisting of approximately $5,969,000 in United States Treasury securities and the remaining balance of $607,000 in cash. As of December 31, 2023, the fair value of KICO’s pledged collateral was approximately $11,960,000 in United States Treasury securities.

Future contractual payment obligations under the Financing as of March 31, 2024 are as follows:

For the Years
Ending
December 31,	Total
Remainder of 2024	$871,686
2025	1,223,293
2026	1,296,901
2027	1,119,021
4,510,901
2027 purchase price	2,024,206
Total	$6,535,107

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

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

As of March 31, 2024, there were 118,329 shares reserved for grants under the 2014 Plan.

Stock Options

The results of operations for the three months ended March 31, 2024 and 2023 include stock-based compensation expense for stock options totaling approximately $53,000 and $-0-, respectively. Stock-based compensation expense related to stock options for the three months ended March 31, 2024 is net of estimated forfeitures of approximately 12%. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

The weighted average estimated fair value of stock options granted during the three months ended March 31, 2024 was $1.24 per share.  No options were granted during the three months ended March 31, 2023.  The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The following weighted average assumptions were used for grants during the following periods:

	Three months ended
	March 31,
	2024	2023

Dividend Yield	0.00%	n/a
Volatility	74.72%	n/a
Risk-Free Interest Rate	4.17%	n/a
Expected Life	3.50 years	n/a

A summary of stock option activity under the Company’s 2014 Plan for the three months ended March 31, 2024 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2024	107,201	$8.31	0.94	$-

Granted	318,750	$2.25	4.73	$701,250
Exercised	-	$-	-	$-
Expired/Forfeited	(15,000)	$2.25	4.88	$18,150

Outstanding at March 31, 2024	410,951	$3.83	3.67	$668,250

Vested and Exercisable at March 31, 2024	107,201	$8.31	0.70	$-

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2024 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $4.45 closing price of the Company’s Common Stock on March 31, 2024. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

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

As of March 31, 2024, the estimated fair value of unamortized compensation cost related to 303,750 unvested stock option awards was approximately $270,000. Unamortized compensation cost as of March 31, 2024 is expected to be recognized over a remaining weighted-average vesting period of 2.77 years.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the 2014 Plan for three months ended March 31, 2024 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2024	550,581	$3.82	$2,103,219

Granted	163,617	$2.13	$348,504
Vested	(233,627)	$1.83	$(427,537)
Forfeited	(1,100)	$4.80	$(5,280)

Balance at March 31, 2024	479,471	$4.21	$2,018,573

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended March 31, 2024 and 2023, stock-based compensation for these grants was approximately $213,000 and $217,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

As of March 31, 2024, all warrants for the purchase of an aggregate of 969,525 shares of Common Stock were outstanding.

No warrants were granted during the three months ended March 31, 2024 and 2023.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2024	2023

Deferred tax asset:
Net operating loss carryovers (1)	$4,810,024	$5,283,016
Claims reserve discount	1,221,272	1,204,334
Unearned premium	3,165,074	2,742,603
Deferred ceding commission revenue	1,950,921	1,986,782
Net unrealized losses on securities	3,170,352	3,357,463
Other	1,101,750	1,153,903
Total deferred tax assets	15,419,393	15,728,101

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,079,702	4,158,538
Intangibles	105,000	105,000
Depreciation and amortization	184,281	153,201
Total deferred tax liabilities	5,128,526	5,176,282

Net deferred income tax asset	$10,290,867	$10,551,819

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	March 31,	December 31,
Type of NOL	2024	2023	Expiration

Federal only, NOL from 2023 and 2022	$4,810,024	$5,283,016	None

State only (A)	2,645,169	2,560,372	December 2027 - December 2044
Valuation allowance	(2,645,169)	(2,560,372)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$4,810,024	$5,283,016

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2024 and December 31, 2023 was approximately $40,695,000 and $39,390,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2044.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2024 and 2023. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2020 through December 31, 2022 remain subject to examination.

Note 10 – Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per common share reflects, in periods in which it has a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings (loss) per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented.

The computation of diluted earnings (loss) per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months ended March 31, 2024 there were 120,553 options with an exercise price below the average market price of the Company’s Common Stock during the period. For the three months ended March 31, 2023, no options, warrants or restricted stock awards were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options, warrants and non-vested restricted stock awards.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings (loss) per common share follows:

	Three months ended
	March 31,
	2024	2023

Weighted average number of shares outstanding	10,999,662	10,756,913

Effect of dilutive securities, common share equivalents:
Stock options	13,902	-
Warrants	518,094	-
Restricted stock awards	259,862	-

Weighted average number of shares outstanding, used for computing diluted loss per share	11,791,520	10,756,913

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

The Company was a party to a non-cancellable operating lease, dated March 27, 2015, for its office facility for KICO located in Valley Stream, New York, which expired on March 31, 2024. The lease was not renewed.

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended
	March 31,
Lease cost	2024	2023

Operating lease	$41,342	$40,815
Total lease cost	$41,342	$40,815

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$49,145	$47,483
Discount rate	5.50%	5.50%
Remaining lease term in years	-	1.00

Rent expense for the three months ended March 31, 2024 and 2023 amounted to $41,342 and $40,815, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

Employment Agreements

Meryl Golden, President and Chief Executive Officer; formerly Chief Operating Officer (See Note 13 Subsequent Events)

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

Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden was granted, under the terms of the 2014 Plan, during each of January 2023 and January 2024, a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2023, Ms. Golden was granted 101,111 shares of restricted stock pursuant to this provision. The 2023 grant will vest with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024, based on the continued provision of services through such dates. In January 2024, Ms. Golden was granted 64,085 shares of restricted stock pursuant to this provision. The 2024 grant will vest on January 2, 2025, based on the continued provision of services through such date. Further, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change of control of the Company.

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

Note 12 – Employee Benefit Plans

Employee Bonus Plan

For the three months ended March 31, 2024 the Company accrued approximately $82,000 related to an employee bonus plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months ended March 31, 2023 the Company did not accrue for, or pay, bonuses related to an employee bonus plan.

401(k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $72,000 and $85,000, respectively, of expense for the three months ended March 31, 2024 and 2023, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Deferred Compensation Plan

On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”). Effective December 22, 2022, the Company terminated the Deferred Compensation Plan. The assets of the Deferred Compensation Plan will be liquidated by making payments to Participants in full satisfaction of their interest in the Deferred Compensation Plan (“Termination Payments”), which Termination Payments would not be made earlier than December 22, 2023 and will be completed no later than December 22, 2024.

The deferred compensation liability as of March 31, 2024 and December 31, 2023 amounted to $910,709 and $937,025, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to March 31, 2024 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Employment Agreements

Effective as of April 15, 2024, Ms. Golden, the Company’s President and Chief Executive Officer, entered into a Third Amended and Restated Employment Agreement (the “Third Amended Golden Employment Agreement”). The Third Amended Golden Employment Agreement is effective as of January 1, 2025 and expires on December 31, 2026. The Third Amended Golden Employment Agreement extends the expiration date of the Second Amended Golden Employment Agreement currently in effect for Ms. Golden from December 31, 2024 to December 31, 2026. Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (increased from $500,000 currently in effect) and an annual bonus equal to 3% of the Company’s, consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as currently in effect). Pursuant to the Third Amended Golden Employment Agreement (and as provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by the Company without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued 3% bonus in the event of the termination of her employment following a change of control of the Company (also as is provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden will be entitled to receive, under certain circumstances, a grant, during each of January 2025 and January 2026, of 40,000 shares of restricted stock. The 2025 grant will become vested with respect to one-half of the award on the first anniversary of the grant date and one-half on December 31, 2026. The 2026 grant will become vested on the first anniversary of the grant date. The above grants are generally consistent with the grants provided for in the Second Amended Golden Employment Agreement. In the event that the Company is precluded from making a grant to Ms. Golden in either 2025 or 2026, she would instead be entitled to a cash bonus of $136,500 for such year.

See Note 11 – Commitments and Contingencies.

Shelf Registration

On April 5, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act with regard to the registration of $50,000,000 of its equity and debt securities. The registration statement was declared effective by the SEC on April 22, 2024. Pursuant to the requirements of Form S-3, the Company currently may sell pursuant to such Form S-3, during any 12 month period, securities having an aggregate market value of no more than one-third of the aggregate market value of the shares of its common stock held by non-affiliates. Any offering made pursuant to such Form S-3 may only be made by means of a prospectus, including a prospectus supplement, forming a part of the effective registration statement, relating to the offering, which will be filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended March 31, 2024 and 2023, respectively, 94.4% and 87.0% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of March 31, 2024 and December 31, 2023, there were no commercial liability policies in-force. As of March 31, 2024, these expired policies represent approximately 15.1% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

See below a description of these critical accounting estimates. Also see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023

Loss and Loss Adjustment Expense Reserves

Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of March 31, 2024 and December 31, 2023:

	As of			As of
	March 31, 2024			December 31, 2023
($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$63,749	$17,904	$45,845	$67,108	$19,538	$47,570
Case LAE	5,776	1,134	4,642	5,726	1,121	4,605
IBNR loss	39,848	11,395	28,453	37,262	10,665	26,597
IBNR LAE	13,126	2,291	10,835	11,722	1,965	9,757
Total	$122,498	$32,724	$89,774	$121,818	$33,289	$88,529

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

Deferred Income Taxes

Our effective tax rate is based on GAAP income at statutory tax rates, adjusted for non-taxable and non-deductible items, and tax credits. Changes in estimates used in preparing the condensed consolidated statements of operations and comprehensive income (loss) could result in significant changes to our deferred tax asset or liability.

Deferred tax assets or liabilities are recognized for estimated future tax consequences which result in differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. These assets and liabilities are carried at the enacted tax rates expected to apply when the asset or liability is expected to be recovered or settled. Changes in estimates and assumptions in the condensed consolidated statements of operations and comprehensive income (loss), or changes in the enacted tax rate, could result in significant variances between our carried deferred tax and tax recognized on the recovery or settlement of the asset or liability.

Investments

Bonds are classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”), and stocks are generally classified as AFS.  Investments classified as HTM are carried at amortized cost, which requires very little judgement.  Investments classified as AFS are generally carried at fair value with an unrealized gain/loss recorded in income.  Actual results could vary significantly from the fair values recognized in the condensed consolidated statements of operations and comprehensive income (loss).

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

4.

Better manage our catastrophe exposure in order to reduce loss cost and the growth rate of our probable maximum loss (“PML”) in order to mitigate the impact of the then emerging “hard market” in catastrophe reinsurance.

We announced the substantive completion of Kingstone 2.0 in late 2022 and embarked on a new strategy to optimize our in-force business, which we coined as “Kingstone 3.0”.  The four pillars of this new strategy entail:

1.

Aggressively reducing the non-Core book of business, which has had a disproportionately negative impact on underwriting results, by slowing new business, re-underwriting the book, culling the agent base, reducing commissions, or other means, subject to regulatory constraints. We stopped writing all new non-Core business and have been aggressively reducing policy count. Our request to withdraw from the state of New Jersey was acknowledged in October 2023 and all remaining policies will be non-renewed over a two year period starting January 1, 2024. As of March 31, 2024, our non-Core policy count was down by 52.1% compared to March 31, 2023;

2.

Adjusting pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensuring all policyholders are insured to value. Inflation has been a dominant headwind that is showing signs of stabilizing. We have been cognizant that inflation’s impact on loss costs places added pressure on premiums and, as such, we have been more frequent and aggressive with our rate change requests. Similarly, home replacement values reflect that same inflationary pressure. In September 2023, we completed our first cycle of valuation adjustments, making sure that all homes were insured to value. As a result, we have seen a rise in premiums attributable to the heightened replacement costs. Overall average written premium for our legacy Core homeowners policies for the last 12 months, reflecting both rate and replacement cost changes, increased by 24.2%;

3.

Tightly managing reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML. We needed to contain our exposure to spiking reinsurance pricing. We did so and were able to reduce the required limit to be purchased while maintaining our same risk tolerance. We used all the tools available to us to limit new business that was deemed to be too expensive and at the same time re-underwrote the book to cull those risks which presented the greatest risk. The combination of stricter new business underwriting and increased non-renewals gave rise to the 7.1% decline in policy count for our Core business. We have now reverted most of our new business underwriting standards back to what they were previously so Core new business growth should increase going forward; and

4.

Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024. For the year ended December 31, 2023, we achieved our goal, with a net underwriting expense ratio of 32.9%. For the three months March 31, 2024, the net underwriting expense ratio was 31.3%, a reduction of 3.4 points compared to the three months March 31, 2023.

See the tables for our Core and non-Core business for policies in force and direct written premiums as of and for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, our Core direct written premiums increased by 12.5% compared to the three months ended March 31, 2023, while Core policies in force decreased by 7.1% as of March 31, 2024. For the same periods, our non-Core policies in force decreased by 52.1% and non-Core direct written premiums decreased by 55.6%. We believe that the above actions taken resulted in our return to profitability for the three months ended March 31, 2024, will continue to have the intended effect and will continue through the remainder 2024 to result in a return to annual profitability.

	Three months ended March 31,
(000’s except percentages and Policies in Force)	2024	2023	Change	Percent

Policies In Force, as of end of Three Month Period
Core	66,991	72,081	(5,090)	(7.1)%
Non-Core	9,080	18,945	(9,865)	(52.1)%
Total policies in force	76,071	91,026	(14,955)	(16.4)%

Direct written premiums
Core	$46,587	$41,427	$5,160	12.5%
Non-Core	2,738	6,170	(3,432)	(55.6)%
Total direct written premiums	$49,325	$47,597	$1,728	3.6%

(Columns in the table above may not sum to totals due to rounding)

Consolidated Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2024	2023	Change	Percent
Revenues
Direct written premiums	$49,325	$47,597	$1,728	3.6%
Assumed written premiums	-	-	-	na %
	49,325	47,597	1,728	3.6%
Ceded written premiums
Ceded to quota share treaties (1)	9,831	15,588	(5,757)	(36.9)%
Ceded to excess of loss treaties	1,399	1,073	326	30.4%
Ceded to catastrophe treaties	-	(556)	556	(100.0)%
Total ceded written premiums	11,230	16,105	(4,875)	(30.3)%

Net written premiums	38,095	31,492	6,603	21.0%

Change in unearned premiums
Direct and assumed	672	2,333	(1,661)	(71.2)%
Ceded to reinsurance treaties (1)	(9,947)	(5,570)	(4,377)	(78.6)%
Change in net unearned premiums	(9,275)	(3,237)	(6,038)	(186.5)%

Premiums earned
Direct and assumed	49,996	49,930	66	0.1%
Ceded to reinsurance treaties	(21,176)	(21,675)	499	2.3%
Net premiums earned	28,820	28,255	565	2.0%

Ceding commission revenue (1)	4,567	5,445	(878)	(16.1)%
Net investment income	1,503	1,541	(38)	(2.5)%
Net gains on investments	726	1,225	(499)	(40.7)%
Other income	149	161	(12)	(7.5)%
Total revenues	35,765	36,628	(863)	(2.4)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	20,642	31,910	(11,268)	(35.3)%
Losses from catastrophes (2)	2,079	5,386	(3,307)	(61.4)%
Total direct and assumed loss and loss adjustment expenses	22,720	37,296	(14,576)	(39.1)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,268	10,614	(6,346)	(59.8)%
Losses from catastrophes (2)	593	1,643	(1,050)	(63.9)%
Total ceded loss and loss adjustment expenses	4,861	12,257	(7,396)	(60.3)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,374	21,296	(4,922)	(23.1)%
Losses from catastrophes (2)	1,486	3,743	(2,257)	(60.3)%
Net loss and loss adjustment expenses	17,860	25,039	(7,179)	(28.7)%

Commission expense	7,852	8,540	(688)	(8.1)%
Other underwriting expenses	5,881	6,872	(991)	(14.4)%
Other operating expenses	778	663	115	17.3%
Depreciation and amortization	597	808	(211)	(26.1)%
Interest expense	994	1,010	(16)	(1.6)%
Total expenses	33,961	42,931	(8,970)	(20.9)%

Income (loss) before taxes	1,805	(6,304)	8,109	na %
Income tax expense (benefit)	378	(1,249)	1,627	na %
Net income (loss)	$1,427	$(5,055)	$6,482	na %

(Columns in the table above may not sum to totals due to rounding)

(1)

For the three months ended March 31, 2023, our personal lines business was subject a 30% quota share treaty, expiring on January 1, 2024, which included a runoff of an 8.5% portion through the remainder of 2023. Effective January 1, 2024, we entered into a 27% personal lines quota share treaty, which includes a runoff of a 3.0% portion through the end of 2024.

(2)

The three months ended March 31, 2024 and 2023 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2024	2023	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	62.0%	88.6%	(26.6)	(30.0)%
Net underwriting expense ratio	31.3%	34.7%	(3.4)	(9.8)%
Net combined ratio	93.3%	123.3%	(30.0)	(24.3)%

Direct Written Premiums

Direct written premiums during the three months ended March 31, 2024 (“Three Months 2024”) were $49,325,000 compared to $47,597,000 during the three months ended March 31, 2023 (“Three Months 2023”). The increase of $1,728,000, or 3.6%, was primarily due to an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Three Months 2024 were $45,740,000, an increase of $1,569,000, or 3.5%, from $44,171,000 in Three Months 2023. The 3.5% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 13.2% offsetting a 55.6% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Three Months 2024 were $3,562,000, an increase of $156,000, or 4.6%, from $3,406,000 in Three Months 2023. The increase in livery physical damage direct written premiums was due to an increasing number of policies and an increase in the values of the autos insured.

Direct written premiums from our Core business were $46,587,000 in Three Months 2024 compared to $41,427,000 in Three Months 2023, an increase of $5,160,000, or 12.5%. The increase in direct written premiums from our Core business was due to rate increases, offset by a decrease in policies in force. Policies in force from our Core business decreased by 7.1% in Three Months 2024 compared to Three Months 2023. Direct written premiums from our non-Core business were $2,738,000 in Three Months 2024 down from $6,170,000 in Three Months 2023, a decrease of $3,432,000, or 55.6%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 52.1% in Three Months 2024 compared to Three Months 2023. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Net written premiums increased $6,603,000, or 21.0%, to $38,095,000 in Three Months 2024 from $31,492,000 in Three Months 2023. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Three Months 2024 is primarily due to changes to our personal lines quota share reinsurance treaty. See quota share reinsurance treaties discussion below.

Quota share reinsurance treaties

On January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”).   In Three Months 2024, our premiums ceded under quota share treaties decreased by $5,757,000 in comparison to premiums ceded under quota share treaties in Three Months 2023 (see table above). The decrease in Three Months 2024 was attributable to the decrease in quota share rates and by the runoff in Three Months 2023 of an 8.5% portion of a 30% quota share treaty that was in effect through January 1, 2024 (“2021-2023 Treaty”). Our personal lines business was subject to the 2024/2025 Treaty in Three Months 2024, and the 2023/2024 Treaty in Three Months 2023.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2024, our ceded excess of loss reinsurance premiums increased by $326,000 over the comparable ceded excess of loss premiums for Three Months 2023. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2023, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2023 through January 1, 2024. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the treaty. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. On July 1, 2023 and 2022, we recorded our catastrophe premiums for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium being recorded in the third quarter. The $556,000 negative catastrophe premium in Three Months 2023 was due to a true-up of premiums originally recorded on July 1, 2022.

Net premiums earned

Net premiums earned increased $565,000, or 2.0%, to $28,820,000 in Three Months 2024 from $28,255,000 in Three Months 2023. The increase was due to the three point reduction in quota share rates discussed above, the run-off of a portion of the 2021-2023 Treaty, which increased the premiums ceded and reduced the net premiums earned in Three Months 2023, offset by an increase in catastrophe premium rates, reflected in ceded catastrophe premiums earned, which reduced the amount of growth in net premiums earned.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2024	2023	Change	Percent

Provisional ceding commissions earned	$4,555	$5,447	$(892)	(16.4)%
Contingent ceding commissions earned	12	(1)	13	na %

Total ceding commission revenue	$4,567	$5,445	$(878)	(16.1)%

(Columns in the table above may not sum to totals due to rounding)

Ceding commission revenue was $4,567,000 in Three Months 2024 compared to $5,445,000 in Three Months 2023. The decrease of $878,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Three Months 2024, we earned provisional ceding commissions of $4,555,000 from personal lines earned premiums ceded under the 2024/2025 Treaty, and in Three Months 2023, we earned provisional ceding commissions of $5,447,000 from personal lines earned premiums ceded under the 2023/2024 Treaty. The decrease of $892,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Three Months 2024 compared to Three Months 2023, offset by an increase in ceding commission rates under the 2024/2025 Treaty.

Contingent Ceding Commissions Earned

The structure of the 2024/2025 Treaty and the 2023/2024 Treaty calls for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions. Under our prior years’ quota share treaties, we received a contingent ceding commission based on a sliding scale in relation to the losses incurred under our quota share treaties. The lower the ceded loss ratio, the more contingent commission we received.

Net Investment Income

Net investment income was $1,503,000 in Three Months 2024 compared to $1,541,000 in Three Months 2023, a decrease of $38,000, or 2.5%. The average yield on non-cash invested assets was 3.77% as of March 31, 2024 compared to 3.35% as of March 31, 2023.

Cash and invested assets were $189,109,000 as of March 31, 2024 compared to $190,665,000 as of March 31, 2023, a decrease of $1,556,000.

Net Gains on Investments

Net gains on investments were $726,000 in Three Months 2024 compared to net gains of $1,225,000 in Three Months 2023. Unrealized gains on our equity securities and other investments in Three Months 2024 were $819,000, compared to unrealized gains of $1,228,000 in Three Months 2023. Net realized (losses) on sales of investments were $(92,000) in Three Months 2024 compared to net realized (losses) of $(3,000) in Three Months 2023.

Other Income

Other income was $149,000 in Three Months 2024 compared to $161,000 in Three Months 2023, a decrease of $12,000, or 7.5%.

Net Loss and LAE

Net loss and LAE was $17,860,000 for Three Months 2024 compared to $25,039,000 for Three Months 2023. The net loss ratio was 62.0% in Three Months 2024 compared to 88.6% in Three Months 2023, a decrease of 26.6 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

The loss ratio for Three Months 2024 improved significantly compared to Three Months 2023. For Three Months 2024, the catastrophe impact, prior year development, and underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) were all lower than Three Months 2023.

There were six newly designated catastrophe events for Three Months 2024. The estimated total net catastrophe losses for the calendar quarter were $1,486,000, which contributed 5.2 points to the loss ratio. By comparison, the catastrophe impact for Three Months 2023 was 13.2 points. Losses from winter-related catastrophe claims were minimal during Three Months 2024, whereas the previous year was impacted by a major winter event in February 2023.

The underlying loss ratio was 58.8% for Three Months 2024, a decrease of 16.6 points from the 75.4% underlying loss ratio recorded for Three Months 2023. Overall non-catastrophe frequency and severity for Three Months 2024 were both lower than for Three Months 2023.

There was favorable prior year development of $566,000 during Three Months 2024, which translates to a 2.0 point decrease to the loss ratio. By comparison, the impact of prior year development for Three Months 2023 was negligible. The favorable development in Three Months 2024 is mainly driven by the re-evaluation of the catastrophe events from the third quarter of 2023.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $7,852,000 in Three Months 2024 or 15.7% of direct earned premiums. Commission expense was $8,540,000 in Three Month 2023 or 17.1% of direct earned premiums. The decrease of $688,000 was primarily due to a reduction in commission rates on our legacy policies in accordance with our Kingstone 3.0 strategy as well as the lower commission rate paid on Select products as compared to legacy products. The decrease was offset by an accrual of $303,000 for an estimated contingent commission to be recalculated quarterly if we continue to be profitable for the remainder of the year.

Other Underwriting Expenses

Other underwriting expenses were $5,881,000, or 11.8% of direct earned premiums, in Three Months 2024 compared to $6,872,000, or 13.8% of direct earned premiums, in Three Months 2023. The decrease of $991,000, or 14.4%, was primarily due to decreases in salaries and employment costs as described below, policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems, and other IT costs as a result of the completion of these projects. The decreases were partially offset by the impact of high inflation.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $2,601,000 in Three Months 2024 compared to $2,933,000 in Three Months Ended 2023. The decrease of $332,000, or 11.3%, is favorable when compared to the 3.6% increase in direct written premiums. The decrease in salaries and employment costs was due to a reduction in our staff in June and July of 2023 as we have been reducing our non-Core business. The decrease from the reduction in staff was partially offset in the periods following Three Months 2023, as we began to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies.

Our net underwriting expense ratio in Three Months 2024 was 31.3% compared to 34.7% in Three Months 2023. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	March 31,
	2024	2023	Percentage Point Change
Other underwriting expenses
Employment costs	9.0%	10.4%	(1.4)
Underwriting fees (inspections/surveys)	1.5	1.8	(0.3)
IT expenses	2.1	3.1	(1.0)
Professional fees	1.4	1.3	0.1
Other expenses	6.4	7.7	(1.3)
Total other underwriting expenses	20.4	24.3	(3.9)

Commission expense	27.2	30.2	(3.0)

Ceding commission revenue
Provisional	(15.8)	(19.3)	3.5
Contingent	-	-	-
Total ceding commission revenue	(15.8)	(19.3)	3.5

Other income	(0.5)	(0.6)	0.1

Net underwriting expense ratio	31.3%	34.7%	(3.4)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $778,000 for Three Months 2024 compared to $663,000 for Three Months 2023. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended
	March 31,
($ in thousands)	2024	2023	Change	Percent

Other operating expenses
Employement costs	$157	$94	$63	67.0%
Equity compensation	266	217	49	22.6
Professional	79	92	(13)	(14.1)
Directors fees	69	69	-	-
Insurance	53	38	15	39.5
Other expenses	154	153	1	0.7
Total other operating expenses	$778	$663	$115	17.3%

(Components may not sum to totals due to rounding)

The increase in Three Months 2024 of $115,000, or 17.3%, as compared to Three Months 2023 was primarily due to increases in employment costs and equity compensation. The increase in employment costs was due to fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $597,000 in Three Months 2024 compared to $808,000 in Three Months 2023. The decrease of $211,000, or 26.1%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.

Interest Expense

Interest expense in Three Months 2024 was $994,000 compared to $1,010,000 in Three Months 2023, a decrease of $16,000 or 1.6%. In Three Months 2024 and Three Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022 equipment financing.

Income Tax Expense (Benefit)

Income tax expense in Three Months 2024 was $378,000, which resulted in an effective tax rate of 20.93%. Income tax (benefit) in Three Months 2023 was $(1,249,000), which resulted in an effective tax rate of 19.8%. Income before taxes was $1,805,000 in Three Months 2024 compared to a loss before taxes of $6,304,000 in Three Months 2023. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2024 compared to Three Months 2023.

Net Income (Loss)

Net income was $1,427,000 in Three Months 2024 compared to loss of $5,055,000 in Three Months 2023. The increase from net loss to net income of $6,482,000 was due to the circumstances described above.

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

	Three Months Ended
	March 31,
	2024	2023
Gross premiums written:
Personal lines	$45,740,238	$44,170,938
Livery physical damage	3,562,328	3,405,668
Other(1)	22,050	20,840
Total gross premiums written	$49,324,616	$47,597,446

Net premiums written:
Personal lines	$34,516,450	$28,074,833
Livery physical damage	3,562,328	3,405,668
Other(1)	16,621	11,392
Total net premiums written	$38,095,399	$31,491,893

Net premiums earned:
Personal lines	$25,092,488	$25,019,085
Livery physical damage	3,708,194	3,211,834
Other(1)	19,220	24,034
Total net premiums earned	$28,819,902	$28,254,953

Net loss and loss adjustment expenses(3):
Personal lines	$14,712,194	$22,569,609
Livery physical damage	1,680,651	1,385,141
Other(1)	(13,147)	151,607
Unallocated loss adjustment expenses	1,176,703	891,090
Total without commercial lines	17,556,401	24,997,447
Commercial lines (in run-off effective July 2019)(2)	303,186	41,963
Total net loss and loss adjustment expenses	$17,859,587	$25,039,410

Net loss ratio(3):
Personal lines	58.6%	90.2%
Livery physical damage	45.3%	43.1%
Other(1)	1.2%	599.6%
Total without commercial lines	60.9%	88.5%
Commercial lines (in run-off effective July 2019)(2)	na	na
Total	62.0%	88.6%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months March 31, 2024 and 2023.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months Ended
	March 31,
	2024	2023
Revenues
Net premiums earned	$28,819,902	$28,254,953
Ceding commission revenue	4,567,111	5,445,407
Net investment income	1,502,860	1,541,492
Net gains on investments	653,819	1,184,248
Other income	148,167	158,826
Total revenues	35,691,859	36,584,926

Expenses
Loss and loss adjustment expenses	17,859,587	25,039,410
Commission expense	7,851,812	8,539,762
Other underwriting expenses	5,880,605	6,871,619
Depreciation and amortization	596,513	808,130
Interest expense	98,456	114,472
Total expenses	32,286,973	41,373,393

Income (loss) from operations	3,404,886	(4,788,467)
Income tax expense (benefit)	719,114	(938,223)
Net income (loss)	$2,685,772	$(3,850,244)

Key Measures:
Net loss ratio	62.0%	88.6%
Net underwriting expense ratio	31.3%	34.7%
Net combined ratio	93.3%	123.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$13,732,417	$15,411,381
Less: Ceding commission revenue	(4,567,111)	(5,445,407)
Less: Other income	(148,167)	(158,826)
Net underwriting expenses	$9,017,139	$9,807,148

Net premiums earned	$28,819,902	$28,254,953

Net Underwriting Expense Ratio	31.3%	34.7%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Three months ended March 31, 2024
Written premiums	$49,324,616	$-	$(11,229,217)	$38,095,399
Change in unearned premiums	671,762	-	(9,947,259)	(9,275,497)
Earned premiums	$49,996,378	$-	$(21,176,476)	$28,819,902

Loss and loss adjustment expenses excluding the effect of catastrophes	$20,642,101	$-	$(4,268,162)	$16,373,939
Catastrophe loss	2,078,986	-	(593,338)	1,485,648
Loss and loss adjustment expenses	$22,721,087	$-	$(4,861,500)	$17,859,587

Loss ratio excluding the effect of catastrophes	41.3%	0.0%	20.2%	56.8%
Catastrophe loss	4.2%	0.0%	2.8%	5.2%
Loss ratio	45.4%	0.0%	23.0%	62.0%

Three months ended March 31, 2023
Written premiums	$47,597,446	$-	$(16,105,553)	$31,491,893
Change in unearned premiums	2,332,884	-	(5,569,824)	(3,236,940)
Earned premiums	$49,930,330	$-	$(21,675,377)	$28,254,953

Loss and loss adjustment expenses excluding the effect of catastrophes	$31,910,005	$-	$(10,613,543)	$21,296,462
Catastrophe loss	5,385,831	-	(1,642,883)	3,742,948
Loss and loss adjustment expenses	$37,295,836	$-	$(12,256,426)	$25,039,410

Loss ratio excluding the effect of catastrophes	63.9%	0.0%	49.0%	75.4%
Catastrophe loss	10.8%	0.0%	7.6%	13.2%
Loss ratio	74.7%	0.0%	56.5%	88.6%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2024	2023

Net premiums earned	$28,819,902	$28,254,953
Ceding commission revenue	4,567,111	5,445,407
Other income	148,167	158,826

Loss and loss adjustment expenses (1)	17,859,587	25,039,410

Acquisition costs and other underwriting expenses:
Commission expense	7,851,812	8,539,762
Other underwriting expenses	5,880,605	6,871,619
Total acquisition costs and other underwriting expenses	13,732,417	15,411,381

Underwriting income (loss)	$1,943,176	$(6,591,605)

Key Measures:
Net loss ratio excluding the effect of catastrophes	56.8%	75.4%
Effect of catastrophe loss on net loss ratio (1)	5.2%	13.2%
Net loss ratio	62.0%	88.6%

Net underwriting expense ratio excluding the effect of catastrophes	31.3%	34.7%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%
Net underwriting expense ratio	31.3%	34.7%

Net combined ratio excluding the effect of catastrophes	88.1%	110.1%
Effect of catastrophe loss on net combined ratio (1)	5.2%	13.2%
Net combined ratio	93.3%	123.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$13,732,417	$15,411,381
Less: Ceding commission revenue	(4,567,111)	(5,445,407)
Less: Other income	(148,167)	(158,826)
	$9,017,139	$9,807,148

Net earned premium	$28,819,902	$28,254,953

Net Underwriting Expense Ratio	31.3%	34.7%

(1)	For the three months ended March 31, 2024 and 2023, includes the sum of net catastrophe losses and loss adjustment expenses of $1,485,648 and $3,742,848, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of March 31, 2024 and December 31, 2023:

	March 31, 2024

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$35,735,950	$-	$(28,592)	$-	$35,707,358	22.1%

Political subdivisions of States, Territories and Possessions	16,600,086	-	-	(3,289,577)	13,310,509	8.3%

Corporate and other bonds Industrial and miscellaneous	74,663,044	-	-	(6,019,568)	68,643,476	42.6%

Residential mortgage and other asset backed securities (2)	50,345,615	133,220	(3,266)	(6,889,842)	43,585,727	27.0%
Total fixed-maturity securities	$177,344,695	$133,220	$(31,858)	$(16,198,987)	$161,247,070	100.0%

	December 31, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	14.1%

Political subdivisions of States, Territories and Possessions	16,607,713	-	-	(3,209,161)	13,398,552	9.0%

Corporate and other bonds Industrial and miscellaneous	75,993,042	-	-	(5,885,296)	70,107,746	47.1%

Residential mortgage and other asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	29.9%
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	100.0%

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of March 31, 2024 and December 31, 2023, the amount of required collateral was approximately $6,576,000 and $6,999,000, respectively. As of March 31, 2024 and December 31, 2023, the estimated fair value of the U.S. Treasury securities used as eligible collateral was approximately $ 5,969,000 and $11,960,000, respectively. As of March 31, 2024, cash was used to cover the remaining eligible collateral.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2024, the estimated fair value of the eligible investments was approximately $10,929,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2024 and December 31, 2023 there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024
		Gross	Gross		% of
		Unrealized	Unrealized	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$11,815,602	$-	$(2,246,277)	$9,569,325	70.7%
Fixed income exchange traded funds	3,711,232	-	(723,832)	2,987,400	22.1%
Mutual funds	523,320	387,388	-	910,708	6.7%
FHLBNY common stock	69,400	-	-	69,400	0.5%
Total	$16,119,554	$387,388	$(2,970,109)	$13,536,833	100.0%

	December 31, 2023
		Gross	Gross		% of
		Unrealized	Unrealized	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915	72.6%
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000	20.6%
Mutual funds	622,209	314,816	-	937,025	6.3%
FHLBNY common stock	69,400	-	-	69,400	0.5%
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of March 31, 2024 and December 31, 2023:

	March 31, 2024			December 31, 2023
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,087,136	$4,074,176	$1,987,040	$1,910,110	$3,897,150

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,936	$1,818	$(14,906)	$(23,047)	$1,192,801	19.7%

Political subdivisions of States, Territories and Possessions	499,306	-	(3,326)	-	495,980	8.2%

Exchange traded debt	304,111	-	-	(64,111)	240,000	4.0%

Corporate and other bonds Industrial and miscellaneous	5,018,899	-	-	(903,769)	4,115,130	68.2%

Total	$7,051,252	$1,818	$(18,232)	$(990,927)	$6,043,911	100.0%

	December 31, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	20.0%

Political subdivisions of States, Territories and Possessions	499,170	890	-	-	500,060	8.2%

Exchange traded debt	304,111	-	-	(70,111)	234,000	3.8%

Corporate and other bonds Industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	68.0%

Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of March 31, 2024 and December 31, 2023 is shown below:

	March 31, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	1,121,488	1,087,009	1,121,288	1,097,101
Five to ten years	1,418,024	1,289,190	1,414,911	1,270,770
More than 10 years	4,511,740	3,667,712	4,516,342	3,738,277
Total	$7,051,252	$6,043,911	$7,052,541	$6,106,148

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2024 and December 31, 2023 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	March 31, 2024		December 31, 2023
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$35,707,358	22.1%	$20,939,190	14.1%

Corporate and municipal bonds
AAA	1,814,772	1.1%	1,836,736	1.2%
AA	10,259,096	6.4%	9,872,346	6.6%
A	32,696,648	20.3%	33,228,327	22.3%
BBB+	15,004,004	9.3%	15,042,200	10.1%
BBB	16,603,392	10.3%	21,826,125	14.7%
BBB-	2,902,730	1.8%	-	0.0%
BB	960,710	0.6%	-	0.0%
Total corporate and municipal bonds	80,241,352	49.8%	81,805,734	54.9%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	15,960,714	9.9%	12,766,471	8.6%
AA	21,479,001	13.3%	22,102,169	14.8%
A	6,998,225	4.3%	6,390,752	4.3%
BBB+	-	0.0%	15,168	0.0%
CCC	398,960	0.2%	413,601	0.3%
CC	88,942	0.1%	91,390	0.1%
Non rated	372,518	0.2%	4,396,322	3.0%
Total residential mortgage backed, asset backed, and other collateralized obligations	45,298,360	28.1%	46,175,873	31.1%

Total	$161,247,070	100.0%	$148,920,797	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2024 and December 31, 2023:

Category	March 31, 2024	December 31, 2023

U.S. Treasury securities and obligations of U.S. government corporations and agencies	4.94%	4.95%

Political subdivisions of States, Territories and Possessions	3.38%	3.35%

Corporate and other bonds Industrial and miscellaneous	3.62%	3.62%

Residential mortgage backed securities	2.76%	2.90%

Total	3.67%	3.58%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Weighted average effective maturity	6.9	7.8

Weighted average final maturity	10.8	11.9

Effective duration	3.6	4.1

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2024 and December 31, 2023, 67% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 3, 2024 and December 31, 2023:

	March 31, 2024
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$35,707,358	$(28,592)	2	$-	-	-	$35,707,358	$(28,592)

Political subdivisions of States, Territories and Possessions	-	-	-	13,310,509	(3,289,577)	13	13,310,509	(3,289,577)

Corporate and other bonds industrial and miscellaneous	-	-	-	67,648,476	(6,019,568)	82	67,648,476	(6,019,568)

Residential mortgage and other asset backed securities	111,165	(3,266)	6	37,784,418	(6,889,842)	37	37,895,583	(6,893,108)

Total fixed-maturity securities	$35,818,523	$(31,858)	8	$118,743,403	$(16,198,987)	132	$154,561,926	$(16,230,845)

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,974,440	$(17,373)	1	$-	-	-	$5,974,440	$(17,373)

Political subdivisions of States, Territories and Possessions	-	-	-	13,398,552	(3,209,161)	13	13,398,552	(3,209,161)

Corporate and other bonds industrial and miscellaneous	-	-	-	70,107,746	(5,885,296)	85	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities	88,988	(2,144)	4	38,675,604	(6,541,731)	37	38,764,592	(6,543,875)

Total fixed-maturity securities	$6,063,428	$(19,517)	5	$122,181,902	$(15,636,188)	135	$128,245,330	$(15,655,705)

There were 140 securities at both March 31, 2024 and December 31, 2023 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the three months ended March 31, 2024, KICO did not pay any dividends to us. As of March 31, 2024, KICO had a negative unassigned surplus and currently will not be able to pay any distributions to us without prior regulatory approval. In December 2023, KICO received regulatory approval to pay us a $2,300,000 distribution from paid in capital. KICO intends to pay us the $2,300,000 distribution in the second quarter of 2024.

KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is December 31, 2023. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. The maximum allowable advance as of March 31, 2024, based on the net admitted assets as of December 31, 2023, was approximately $12,512,000. Available collateral as of March 31, 2024 was approximately $10,929,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during Three Months 2024.

On December 15, 2022, we issued $19,950,000 of our 2022 Notes pursuant to the Exchange Agreement. We are required to make semi-annual interest payments in arrears on June 30 and December 30 of each year. The maturity date of the 2022 Notes is December 30, 2024.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months ended March 31,	2024	2023

Cash flows (used in) provided by:
Operating activities	$6,098,220	$(3,366,805)
Investing activities	(11,587,350)	2,189,590
Financing activities	(288,568)	(280,260)
Net decrease in cash and cash equivalents	(5,777,698)	(1,457,475)
Cash and cash equivalents, beginning of period	8,976,998	11,958,228
Cash and cash equivalents, end of period	$3,199,300	$10,500,753

Net cash provided by operating activities was $6,098,000 in Three Months 2024 as compared to $3,367,000 used in operating activities in Three Months 2023. The $9,645,000 increase in cash flows provided by operating activities in Three Months 2024 as compared to Three Months 2023 was primarily the result of an increase in net income from net loss (adjusted for non-cash items) of $8,410,000 and in cash provided arising from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash used by investing activities was $11,587,000 in Three Months 2024 compared to $2,190,000 provided by investing activities in Three Months 2023 resulting in a $13,777,000 increase in net cash used by investing activities. In Three Months 2024, we had net cash provided by our investment portfolio of $34,579,000, compared to $13,630,000 used in Three Months 2023.

Net cash used in financing activities was $289,000 in Three Months 2024 compared to $280,000 used in Three Months 2023. Net cash used in financing activities are primarily principal payments on equipment financing debt in connection with KICO’s sale-leaseback transaction.

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

We entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2023. Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the Underlying XOL Treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2024/2025 Treaty		2023/2024 Treaty		2021/2023 Treaty
	July 1,	January 1,	July 1,	January 1,	July 1,	December 31,
	2024	2024	2023	2023	2022	2021
	to	to	to	to	to	to
	January 1,	June 30,	January 1,	June 30,	January 1,	June 30,
Line of Business	2025	2024	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability

Quota share treaty:
Percent ceded (7)	27%	27%	30%	30%	30%	30%
Risk retained on intial $1,000,000 of losses (5) (6) (7)	$730,000	$730,000	$700,000	$700,000	$700,000	$700,000

Losses per occurrence subject to quota share reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023

Excess of loss coverage and facultative facility coverage (1) (5) (6)	$400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000

Total reinsurance coverage per occurrence (5) (6)	$470,000	$8,470,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000

Losses per occurrence subject to reinsurance coverage (6)	$1,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(6)	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000

Risk retained per catastrophe occurrence (7) (8)	(6)	$9,500,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000

Catastrophe loss coverage in excess of quota share coverage (2)	(6)	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium protection (3) (4)	(6)	Yes	Yes	Yes	Yes	Yes

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
(4)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.

(5)

For the period January 1, 2022 through January 1, 2025, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty.

(6)

Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30, 2024, with none of these coverages to be in effect during the period from July 1 2024 through January 1, 2025. If and when these treaties are renewed on July 1, 2024, the excess of loss and facultative facility, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2024 through January 1, 2025 is currently only covered under the 2024/2025 Treaty and underlying excess of loss reinsurance treaty. The 2024/2025 Treaty and underlying excess of loss reinsurance treaty will expire on January 1, 2025.

(7)

For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event.

(8)	Plus losses in excess of catastrophe coverage.

	Treaty Year
	July 1, 2023	July 1, 2022
	to	to
Line of Business	June 30, 2024	June 30, 2023

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2024	June 30, 2023

Commercial Lines (1)

(1)	Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.

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

While the rate of inflation has moderated in 2024, Three Months 2024 still include the continuing effects of prior years’ economic inflation, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities in Three Months 2024, which lowered our stockholders’ equity. For Three Months 2024, the continuing effects of prior economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Outlook

Our net premiums earned may be impacted by a number of factors. Net premiums earned are a function of net written premium volume. Net written premiums comprise both renewal business and new business and are recognized as earned premium over the term of the underlying policies. Net written premiums from both renewal and new business are impacted by competitive market conditions as well as general economic conditions. We have made underwriting changes to emphasize profitability over growth and have culled out the type of risks that do not generate an acceptable level of return. This action has led, and may continue to lead, to a slowdown in premium growth compared to the higher growth we had seen in prior years, particularly in new business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Annual Report filed with the SEC, and Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company’s periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2023 Annual Report.

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

KINGSTONE COMPANIES, INC.

Dated: May 15, 2024	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer

Dated: May 15, 2024	By:	/s/ Jennifer Gravelle
Jennifer Gravelle
Chief Financial Officer

