Form 10-Q
period 2024-06-30
KINGSTONE COMPANIES, INC.
filed 2024-08-14
CIK 33992

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2024, there were 11,064,723 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at June 30, 2024 (Unaudited) and December 31, 2023	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and six months ended June 30, 2024 (Unaudited) and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and six months ended June 30, 2024 (Unaudited) and 2023 (Unaudited)	6-7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 (Unaudited) and 2023 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	46
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	85
Item 4 —	Controls and Procedures	85

PART II — OTHER INFORMATION		87
Item 1 —	Legal Proceedings	87
Item 1A —	Risk Factors	87
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3 —	Defaults Upon Senior Securities	87
Item 4 —	Mine Safety Disclosures	87
Item 5 —	Other Information	87
Item 6 —	Exhibits	88
	Signatures	89

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,965,254 at June 30, 2024 and $6,106,148 at December 31, 2023)	$7,049,978	$7,052,541
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $176,930,446 at June 30, 2024 and $164,460,942 at December 31, 2023)	160,947,267	148,920,797
Equity securities, at fair value (cost of $14,029,806 at June 30, 2024 and $17,986,783 at December 31, 2023)	11,428,238	14,762,340
Other investments	4,192,837	3,897,150
Total investments	183,618,320	174,632,828
Cash and cash equivalents	12,170,993	8,976,998
Premiums receivable, net	15,176,140	13,604,808
Reinsurance receivables, net	66,315,422	75,593,912
Deferred policy acquisition costs	19,574,764	19,802,564
Intangible assets	500,000	500,000
Property and equipment, net	9,217,729	9,395,697
Deferred income taxes, net	9,061,591	10,551,819
Other assets	4,142,798	4,574,584
Total assets	$319,777,757	$317,633,210

Liabilities
Loss and loss adjustment expense reserves	$116,577,490	$121,817,862
Unearned premiums	107,434,679	105,621,538
Advance premiums	4,955,431	3,797,590
Reinsurance balances payable	10,481,596	12,837,140
Deferred ceding commission revenue	9,277,082	9,460,865
Accounts payable, accrued expenses and other liabilities	4,979,841	4,350,546
Debt, net	25,268,864	25,243,530
Total liabilities	278,974,983	283,129,071

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 12,536,129 shares at June 30, 2024 and 12,248,313 shares at December 31, 2023; outstanding 11,064,723 shares at June 30, 2024 and 10,776,907 shares at December 31, 2023	125,361	122,483
Capital in excess of par	76,042,147	75,338,010
Accumulated other comprehensive loss	(12,624,559)	(12,274,563)
Accumulated deficit	(17,172,694)	(23,114,310)
Stockholders' Equity before treasury stock	46,370,255	40,071,620
Treasury stock, at cost, 1,471,406 shares at June 30, 2024 and December 31, 2023	(5,567,481)	(5,567,481)
Total stockholders' equity	40,802,774	34,504,139

Total liabilities and stockholders' equity	$319,777,757	$317,633,210

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Net premiums earned	$30,303,612	$29,508,196	$59,123,514	$57,763,149
Ceding commission revenue	4,561,961	5,412,210	9,129,072	10,857,617
Net investment income	1,764,596	1,451,356	3,267,456	2,992,848
Net (losses) gains on investments	(233,606)	197,142	492,785	1,422,013
Other income	105,552	151,084	254,465	312,124
Total revenues	36,502,115	36,719,988	72,267,292	73,347,751

Expenses
Loss and loss adjustment expenses	14,238,308	19,580,702	32,097,895	44,620,112
Commission expense	8,232,480	8,471,182	16,084,292	17,010,944
Other underwriting expenses	5,900,525	6,683,638	11,781,130	13,555,257
Other operating expenses	800,966	763,414	1,579,048	1,426,048
Depreciation and amortization	619,934	778,502	1,216,447	1,586,632
Interest expense	989,723	1,005,974	1,983,598	2,015,865
Total expenses	30,781,936	37,283,412	64,742,410	80,214,858

Income (loss) from operations before taxes	5,720,179	(563,424)	7,524,882	(6,867,107)
Income tax expense (benefit)	1,205,242	(41,407)	1,583,266	(1,290,380)
Net income (loss)	4,514,937	(522,017)	5,941,616	(5,576,727)

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses) on available-for-sale-securities	109,784	(1,132,528)	(450,563)	1,334,898

Reclassification adjustment for net realized losses included in net income (loss)	4,662	10,381	7,529	13,020
Net change in unrealized gains (losses), on available-for-sale-securities	114,446	(1,122,147)	(443,034)	1,347,918
Income tax (expense) benefit related to items of other comprehensive income (loss)	(24,034)	235,651	93,038	(283,062)
Other comprehensive income (loss), net of tax	90,412	(886,496)	(349,996)	1,064,856

Comprehensive income (loss)	$4,605,349	$(1,408,513)	$5,591,620	$(4,511,871)

Earnings (loss) per common share:
Basic	$0.41	$(0.05)	$0.54	$(0.52)
Diluted	$0.37	$(0.05)	$0.50	$(0.52)

Weighted average common shares outstanding
Basic	11,019,347	10,755,848	11,009,442	10,753,974
Diluted	12,110,946	10,755,848	11,987,976	10,753,974

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2024 and 2023

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, April 1, 2023	-	$-	12,231,965	$122,320	$74,734,915	$(14,007,076)	$(22,000,674)	1,471,406	$(5,567,481)	$33,282,004
Stock-based compensation	-	-	-	-	212,288	-	-	-	-	212,288
Vesting of restricted stock awards	-	-	(3,974)	(41)	41	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(429)	(4)	(559)	-	-	-	-	(563)
Net loss	-	-	-	-	-	-	(522,017)	-	-	(522,017)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(886,496)	-	-	-	(886,496)
Balance, June 30, 2023	-	$-	12,227,562	$122,275	$74,946,685	$(14,893,572)	$(22,522,691)	1,471,406	$(5,567,481)	$32,085,216

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, April 1, 2024	-	$-	12,479,422	$124,794	$75,595,096	$(12,714,971)	$(21,687,631)	1,471,406	$(5,567,481)	$35,749,807
Stock-based compensation	-	-	-	-	281,416	-	-	-	-	281,416
Vesting of restricted stock awards	-	-	1,026	10	(10)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(428)	(4)	(1,984)	-	-	-	-	(1,988)
Issuance of common stock, net of offering costs of $103,385			56,109	561	167,629					168,190
Net income	-	-	-	-	-	-	4,514,937	-	-	4,514,937
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	90,412	-	-	-	90,412
Balance, June 30, 2024	-	$-	12,536,129	$125,361	$76,042,147	$(12,624,559)	$(17,172,694)	1,471,406	$(5,567,481)	$40,802,774

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2024 and 2023

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, January 1, 2023	-	$-	12,171,512	$121,715	$74,519,590	$(15,958,428)	$(16,945,964)	1,471,406	$(5,567,481)	$36,169,432
Stock-based compensation	-	-	-	-	429,055	-	-	-	-	429,055
Vesting of restricted stock awards	-	-	56,977	569	(569)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(927)	(9)	(1,391)	-	-	-	-	(1,400)
Net loss	-	-	-	-	-	-	(5,576,727)	-	-	(5,576,727)
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	1,064,856	-	-	-	1,064,856
Balance, June 30, 2023	-	$-	12,227,562	$122,275	$74,946,685	$(14,893,572)	$(22,522,691)	1,471,406	$(5,567,481)	$32,085,216

						Accumulated
					Capital	Other
	Preferred Stock		Common Stock		in Excess	Comprehensive	Accumulated	Treasury Stock
	Shares	Amount	Shares	Amount	of Par	Loss	Deficit	Shares	Amount	Total
Balance, January 1, 2024	-	$-	12,248,313	$122,483	$75,338,010	$(12,274,563)	$(23,114,310)	1,471,406	$(5,567,481)	$34,504,139
Stock-based compensation	-	-	-	-	547,205	-	-	-	-	547,205
Vesting of restricted stock awards	-	-	234,653	2,346	(2,346)	-	-	-	-	-
Shares deducted from restricted stock
awards for payment of withholding taxes	-	-	(2,946)	(29)	(8,351)	-	-	-	-	(8,380)
Issuance of common stock, net of offering costs of $103,385			56,109	561	167,629					168,190
Net income	-	-	-	-	-	-	5,941,616	-	-	5,941,616
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(349,996)	-	-	-	(349,996)
Balance, June 30, 2024	-	$-	12,536,129	$125,361	$76,042,147	$(12,624,559)	$(17,172,694)	1,471,406	$(5,567,481)	$40,802,774

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six Months ended June 30,	2024	2023

Cash flows from operating activities:
Net income (loss)	$5,941,616	$(5,576,727)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Net realized losses on investments	425,776	13,020
Net unrealized gains on equity investments	(622,874)	(657,145)
Net unrealized gains on other investments	(295,687)	(777,888)
Depreciation and amortization	1,216,447	1,586,632
Credit losses	53,865	38,400
Accretion of bond discount, net	(362,020)	(51,548)
Amortization of discount and issuance costs on debt	593,838	593,839
Stock-based compensation	547,205	429,055
Deferred income tax expense (benefit)	1,583,266	(1,283,823)
Decrease (increase) in operating assets:
Premiums receivable, net	(1,625,197)	1,269,270
Reinsurance receivables, net	9,278,490	(10,114,427)
Deferred policy acquisition costs	227,800	2,379,295
Other assets	431,785	91,182
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	(5,240,372)	(777,903)
Unearned premiums	1,813,141	(5,577,882)
Advance premiums	1,157,841	3,672,153
Reinsurance balances payable	(2,355,544)	622,629
Deferred ceding commission revenue	(183,783)	(929,409)
Accounts payable, accrued expenses and other liabilities	629,295	(1,958,718)
Net cash flows provided by (used in) operating activities	13,214,888	(17,009,995)

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(80,234,996)	(13,167,937)
Redemption - fixed-maturity securities held-to-maturity	-	500,000
Sale and maturity - fixed-maturity securities available-for-sale	68,122,546	31,375,538
Sale - equity securities	3,538,730	81,054
Acquisition of property and equipment	(1,038,479)	(898,528)
Net cash flows (used in) provided by investing activities	(9,612,199)	17,890,127

Cash flows from financing activities:
Principal payments on equipment financing	(568,504)	(536,237)
Issue costs on 2022 Notes	-	(14,299)
Net proceeds from issuance of common stock	168,190	-
Withholding taxes paid on vested restricted stock awards	(8,380)	(1,400)
Net cash flows used in financing activities	(408,694)	(551,936)

Increase in cash and cash equivalents	$3,193,995	$328,196
Cash and cash equivalents, beginning of period	8,976,998	11,958,228
Cash and cash equivalents, end of period	$12,170,993	$12,286,424

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,389,759	$1,730,905

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive (loss) income, net of tax	$(349,996)	$1,064,856

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business and Basis of Presentation

Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively. KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York.  KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended June 30, 2024 and 2023, 95.9% and 88.6%, respectively, of KICO’s direct written premiums came from the New York policies. For the six months ended June 30, 2024 and 2023, 95.2% and 87.8%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months and six months ended June 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024.

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

Management’s Plan Related to Going Concern

In order to continue as a going concern, the Company will need to obtain financing and/or other funds to satisfy its debt obligation on December 30, 2024. Management plans to refinance the 2022 Notes with a new issue of equity securities and/or debt securities that would result in net proceeds in an amount sufficient to satisfy the amounts due under the 2022 Notes.  In connection therewith, the Company may utilize investment bankers to serve as underwriters or placement agents for proposed offerings by the Company of its securities (including debt, common and/or preferred securities). The Company, subject to regulatory approval, may receive distributions paid to it by KICO, its insurance subsidiary, that could be utilized to repay a portion of the 2022 Notes. Further, the Company may also use available invested assets and cash to repay a portion of the 2022 Notes.  As of June 30, 2024, invested assets and cash of the Holding Company available for such purpose was approximately $2,716,000.

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

Note 3 - Investments

Fixed-Maturity Securities

The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit losses has not been recorded, as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$40,731,889	$561	$-	$(17,340)	$40,715,110	$(16,779)

Political subdivisions of States, Territories and Possessions	16,592,419	-	-	(3,337,986)	13,254,433	(3,337,986)

Corporate and other bonds Industrial and miscellaneous	72,098,163	-	-	(5,850,585)	66,247,578	(5,850,585)

Residential mortgage and other asset backed securities (2)	47,507,975	104,759	(1,377)	(6,881,211)	40,730,146	(6,777,829)
Total fixed-maturity securities	$176,930,446	$105,320	$(1,377)	$(16,087,122)	$160,947,267	$(15,983,179)

	December 31, 2023
	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	$(15,574)

Political subdivisions of States, Territories and Possessions	16,607,713	-	-	(3,209,161)	13,398,552	(3,209,161)

Corporate and other bonds Industrial and miscellaneous	75,993,042	-	-	(5,885,296)	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	(6,430,114)
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	$(15,540,145)

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale-leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of June 30, 2024 and December 31, 2023, the amount of required collateral was approximately $6,153,000 and $6,999,000, respectively. As of June 30, 2024 and December 31, 2023, the estimated fair value of the U.S. Treasury securities used as eligible collateral was approximately $11,934,000 and $11,960,000, respectively.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2024 and December 31, 2023, the estimated fair value of the eligible investments was approximately $10,626,000 and $11,412,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2024 and December 31, 2023 there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2024 and December 31, 2023 is shown below:

	June 30, 2024		December 31, 2023
	Cost or		Cost or
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$57,752,939	$57,539,787	$34,729,120	$34,461,172
One to five years	29,943,749	28,178,864	31,803,338	30,416,618
Five to ten years	28,878,164	24,529,918	31,596,410	27,330,377
More than 10 years	12,847,619	9,968,552	15,426,651	12,237,321
Residential mortgage and other asset backed securities	47,507,975	40,730,146	50,905,423	44,475,309
Total	$176,930,446	$160,947,267	$164,460,942	$148,920,797

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

There was no allowance for credit losses on fixed-maturity securities as of June 30, 2024 and December 31, 2023, respectively.

Equity Securities

The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,225,270)	$7,525,052
Fixed income exchange traded funds	3,711,232	-	(775,432)	2,935,800
Mutual funds	502,252	399,134	-	901,386
FHLBNY common stock	66,000	-	-	66,000
Total	$14,029,806	$399,134	$(3,000,702)	$11,428,238

	December 31, 2023
		Gross	Gross
		Unrealized	Unrealized	Estimated
Category	Cost	Gains	Losses	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000
Mutual funds	622,209	314,816	-	937,025
FHLBNY common stock	69,400	-	-	69,400
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340

Other Investments

The cost and estimated fair value of, and gross gains on, the Company’s other investments as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024			December 31, 2023
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,205,797	$4,192,837	$1,987,040	$1,910,110	$3,897,150

Held-to-Maturity Securities

The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024

	Cost or	Gross	Gross Unrealized Losses		Estimated	Net
	Amortized	Unrealized	Less than 12	More than 12	Fair	Unrealized
Category	Cost	Gains	Months	Months	Value	Losses

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,013	$-	$(23,884)	$(22,880)	$1,182,249	$(46,764)

Political subdivisions of States,
Territories and Possessions	499,443	-	(2,788)	-	496,655	(2,788)

Exchange traded debt	304,111	-	-	(66,361)	237,750	(66,361)

Corporate and other bonds
Industrial and miscellaneous	5,017,411	-	-	(968,811)	4,048,600	(968,811)
Total	$7,049,978	$-	$(26,672)	$(1,058,052)	$5,965,254	$(1,084,724)

	December 31, 2023
						Net
	Cost or	Gross	Gross Unrealized Losses		Estimated	Unrealized
	Amortized	Unrealized	Less than 12	More than 12	Fair	Gains/
Category	Cost	Gains	Months	Months	Value	(Losses)

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	$(10,032)

Political subdivisions of States,
Territories and Possessions	499,170	890	-	-	500,060	890

Exchange traded debt	304,111	-	-	(70,111)	234,000	(70,111)

Corporate and other bonds
Industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	(867,140)
Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	$(946,393)

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2024 and December 31, 2023 is shown below:

	June 30, 2024		December 31, 2023
	Cost or		Cost or
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	1,121,688	1,087,962	1,121,288	1,097,101
Five to ten years	1,421,173	1,287,630	1,414,911	1,270,770
More than 10 years	4,507,117	3,589,662	4,516,342	3,738,277
Total	$7,049,978	$5,965,254	$7,052,541	$6,106,148

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of June 30, 2024 and December 31, 2023, respectively.

Investment Income

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Income:
Fixed-maturity securities	$1,156,591	$1,319,511	$2,339,220	$2,737,220
Equity securities	145,469	176,893	322,638	353,770
Cash and cash equivalents	492,054	39,394	688,191	72,252
Other	39,227	-	39,227	-
Total	1,833,341	1,535,798	3,389,276	3,163,242
Expenses:
Investment expenses	68,745	84,442	121,820	170,394
Net investment income	$1,764,596	$1,451,356	$3,267,456	$2,992,848

There were no redemptions of fixed-maturity securities held-to-maturity for the six months ended June 30, 2024 and 2023.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $68,122,546 and $31,375,538 for the six months ended June 30, 2024 and 2023, respectively.

Proceeds from the sale of equity securities were $3,538,730 and $81,054 for the six months ended June 30, 2024 and 2023, respectively.

The Company’s net gains on investments are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Realized Losses

Fixed-maturity securities:
Gross realized gains	$721	$526	$805	$944
Gross realized losses	(5,383)	(10,907)	(8,334)	(13,964)
	(4,662)	(10,381)	(7,529)	(13,020)

Equity securities:
Gross realized gains	-	-	5,120	-
Gross realized losses	(328,757)	-	(423,367)	-
	(328,757)	-	(418,247)	-

Net realized losses	(333,419)	(10,381)	(425,776)	(13,020)

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	-	622,874	657,145
Gross losses	(18,848)	(206,568)	-	-
	(18,848)	(206,568)	622,874	657,145

Other Investments:
Gross gains	118,661	414,091	295,687	777,888
Gross losses	-	-	-	-
	118,661	414,091	295,687	777,888

Net unrealized gains	99,813	207,523	918,561	1,435,033

Net (losses) gains on investments	$(233,606)	$197,142	$492,785	$1,422,013

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

The Company did not identify any available-for-sale securities as of June 30, 2024 which presented a risk of loss due to credit deterioration of the security.

As of June 30, 2024 and December 31, 2023, there were 138 and 140 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the six months ended June 30, 2024 and 2023. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2024 as follows:

	June 30, 2024
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Available-for-Sale Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$5,979,360	(17,340)	1	$5,979,360	$(17,340)

Political subdivisions of States, Territories and Possessions	-	-	-	13,169,433	(3,337,986)	12	13,169,433	(3,337,986)

Corporate and other bonds industrial and miscellaneous	-	-	-	66,247,579	(5,850,585)	80	66,247,579	(5,850,585)

Residential mortgage and other asset backed securities	114,017	(1,377)	6	37,025,197	(6,881,211)	39	37,139,214	(6,882,588)

Total fixed-maturity securities	$114,017	$(1,377)	6	$122,421,569	$(16,087,122)	132	$122,535,586	$(16,088,499)

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

Note 4 - Fair Value Measurements

The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2024
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$40,715,110	$-	$-	$40,715,110

Political subdivisions of States, Territories and Possessions	-	13,254,433	-	13,254,433

Corporate and other bonds industrial and miscellaneous	66,247,578	-	-	66,247,578

Residential mortgage and other asset backed securities	-	40,730,146	-	40,730,146
Total fixed maturities	106,962,688	53,984,579	-	160,947,267
Equity securities	11,428,238	-	-	11,428,238
Total investments, at fair value	$118,390,926	$53,984,579	$-	$172,375,505

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,939,190	$-	$-	$20,939,190

Political subdivisions of States, Territories and Possessions	-	13,398,552	-	13,398,552

Corporate and other bonds industrial and miscellaneous	70,107,746	-	-	70,107,746

Residential mortgage and other asset backed securities	-	44,475,309	-	44,475,309
Total fixed maturities	91,046,936	57,873,861	-	148,920,797
Equity securities	14,762,340	-	-	14,762,340
Total investments, at fair value	$105,809,276	$57,873,861	$-	$163,683,137

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of June 30, 2024 and December 31, 2023. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2024	December 31, 2023

Other Investments
Hedge fund	$4,192,837	$3,897,150

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

The estimated fair value and the level of the fair value hierarchy of the Company’s 2022 Notes as of June 30, 2024 and December 31, 2023 not measured at fair value is as follows:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$18,850,978	$-	$18,850,978

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt

Senior Notes due 2024	$-	$17,812,500	$-	$17,812,500

Note 5 - Fair Value of Financial Instruments and Real Estate

The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to- maturity, Level 1	$7,049,978	$5,965,254	$7,052,541	$6,106,148
Fixed-maturity securities available-for-sale, Level 1	$106,962,688	$106,962,688	$91,046,936	$91,046,936
Fixed-maturity securities available-for-sale, Level 2	$53,984,579	$53,984,579	$57,873,861	$57,873,861
Cash and cash equivalents, Level 1	$12,170,993	$12,170,993	$8,976,998	$8,976,998
Premiums receivable, net, Level 1	$15,176,140	$15,176,140	$13,604,808	$13,604,808
Reinsurance receivables, net, Level 3	$66,315,422	$66,315,422	$75,593,912	$75,593,912
Real estate, net of accumulated depreciation, Level 3	$1,960,106	$3,540,000	$1,992,529	$3,540,000
Reinsurance balances payable, Level 3	$10,481,596	$10,481,596	$12,837,140	$12,837,140

Note 6 – Property and Casualty Insurance Activity

Premiums Earned

Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2024
Premiums written	$102,819,939	$-	$(23,299,863)	$79,520,076
Change in unearned premiums	(1,813,141)	-	(18,583,421)	(20,396,562)
Premiums earned	$101,006,798	$-	$(41,883,284)	$59,123,514

Six months ended June 30, 2023
Premiums written	$95,244,390	$-	$(27,646,623)	$67,597,767
Change in unearned premiums	5,577,883	-	(15,412,501)	(9,834,618)
Premiums earned	$100,822,273	$-	$(43,059,124)	$57,763,149

Three months ended June 30, 2024
Premiums written	$53,495,323	$-	$(12,070,646)	$41,424,677
Change in unearned premiums	(2,484,903)	-	(8,636,162)	(11,121,065)
Premiums earned	$51,010,420	$-	$(20,706,808)	$30,303,612

Three months ended June 30, 2023
Premiums written	$47,646,944	$-	$(11,541,070)	$36,105,874
Change in unearned premiums	3,244,999	-	(9,842,677)	(6,597,678)
Premiums earned	$50,891,943	$-	$(21,383,747)	$29,508,196

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2024 and December 31, 2023 was $4,955,431 and $3,797,590, respectively.

Loss and Loss Adjustment Expense Reserves

The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Six months ended
	June 30, 2024
	2024	2023

Balance at beginning of period	$121,817,862	$118,339,513
Less reinsurance recoverables	(33,288,650)	(27,659,500)
Net balance, beginning of period	88,529,212	90,680,013

Incurred related to:
Current year	33,094,050	44,639,365
Prior years	(996,155)	(19,253)
Total incurred	32,097,895	44,620,112

Paid related to:
Current year	14,180,114	22,840,144
Prior years	18,883,752	25,346,289
Total paid	33,063,866	48,186,433

Net balance at end of period	87,563,241	87,113,692
Add reinsurance recoverables	29,014,249	30,447,918
Balance at end of period	$116,577,490	$117,561,610

Incurred losses and LAE are presented net of reinsurance recoveries under reinsurance contracts of $9,820,083 and $23,510,756 for the six months ended June 30, 2024 and 2023, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2024 and 2023 was $996,155 favorable and $19,253 favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.

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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of June 30, 2021 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR).  In certain rare circumstances states have retroactively revised a statute of limitations.  The Company is not aware of any such effort that would have a material impact on the Company’s results.

The following is information about incurred and paid claims development as of June 30, 2024, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2024 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2015 to December 31, 2023 is presented as supplementary unaudited information.

All Lines of Business

(in thousands, except reported claims data)

											As of
	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										June 30, 2024
	For the Years Ended December 31,									Six Months Ended June 30,		Cumulative Number of Reported Claims by Accident
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	IBNR	Year
	(Unaudited 2015 - 2023)									(Unaudited)

2015	$22,340	$21,994	$22,148	$22,491	$23,386	$23,291	$23,528	$23,533	$23,428	$23,523	$285	2,559
2016		26,062	24,941	24,789	27,887	27,966	27,417	27,352	27,271	27,328	157	2,882
2017			31,605	32,169	35,304	36,160	36,532	36,502	36,819	37,012	308	3,401
2018				54,455	56,351	58,441	59,404	61,237	61,145	61,358	637	4,237
2019					75,092	72,368	71,544	71,964	73,310	73,740	1,320	4,506
2020						63,083	62,833	63,217	63,562	63,659	1,060	5,892
2021							96,425	96,673	96,134	96,683	3,023	5,824
2022								79,835	78,759	79,099	5,263	4,700
2023									78,978	75,352	13,484	4,052
2024										30,054	9,649	1,635
									Total	$567,809

All Lines of Business

(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,									Six Months Ended June 30,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited 2015 - 2023)									(Unaudited)

2015	$12,295	$16,181	$18,266	$19,984	$21,067	$22,104	$22,318	$22,473	$22,519	$22,528
2016		15,364	19,001	21,106	23,974	25,234	25,750	26,382	26,854	26,805
2017			16,704	24,820	28,693	31,393	32,529	33,522	34,683	34,938
2018				32,383	44,516	50,553	52,025	54,424	56,199	56,527
2019					40,933	54,897	58,055	60,374	63,932	65,532
2020						39,045	50,719	53,432	56,523	58,759
2021							56,282	77,756	82,317	84,723
2022								45,856	65,732	67,446
2023									46,280	55,579
2024										12,543
									Total	$485,382

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$82,427
All outstanding liabilities before 2015, net of reinsurance										1,006
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$83,434

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

As of
(in thousands)	June 30, 2024
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$83,434
Total reinsurance recoverable on unpaid losses	29,014
Unallocated loss adjustment expenses	4,130
Total gross liability for loss and LAE reserves	$116,577

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

The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2024 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2024. Effective January 1, 2022, the Company entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		2024/2025 Treaty		2023/2024 Treaty		2021/2023 Treaty
	January 2, 2025	July 1, 2024	January 1, 2024	July 1, 2023	January 1, 2023	July 1, 2022	December 31, 2021
	to	to	to	to	to	to	to
Line of Business	June 30, 2025	January 1, 2025	June 30, 2024	January 1, 2024	June 30, 2023	January 1, 2023	June 30, 2022

Personal Lines:
Homeowners, dwelling fire
and canine legal liability
Quota share treaty:
Percent ceded (7)	(6)	27%	27%	30%	30%	30%	30%
Risk retained on initial
$1,000,000 of losses (5) (6) (7)	$1,000,000	$730,000	$730,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence
subject to quota share
reinsurance coverage	(6)	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(6)	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and
facultative facility
coverage (1) (5) (6)	$8,000,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (5) (6)	$8,000,000	$8,470,000	$8,470,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence
subject to reinsurance
coverage (6)	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date (6)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (6)	(6)	$5,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (6) (7) (8)	5,000,000	4,750,000	$9,500,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (6)	$275,000,000	$275,000,000	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium
protection (3) (4)	Yes	Yes	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2025.

(2)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(3)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.

(4)

For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $10,500,000 of catastrophe coverage in excess of $10,000,000.

(5)

For the period January 1, 2022 through January 1, 2025, Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. After the expiration of the Underlying XOL Treaty and 2024/2025 Treaty on January 1, 2025, retention will be $1,000,000.

(6)

Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance will expire on January 1, 2025, with none of these coverages to be in effect during the period from January 2, 2025 through June 30, 2025. Reinsurance coverage in effect from January 2, 2025 through June 30, 2025 is only for excess of loss and catastrophe reinsurance treaties.

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

Ceding Commission Revenue

The Company earned ceding commission revenue under the 2024/2025 Treaty for the six months ended June 30, 2024, and under the 2023/2024 Treaty for the six months ended June 30, 2023, based on a fixed provisional commission rate at which provisional ceding commissions are earned. The Company earned ceding commission revenue under its quota share reinsurance agreements that expired prior to the 2021/2023 Treaty based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) under certain of the quota share reinsurance agreements, a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.

Ceding commission revenue consists of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Provisional ceding commissions earned	$4,561,998	$5,294,025	$9,117,238	$10,740,833
Contingent ceding commissions earned	(37)	118,185	11,834	116,784
	$4,561,961	$5,412,210	$9,129,072	$10,857,617

Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of June 30, 2024 and December 31, 2023, net contingent ceding commissions payable to reinsurers under all treaties was approximately $723,000 and $3,302,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.

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

Note 7 – Debt

Federal Home Loan Bank

In July 2017, KICO became a member of, and invested in, the FHLBNY.  KICO is required to maintain an investment in the capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost.  At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At June 30, 2024 and December 31, 2023, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized.  Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of June 30, 2024 and December 31, 2023 was approximately $12,692,000 and $12,813,000, respectively. Available collateral as of June 30, 2024 and December 31, 2023 was approximately $10,626,000 and $11,412,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the six months ended June 30, 2024 and 2023.

Debt

Debt as of June 30, 2024 and December 31, 2023 consists of the following:

	June 30,	December 31,
	2024	2023

2022 Notes, net	$19,020,085	$18,426,247
Equipment financing	6,248,779	6,817,283
Balance at end of period	$25,268,864	$25,243,530

Note and Warrant Exchange Agreement

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

2022 Notes

As discussed above, on December 15, 2022, the Company issued the 2022 Notes in the aggregate principal amount of $19,950,000 pursuant to the Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year, which commenced on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,200 (see Note 8 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. The balance of the 2022 Notes as of June 30, 2024 and December 31, 2023 is as follows:

	June 30,	December 31,
	2024	2023

12.0% Senior Unsecured Notes	$19,950,000	$19,950,000
Warrants	(489,842)	(653,123)
Issuance costs	(440,073)	(870,630)
2022 Notes, net	$19,020,085	$18,426,247

The Exchange Agreement provided for a mandatory redemption of the 2022 Notes on December 30, 2023, in an amount such that the aggregate principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest thereon was to be equal to the amount by which the maximum Ordinary Dividend Paying Capacity of KICO (as defined below) measured as of December 15, 2023 exceeded the Company’s Holding Company Expenses (as defined below) for the calendar year ended December 31, 2023. “Ordinary Dividend Paying Capacity” means the sum, as measured on December 15, 2023, of (i) the maximum allowable amount of dividends that KICO is permitted to pay without seeking any regulatory approval in accordance with New York insurance regulations based on its statutory annual and quarterly financial statements filed with the National Association of Insurance Commissioners as of and for the thirty-six (36) month period ended September 30, 2023 plus (ii) any dividends paid by KICO to the Company during the period beginning January 1, 2023 and ending September 30, 2023. “Holding Company Expenses” means the sum of (i) cash interest expense paid during the calendar year ended December 31, 2023 on the 2022 Notes, intercompany loans and any other indebtedness of the Holding Company on a stand-alone basis and (ii) other cash operating expenses, including taxes, paid by the Holding Company during the calendar year ended December 31, 2023. The amount of other operating expenses paid in cash in the preceding clause (ii) shall not exceed $2.5 million. Holding Company Expenses was determined based on the actual Holding Company Expenses for the nine months ended September 30, 2023, and an estimate of Holding Company Expenses for the three months ended December 30, 2023. The Ordinary Dividend Paying Capacity of KICO as defined above as of December 31, 2023 was zero and, accordingly, the Company was not required to make a mandatory redemption of the 2022 Notes on December 30, 2023.

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

The 2022 Notes are redeemable, at the Company’s option, in whole or in part, at any time or in part from time to time, on and after December 30, 2022, upon not less than fifteen (15) and not more than sixty (60) days’ notice, at the following redemption prices (“Redemption Prices” ) (expressed as percentages of the principal amount thereof) if redeemed during the respective period set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Period:	Percentage

December 30, 2022 to December 29, 2023	102.00%
December 30, 2023 to September 29, 2024	101.00%
September 30, 2024 to December 29, 2024	100.00%

Management plans to refinance the 2022 Notes with a new issue of equity securities and/or debt securities in an amount sufficient to satisfy the amounts due under the 2022 Notes. In connection therewith, the Company may utilize investment bankers to serve as underwriters or placement agents for proposed offerings by the Company of its securities (including debt, common and/or preferred securities).   The Company, subject to regulatory approval, may receive distributions paid to it by KICO, its insurance subsidiary, that could be utilized to repay a portion of the 2022 Notes. Further, the Company may also use available invested assets and cash to repay a portion of the 2022 Notes.  As of June 30, 2024, invested assets and cash of the Holding Company available for such purpose was approximately $2,716,000.

As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company is subject to a leverage maintenance test (“Leverage Maintenance Test”), which requires that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of June 30, 2024 and December 31, 2023, the ratio as defined under the Leverage Maintenance Test was 27.2% and 29.9%, respectively. “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term debt of the Company except for the sale- leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale-leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s consolidated balance sheet.

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

A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of June 30, 2024 and December 31, 2023, the amount of required collateral was approximately $6,153,000 and $6,999,000, respectively. As of June 30, 2024, the fair value of KICO’s pledged collateral was approximately $12,581,000, consisting of approximately $11,934,000 in United States Treasury securities and the remaining balance of $647,000 in cash. As of December 31, 2023, the fair value of KICO’s pledged collateral was approximately $11,960,000 in United States Treasury securities.

Future contractual payment obligations under the Financing as of June 30, 2024 are as follows:

For the Years Ending December 31,	Total
Remainder of 2024	$585,358
2025	1,223,293
2026	1,296,901
2027	1,119,021
4,224,573
2027 purchase price	2,024,206
Total	$6,248,779

Note 8 – Stockholders’ Equity

Dividends Declared and Paid

On November 11, 2022, the Company’s Board of Directors determined to suspend regular quarterly dividends. Future dividend policy will be subject to the discretion of the Company’s Board of Directors.

2014 Equity Participation Plan

Effective August 12, 2014, the Company adopted the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses.  Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan. On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,400,000. On August 9, 2023, the Company’s stockholders approved an amendment to the 2014 Plan to increase the maximum number of shares of Common Stock of the Company that are authorized to be issued pursuant to the 2014 Plan to 1,900,000. The 2014 Plan terminated on August 12, 2024 and no further awards may be granted under the 2014 Plan after such date.

As of June 30, 2024, there were 128,037 shares reserved for grants under the 2014 Plan.

2024 Equity Participation Plan

Effective August 7, 2024, the Company’s stockholders approved the Company’s 2024 Equity Participation Plan (see Note 13 - Subsequent Events)

Stock Options

The results of operations for the three months ended June 30, 2024 and 2023 include stock-based compensation expense for stock options totaling approximately $53,000 and $-0-, respectively. The results of operations for the three and six months ended June 30, 2024 and 2023 include stock-based compensation expense for stock options totaling approximately $106,000 and $-0-, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense related to stock options for the six months ended June 30, 2024 is net of estimated forfeitures of approximately 12%. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.

The weighted average estimated fair value of stock options granted during the six months ended June 30, 2024 was $1.24 per share.  No options were granted during the six months ended June 30, 2023.  The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The following weighted average assumptions were used for grants during the following periods:

	Six months ended
	June 30,
	2024	2023

Dividend Yield	0.00%	n/a
Volatility	74.72%	n/a
Risk-Free Interest Rate	4.17%	n/a
Expected Life	3.50 years	n/a

A summary of stock option activity under the Company’s 2014 Plan for the six months ended June 30, 2024 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2024	107,201	$8.31	0.94	$-

Granted	318,750	$2.25	4.63	$876,563
Exercised	-	$-	-	$-
Expired/Forfeited	(38,750)	$2.25	4.72	$73,913

Outstanding at June 30, 2024	387,201	$3.93	3.37	$770,000

Vested and Exercisable at June 30, 2024	107,201	$8.31	0.42	$-

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2024 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $5.00 closing price of the Company’s Common Stock on June 30, 2024. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

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

As of June 30, 2024, the estimated fair value of unamortized compensation cost related to 280,000 unvested stock option awards was approximately $192,000. Unamortized compensation cost as of June 30, 2024 is expected to be recognized over a remaining weighted-average vesting period of 2.52 years.

Restricted Stock Awards

A summary of the restricted Common Stock activity under the 2014 Plan for six months ended June 30, 2024 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2024	550,581	$3.82	$2,103,219

Granted	178,459	$2.33	$416,211
Vested	(234,653)	$1.86	$(436,455)
Forfeited	(1,900)	$4.80	$(9,120)

Balance at June 30, 2024	492,487	$4.21	$2,073,370

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended June 30, 2024 and 2023, stock-based compensation for these grants was approximately $228,000 and $212,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).  For the six months ended June 30, 2024 and 2023, stock-based compensation for these grants was approximately $441,000 and $429,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.

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

As of June 30, 2024, all warrants for the purchase of an aggregate of 969,525 shares of Common Stock were outstanding.

No warrants were granted during the six months ended June 30, 2024 and 2023.

Shelf Registration

On April 5, 2024, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, with regard to the registration of $50,000,000 of its equity and debt securities (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the SEC on April 22, 2024.  Pursuant to the requirements of Form S-3, the Company currently may sell pursuant to the Shelf Registration Statement, during any 12 month period, equity securities having an aggregate market value of no more than one-third of the aggregate market value of the shares of its Common Stock held by non-affiliates. Any offering made pursuant to the Shelf Registration Statement may only be made by means of a prospectus, including a prospectus supplement, forming a part of the effective Shelf Registration Statement, relating to the offering.

At-the-Market Offering

 In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company currently has the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended June 30, 2024, the Company sold 56,109 shares of its Common Stock at a weighted average price of $4.84 per share and raised $167,629 in net proceeds under the ATM program. As of June 30, 2024, the Company had remaining capacity to sell up to an additional $16,128,423 of Common Stock under the ATM program.

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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2024	2023

Deferred tax asset:
Net operating loss carryovers (1)	$3,183,385	$5,283,016
Claims reserve discount	1,191,193	1,204,334
Unearned premium	3,647,887	2,742,603
Deferred ceding commission revenue	1,948,187	1,986,782
Net unrealized losses on securities	3,119,422	3,357,463
Other	1,132,771	1,153,903
Total deferred tax assets	14,222,845	15,728,101

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,110,700	4,158,538
Intangibles	105,000	105,000
Depreciation and amortization	186,011	153,201
Total deferred tax liabilities	5,161,254	5,176,282

Net deferred income tax asset	$9,061,591	$10,551,819

(1)	The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

	June 30,	December 31,
Type of NOL	2024	2023	Expiration

Federal only, NOL from 2022-2024	$3,183,385	$5,283,016	None

State only (A)	2,752,386	2,560,372	December 2027 - December 2044
Valuation allowance	(2,752,386)	(2,560,372)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$3,183,385	$5,283,016

(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2024 and December 31, 2023 was approximately $42,344,000 and $39,390,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2044.

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

The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2024 and 2023. If any had been recognized these would have been reported in income tax expense.

Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing.  The Company’s tax returns for the years ended December 31, 2020 through December 31, 2022 remain subject to examination.

Note 10 – Earnings (Loss) Per Common Share

Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per common share reflects, in periods in which it has a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards.  The computation of diluted earnings (loss) per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the three months and six months ended June 30, 2024, there were 107,201 options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods. For the three months and six months ended June 30, 2024, there were no warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods.

The computation of diluted earnings (loss) per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months and six months ended June 30, 2023, no options, warrants or restricted stock awards were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options, warrants and non-vested restricted stock awards.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings (loss) per common share follows:

	Three months ended		Six months ended
	June 30		June 30
	2024	2023	2024	2023

Weighted average number of shares outstanding	11,019,347	10,755,848	11,009,442	10,753,974

Effect of dilutive securities, common share equivalents:
Stock options	84,476	-	55,243	-
Warrants	651,681	-	608,598	-
Restricted stock awards	355,442	-	314,693	-

Weighted average number of shares outstanding,
used for computing diluted earning (loss) per share	12,110,946	10,755,848	11,987,976	10,753,974

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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
Lease cost	2024	2023	2024	2023

Operating lease	$-	$41,342	$41,342	$82,684
Total lease cost	$-	$41,342	$41,342	$82,684

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$-	$49,145	$49,145	$96,629
Discount rate	-	5.50%	5.50%	5.50%
Remaining lease term in years	-	0.75	-	0.75

Rent expense for the three months ended June 30, 2024 and 2023 amounted to $-0- and $41,342, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Rent expense for the six months ended June 30, 2024 and 2023 amounted to $41,342 and $82,684, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.

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

Employment Agreement to be effective as of January 1, 2025

On April 15, 2024, the Company and Ms. Golden entered into a third amended and restated employment agreement (the “Third Amended Golden Employment Agreement”).  The Third Amended Golden Employment Agreement is effective as of January 1, 2025 and extends the expiration date of the Second Amended Golden Employment Agreement currently in effect for Ms. Golden from December 31, 2024 to December 31, 2026. Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden will be entitled to receive an annual base salary of $550,000 (increased from $500,000 currently in effect) and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as currently in effect).  Pursuant to the Third Amended Golden Employment Agreement (and as provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by the Company without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued 3% bonus in the event of the termination of her employment following a change of control of the Company (also as is provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden will be entitled to receive, under certain circumstances, a grant, during each of January 2025 and January 2026, of 40,000 shares of restricted stock.  The 2025 grant will become vested with respect to one-half of the award on the first anniversary of the grant date and one-half on December 31, 2026.  The 2026 grant will become vested on the first anniversary of the grant date.  The above grants are generally consistent with the grants provided for in the Second Amended Golden Employment Agreement.  In the event that the Company is precluded from making a grant to Ms. Golden in either 2025 or 2026, she would instead be entitled to a cash bonus of $136,500 for such year.

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

Note 12 – Employee Benefit Plans

Bonus Plans

Employee Bonus Plan

For the three months and six months ended June 30, 2024 the Company accrued approximately $502,000 and $584,000, respectively, related to an employee bonus plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months and six months ended June 30, 2023 the Company did not accrue for, or pay, bonuses related to an employee bonus plan.

Executive Bonus Plan

For the three months and six months ended June 30, 2024, the Company accrued approximately $116,000 for a bonus pursuant to the Second Amended Golden Employment Agreement which is recorded in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months and six months ended June 30, 2023 the Company did not accrue for, or pay, bonuses related to Ms. Golden’s employment agreement.

401(k) Plan

The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $66,000 and $75,000, respectively, of expense for the three months ended June 30, 2024 and 2023, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company incurred approximately $138,000 and $159,000, respectively, of expense for the six months ended June 30, 2024 and 2023, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The deferred compensation liability as of June 30, 2024 and December 31, 2023 amounted to $901,386 and $937,025, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Note 13 – Subsequent Events

The Company has evaluated events that occurred subsequent to June 30, 2024 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Reinsurance

Effective July 1, 2024, the Company entered into new excess of loss and catastrophe reinsurance treaties (see Note 6 – Property and Casualty Insurance Activity - “Reinsurance”).

Equity Participation Plan

On August 7, 2024, the Company’s stockholders approved the 2024 Equity Participation Plan (the “2024 Plan”). pursuant to which a maximum of 1,000,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, and stock  bonus awards.  Incentive stock options granted under the 2024 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2024 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2024 Plan, subject to the provisions of the 2024 Plan. The 2024 Plan terminates on May 10, 2034 and no further awards may be granted under the 2024 Plan after such date. See Note 8 – Stockholders’ Equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York.  KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended June 30, 2024 and 2023, respectively, 95.9% and 88.6% of KICO’s direct written premiums came from the New York policies. For the six months ended June 30, 2024 and 2023, respectively, 95.2% and 87.8% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.

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

In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business.  In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks.  In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms.  As of June 30, 2024 and December 31, 2023, there were no commercial liability policies in-force. As of June 30, 2024, these expired policies represent approximately 15.2% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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

See below a description of these critical accounting estimates.  Also see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023.

Loss and Loss Adjustment Expense Reserves

Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses.  The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies.  Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs.  The below table provides detail of our reserves as of June 30, 2024 and December 31, 2023:

	As of			As of
	June 30, 2024			December 31, 2023
($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$57,369	$14,290	$43,079	$67,108	$19,538	$47,570
Case LAE	6,357	1,189	5,168	5,726	1,121	4,605
IBNR loss	39,373	11,149	28,224	37,262	10,665	26,597
IBNR LAE	13,478	2,386	11,092	11,722	1,965	9,757
Total	$116,577	$29,014	$87,563	$121,818	$33,289	$88,529

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

Kingstone 2.0 (completed) and Kingstone 3.0 (underway)

Beginning in the fourth quarter of 2019, a series of strategic initiatives, coined “Kingstone 2.0”, were commenced to modernize our company.  The pillars of the new strategy were as follows:

1.	Strengthened the management team by adding highly qualified professionals with deep domain experience and diverse backgrounds;

2.

Reduced expenses and increased efficiency by embracing technology, including converting to a new policy management system, retiring multiple legacy systems and starting up a new claims system, among other technology initiatives;

3.	Developed and implemented a new, more highly segmented product suite (Kingstone Select) which better matches rate to risk using advanced analytics and an abundance of data; and

4.

Better managed our catastrophe exposure in order to reduce loss cost and the growth rate of our probable maximum loss (“PML”) in order to mitigate the impact of the then emerging “hard market” in catastrophe reinsurance.

We announced the substantive completion of Kingstone 2.0 in late 2022 and embarked on a new strategy to optimize our in-force business, which we coined as “Kingstone 3.0”.  The four pillars of this new strategy entail:

1.

Aggressively reducing the non-Core book of business, which has had a disproportionately negative impact on underwriting results, by stopping new business, culling the agent base, reducing commissions, or other means, subject to regulatory constraints. We have been aggressively reducing policy count. Our request to withdraw from the state of New Jersey was acknowledged in October 2023 and all remaining policies will be non-renewed over a two year period starting January 1, 2024. As of June 30, 2024, our non-Core policy count was down by 55.0% compared to June 30, 2023;

49

2.

Adjusting pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensuring all policyholders are insured to value. Inflation has been a dominant headwind that is showing signs of stabilizing. We have been cognizant that inflation’s impact on loss costs places added pressure on premiums and, as such, we have been more frequent and aggressive with our rate change requests. Similarly, home replacement values reflect that same inflationary pressure. In September 2023, we completed our first cycle of valuation adjustments, making sure that all homes were insured to value. As a result, we have seen a rise in premiums attributable to the heightened replacement costs. All policies are renewed at the at the most current replacement cost. Overall average written premium for our legacy Core homeowners policies for the last 12 months, reflecting both rate and replacement cost changes, increased by 24.1%;

3.

Tightly managing reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML. We needed to contain our exposure to spiking reinsurance pricing. We did so and were able to reduce the required limit to be purchased while maintaining our same risk tolerance. We used all the tools available to us to limit new business that was deemed to be too expensive and at the same time re-underwrote the book to cull those risks which presented the greatest risk. The combination of stricter new business underwriting and increased non-renewals gave rise to the 4.6% decline in policy count for our Core business. We have now reverted most of our new business underwriting standards back to what they were previously so Core new business growth should increase going forward; and

4.

Continuing expense reduction focus with a goal of reducing the net underwriting expense ratio to 29% by year-end 2024. For the year ended December 31, 2023, we achieved our goal of 33%, with a net underwriting expense ratio of 32.9%. For the six months ended June 30, 2024, the net underwriting expense ratio was 31.3%, a reduction of 2.3 points compared to the six months ended June 30, 2023 but higher than our goal due to a higher accrual for employee bonuses and contingent commissions for producers to reflect greater profitability than originally projected.

We believe that the above actions taken resulted in our return to profitability for the three months and six months ended June 30, 2024, will continue to have the intended effect and will continue through the remainder 2024 to result in a return to annual profitability.

See the tables below for our Core and non-Core business for policies in force as of June 30, 2024 and 2023 and direct written premiums for the three months and six months ended June 30, 2024 and 2023. For the three months ended June 30, 2024, our Core direct written premiums increased by 21.5% compared to the three months ended June 30, 2023, while Core policies in force decreased by 4.6% as of June 30, 2024 as compared to June 30, 2023. For the same periods, our non-Core policies in force decreased by 55.0% and non-Core direct written premiums decreased by 59.7%.

For the six months ended June 30, 2024, our Core direct written premiums increased by 17.0% compared to the six months ended June 30, 2023, while Core policies in force decreased by 4.6% as of June 30, 2024 as compared to June 30, 2023. For the same periods, our non-Core policies in force decreased by 55.0% and non-Core direct written premiums decreased by 57.5%.

	As of June 30,
	2024	2023	Change	Percent

Policies In Force, as of end of Period
Core	66,934	70,132	(3,198)	(4.6)%
Non-Core	7,306	16,224	(8,918)	(55.0)%
Total policies in force	74,240	86,356	(12,116)	(14.2)%

	Three months ended June 30,				Six months ended June 30,
(000’s except percentages)	2024	2023	Change	Percent	2024	2023	Change	Percent

Direct written premiums
Core	$51,306	$42,212	$9,094	21.5%	$97,893	$83,639	$14,254	17.0%
Non-Core	2,190	5,435	(3,245)	(59.7)%	4,927	11,605	(6,678)	(57.5)%
Total direct written premiums	$53,495	$47,647	$5,848	12.3%	$102,820	$95,244	$7,576	8.0%

(Columns in the table above may not sum to totals due to rounding)

See the tables below comparing the quarterly trends and changes from our Core and non-Core business for policies in force and direct written premiums from December 31, 2023 through June 30, 2024. For the three months ended June 30, 2024, our Core direct written premiums increased by 10.1% compared to the three months ended March 31, 2024, while Core policies in force decreased by 0.1% as of June 30, 2024. For the same period, our non-Core direct written premiums decreased by 20.0% compared to the three months ended March 31, 2024, while non-Core policies in force decreased by 19.5% as of June 30, 2024.

	June 30,	Sequential	March 31,	Sequential	December 31,
(000’s except percentages)	2024	Change	2024	Change	2023

Policies In Force, as of end of Period
Core	66,934	-0.1%	66,991	-0.9%	67,575
Non-Core	7,306	-19.5%	9,080	-16.1%	10,823
Total policies in force	74,240	-2.4%	76,071	-3.0%	78,398

	Three months ended
	June 30,	Sequential	March 31,	Sequential	December 31,
(000’s except percentages)	2024	Change	2024	Change	2023

Direct written premiums
Core	$51,306	10.1%	$46,587	-0.9%	$47,027
Non-Core	2,190	-20.0%	2,738	-53.7%	5,911
Total direct written premiums	$53,495	8.5%	$49,325	-6.8%	$52,938

(Columns in the table above may not sum to totals due to rounding)

Consolidated Results of Operations

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2024	2023	Change	Percent
Revenues
Direct written premiums	$102,820	$95,244	$7,576	8.0%
Assumed written premiums	-	-	-	na %
	102,820	95,244	7,576	8.0%
Ceded written premiums
Ceded to quota share treaties (1)	21,041	26,622	(5,581)	(21.0)%
Ceded to excess of loss treaties	2,765	2,135	630	29.5%
Ceded to catastrophe treaties	(506)	(1,110)	604	54.4%
Total ceded written premiums	23,300	27,647	(4,347)	(15.7)%

Net written premiums	79,520	67,597	11,923	17.6%

Change in unearned premiums
Direct and assumed	(1,813)	5,578	(7,391)	na %
Ceded to reinsurance treaties (1)	(18,583)	(15,413)	(3,170)	(20.6)%
Change in net unearned premiums	(20,397)	(9,835)	(10,562)	(107.4)%

Premiums earned
Direct and assumed	101,007	100,822	185	0.2%
Ceded to reinsurance treaties	(41,883)	(43,059)	1,176	2.7%
Net premiums earned	59,124	57,763	1,361	2.4%

Ceding commission revenue (1)	9,129	10,858	(1,729)	(15.9)%
Net investment income	3,267	2,993	274	9.2%
Net gains on investments	493	1,422	(929)	(65.3)%
Other income	254	312	(58)	(18.6)%
Total revenues	72,267	73,348	(1,081)	(1.5)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	39,269	60,256	(20,987)	(34.8)%
Losses from catastrophes (2)	2,649	7,875	(5,226)	(66.4)%
Total direct and assumed loss and loss adjustment expenses	41,918	68,131	(26,213)	(38.5)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	9,043	20,761	(11,718)	(56.4)%
Losses from catastrophes (2)	777	2,749	(1,972)	(71.7)%
Total ceded loss and loss adjustment expenses	9,820	23,510	(13,690)	(58.2)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	30,226	39,494	(9,268)	(23.5)%
Losses from catastrophes (2)	1,872	5,126	(3,254)	(63.5)%
Net loss and loss adjustment expenses	32,098	44,620	(12,522)	(28.1)%

Commission expense	16,084	17,011	(927)	(5.4)%
Other underwriting expenses	11,781	13,555	(1,774)	(13.1)%
Other operating expenses	1,579	1,426	153	10.7%
Depreciation and amortization	1,216	1,587	(371)	(23.4)%
Interest expense	1,984	2,016	(32)	(1.6)%
Total expenses	64,741	80,214	(15,473)	(19.3)%

Income (loss) before taxes	7,525	(6,867)	14,392	na %
Income tax expense (benefit)	1,583	(1,290)	2,873	na %
Net income (loss)	$5,942	$(5,577)	$11,519	na %

(Columns in the table above may not sum to totals due to rounding)

(1)

For the six months ended June 30, 2023, our personal lines business was subject to a 30% quota share treaty, expiring on January 1, 2024, which included a runoff of an 8.5% portion through the remainder of 2023. Effective January 1, 2024, we entered into a 27% personal lines quota share treaty, which includes a runoff of a 3.0% portion through the end of 2024.

(2)

The six months ended June 30, 2024 and 2023 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2024	2023	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	54.3%	77.2%	(22.9)	(29.7)%
Net underwriting expense ratio	31.3%	33.6%	(2.3)	(6.8)%
Net combined ratio	85.6%	110.8%	(25.2)	(22.7)%

Direct Written Premiums

Direct written premiums during the six months ended June 30, 2024 (“Six Months 2024”) were $102,820,000 compared to $95,244,000 during the six months ended June 30, 2023 (“Six Months 2023”). The increase of $7,576,000, or 8.0%, was primarily due to an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Six Months 2024 were $95,877,000, an increase of $7,695,000, or 8.7%, from $88,182,000 in Six Months 2023. The 8.7% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 18.8% offsetting a 57.5% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Six Months 2024 were $6,900,000, a decrease of $116,000, or 1.7%, from $7,016,000 in Six Months 2023. The decrease in livery physical damage direct written premiums was due to an underwriting restriction in place to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The decrease was offset by an increase in the values of the autos insured.

Direct written premiums from our Core business were $97,893,000 in Six Months 2024 compared to $83,639,000 in Six Months 2023, an increase of $14,254,000, or 17.0%. The increase in direct written premiums from our Core business was due to rate increases, offset by a decrease in policies in force. Policies in force from our Core business decreased by 4.6% in Six Months 2024 compared to Six Months 2023. Direct written premiums from our non-Core business were $4,927,000 in Six Months 2024 down from $11,605,000 in Six Months 2023, a decrease of $6,678,000, or 57.5%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 55.0% in Six Months 2024 compared to Six Months 2023. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Net written premiums increased $11,923,000, or 17.6%, to $79,520,000 in Six Months 2024 from $67,597,000 in Six Months 2023. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Six Months 2024 is primarily due to changes to our personal lines quota share reinsurance treaty. See quota share reinsurance treaties discussion below.

Quota share reinsurance treaties

On January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Our personal lines business was subject to the 2024/2025 Treaty in Six Months 2024, and the 2023/2024 Treaty in Six Months 2023.  In Six Months 2024, our premiums ceded under quota share treaties decreased by $5,581,000 in comparison to premiums ceded under quota share treaties in Six Months 2023 (see table above). The decrease in Six Months 2024 was attributable to the decrease in quota share ceding percentage rates, offset by an increase in direct written premiums subject to the 2024/2025 Treaty compared to direct written premiums subject to the 2023/2024 Treaty.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Six Months 2024, our ceded excess of loss reinsurance premiums increased by $630,000 over the comparable ceded excess of loss premiums for Six Months 2023. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2023, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2023 through January 1, 2024. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. On July 1, 2023 and 2022, we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter. The $506,000 negative catastrophe premium in Six Months 2024 was due to a no loss bonus from one of our reinsurers. The $1,110,000 negative catastrophe premium in Six Months 2023 was due to a true-up of premiums originally recorded on July 1, 2022.

Net premiums earned

Net premiums earned increased $1,361,000, or 2.4%, to $59,124,000 in Six Months 2024 from $57,763,000 in Six Months 2023. The increase was due to the three percentage point reduction in quota share rates discussed above, the run-off of a portion of the 2021-2023 Treaty, which increased the premiums ceded and reduced the net premiums earned in Six Months 2023, offset by an increase in catastrophe premium rates, reflected in ceded catastrophe premiums earned, which reduced the amount of growth in net premiums earned.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2024	2023	Change	Percent

Provisional ceding commissions earned	$9,117	$10,741	$(1,624)	(15.1)%
Contingent ceding commissions earned	12	117	(105)	(89.7)%

Total ceding commission revenue	$9,129	$10,858	$(1,729)	(15.9)%

Ceding commission revenue was $9,129,000 in Six Months 2024 compared to $10,858,000 in Six Months 2023. The decrease of $1,729,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Six Months 2024, we earned provisional ceding commissions of $9,117,000 from personal lines earned premiums ceded under the 2024/2025 Treaty, and in Six Months 2023, we earned provisional ceding commissions of $10,741,000 from personal lines earned premiums ceded under the 2023/2024 Treaty. The decrease of $1,624,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Six Months 2024 compared to Six Months 2023, offset by an increase in ceding commission rates under the 2024/2025 Treaty.

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

Net Investment Income

Net investment income was $3,267,000 in Six Months 2024 compared to $2,993,000 in Six Months 2023, an increase of $274,000, or 9.2%. The average yield on non-cash invested assets was 3.81% as of June 30, 2024 compared to 3.63% as of June 30, 2023.

Cash and invested assets were $195,789,000 as of June 30, 2024 compared to $175,407,000 as of June 30, 2023, an increase of $20,382,000.

Net Gains on Investments

Net gains on investments were $493,000 in Six Months 2024 compared to net gains of $1,422,000 in Six Months 2023. Unrealized gains on our equity securities and other investments in Six Months 2024 were $919,000, compared to unrealized gains of $1,435,000 in Six Months 2023. Net realized (losses) on sales of investments were $(426,000) in Six Months 2024 compared to net realized (losses) of $(13,000) in Six Months 2023.

Other Income

            Other income was $254,000 in Six Months 2024 compared to $312,000 in Six Months 2023, a decrease of $58,000, or 18.6%.

Net Loss and LAE

Net loss and LAE was $32,098,000 for Six Months 2024 compared to $44,620,000 for Six Months 2023. The net loss ratio was 54.3% in Six Months 2024 compared to 77.2% in Six Months 2023, a decrease of 22.9 percentage points.

            The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

The net loss ratio for Six Months 2024 improved significantly compared to Six Months 2023. For Six Months 2024, the catastrophe impact, prior year development, and underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) were all lower than for Six Months 2023.

There were ten newly designated catastrophe events for Six Months 2024. The estimated total net catastrophe impact for Six Months 2024 was $1,872,000, which contributed 3.2 points to the loss ratio. By comparison, the catastrophe impact for Six Months 2023 was 8.9 points. Losses from winter-related catastrophe claims were minimal during Six Months 2024, whereas the previous year was impacted by a major winter event in February 2023.

The underlying loss ratio was 52.8% for Six Months 2024, a decrease of 15.6 points from the 68.4% underlying loss ratio recorded for Six Months 2023. Overall personal lines non-catastrophe frequency for Six Months 2024 was lower than for the same period in 2023, which is believed to be the result of the Company’s new Select product as well as the Company’s active efforts to manage less profitable segments.  Overall non-catastrophe severity for Six Months 2024 was also improved compared to Six Months 2023, primarily driven by water claims and a reduced impact from large losses.

There was favorable prior year development of $996,000 during Six Months 2024, which translates to a 1.7-point decrease to the loss ratio.  By comparison, the impact of prior year development for Six Months 2023 was a decrease of less than 0.1 points.

 See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $16,084,000 in Six Months 2024 or 15.9% of direct earned premiums. Commission expense was $17,011,000 in Six Months 2023 or 16.9% of direct earned premiums. The decrease of $927,000 was primarily due to a reduction in commission rates on our legacy policies in accordance with our Kingstone 3.0 strategy as well as the lower commission rate paid on Select products as compared to legacy products. The decrease was offset by an accrual of $848,000 for an estimated contingent commission to be recalculated quarterly if we continue to be profitable for the remainder of the year.

Other Underwriting Expenses

Other underwriting expenses were $11,781,000, or 11.7% of direct earned premiums, in Six Months 2024 compared to $13,555,000, or 13.4% of direct earned premiums, in Six Months 2023. The decrease of $1,774,000, or 13.1%, was primarily due to a $365,000 gain on the commutations of prior years’ quota share reinsurance treaties from a group of reinsurers, decreases in salaries and employment costs as described below, policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems, and other IT costs as a result of the completion of these projects. The decreases were partially offset by the impact of high inflation.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $5,738,000 in Six Months 2024 compared to $5,875,000 in Six Months Ended 2023. The decrease of $137,000, or 2.3%, is favorable when compared to the 8.0% increase in direct written premiums. The decrease in salaries and employment costs was due to a reduction in our staff in June and July of 2023 as we have been reducing our non-Core business. The decrease from the reduction in staff was partially offset in the periods following Six Months 2023, as we began to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies. In addition, the decrease in salaries and employment costs was offset by $451,000 accrued under our employee bonus plan due to the profitable underwriting insurance operations in Six Months 2024 compared to a loss in Six Months 2023.

Our net underwriting expense ratio in Six Months 2024 was 31.3% compared to 33.6% in Six Months 2023. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended
	June 30,		Percentage
	2024	2023	Point Change
Other underwriting expenses
Employment costs	9.7%	10.2%	(0.5)
Underwriting fees (inspections/surveys)	1.4	1.7	(0.3)
IT expenses	2.3	3.1	(0.8)
Professional fees	0.9	1.0	(0.1)
Other expenses	5.7	7.5	(1.8)
Total other underwriting expenses	20.0	23.5	(3.5)

Commission expense	27.2	29.4	(2.2)

Ceding commission revenue
Provisional	(15.4)	(18.6)	3.2
Contingent	-	(0.2)	0.2
Total ceding commission revenue	(15.4)	(18.8)	3.4

Other income	(0.4)	(0.5)	0.1

Net underwriting expense ratio	31.3%	33.6%	(2.3)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $1,579,000 for Six Months 2024 compared to $1,426,000 for Six Months 2023. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Six months ended
	June 30,
($ in thousands)	2024	2023	Change	Percent

Other operating expenses
Employment costs	$223	$198	$25	12.6%
Executive bonus	117	-	117	na
Equity compensation	547	429	118	27.5
Professional	155	232	(77)	(33.2)
Directors fees	151	139	12	8.6
Insurance	102	87	15	17.2
Other expenses	284	341	(57)	(16.7)
Total other operating expenses	$1,579	$1,426	$153	10.7%

(Components may not sum to totals due to rounding)

The increase in Six Months 2024 of $153,000, or 10.7%, as compared to Six Months 2023 was primarily due to increases in executive bonus, employment costs, and equity compensation. The executive bonus is due to a $117,000 accrual pursuant to the employment agreement of our Chief Executive Officer. The accrual is a result of the profitable operations before taxes in Six Months 2024 compared to a loss in Six Months 2023.The increase in employment costs was due to fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $1,216,000 in Six Months 2024 compared to $1,587,000 in Six Months 2023. The decrease of $371,000, or 23.4%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.

Interest Expense

Interest expense in Six Months 2024 was $1,984,000 compared to $2,016,000 in Six Months 2023, a decrease of $32,000 or 1.6%. In Six Months 2024 and Six Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022 equipment financing.

Income Tax Expense (Benefit)

Income tax expense in Six Months 2024 was $1,583,000, which resulted in an effective tax rate of 21.0%. Income tax (benefit) in Six Months 2023 was $(1,290,000), which resulted in an effective tax rate of 18.8%. Income before taxes was $7,525,000 in Six Months 2024 compared to a loss before taxes of $6,867,000 in Six Months 2023. The difference in effective tax rate is due to the effect of permanent differences in Six Months 2024 compared to Six Months 2023.

Net Income (Loss)

Net income was $5,942,000 in Six Months 2024 compared to a net loss of $5,577,000 in Six Months 2023. The increase from net loss to net income of $11,519,000 was due to the circumstances described above.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

            The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2024	2023	Change	Percent
Revenues
Direct written premiums	$53,495	$47,647	$5,848	12.3%
Assumed written premiums	-	-	-	na %
	53,495	47,647	5,848	12.3%
Ceded written premiums
Ceded to quota share treaties (1)	11,211	11,034	177	1.6%
Ceded to excess of loss treaties	1,366	1,062	304	28.6%
Ceded to catastrophe treaties	(506)	(554)	48	8.7%
Total ceded written premiums	12,071	11,541	530	4.6%

Net written premiums	41,425	36,106	5,319	14.7%

Change in unearned premiums
Direct and assumed	(2,485)	3,245	(5,730)	na %
Ceded to reinsurance treaties (1)	(8,636)	(9,843)	1,207	12.3%
Change in net unearned premiums	(11,121)	(6,598)	(4,523)	(68.6)%

Premiums earned
Direct and assumed	51,010	50,892	118	0.2%
Ceded to reinsurance treaties	(20,707)	(21,384)	677	3.2%
Net premiums earned	30,304	29,508	796	2.7%

Ceding commission revenue (1)	4,562	5,412	(850)	(15.7)%
Net investment income	1,765	1,451	314	21.6%
Net (losses) gains on investments	(234)	197	(431)	na %
Other income	106	151	(45)	(29.8)%
Total revenues	36,502	36,719	(217)	(0.6)%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	18,627	28,346	(9,719)	(34.3)%
Losses from catastrophes (2)	570	2,489	(1,919)	(77.1)%
Total direct and assumed loss and loss adjustment expenses	19,197	30,835	(11,638)	(37.7)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	4,775	10,148	(5,373)	(52.9)%
Losses from catastrophes (2)	183	1,107	(924)	(83.5)%
Total ceded loss and loss adjustment expenses	4,959	11,254	(6,295)	(55.9)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	13,852	18,198	(4,346)	(23.9)%
Losses from catastrophes (2)	386	1,383	(997)	(72.1)%
Net loss and loss adjustment expenses	14,238	19,581	(5,343)	(27.3)%

Commission expense	8,232	8,471	(239)	(2.8)%
Other underwriting expenses	5,901	6,684	(783)	(11.7)%
Other operating expenses	801	763	38	5.0%
Depreciation and amortization	620	779	(159)	(20.4)%
Interest expense	990	1,006	(16)	(1.6)%
Total expenses	30,782	37,283	(6,501)	(17.4)%

Income (loss) before taxes	5,720	(564)	6,284	na %
Income tax expense (benefit)	1,205	(41)	1,246	na %
Net income (loss)	$4,515	$(523)	$5,038	na %

(1)

For the three months ended June 30, 2023, our personal lines business was subject to a 30% quota share treaty, expiring on January 1, 2024, which included a runoff of an 8.5% portion through the remainder of 2023. Effective January 1, 2024, we entered into a 27% personal lines quota share treaty, which includes a runoff of a 3.0% portion through the end of 2024.

(2)

The three months ended June 30, 2024 and 2023 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2024	2023	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	47.0%	66.4%	(19.4)	(29.2)%
Net underwriting expense ratio	31.2%	32.5%	(1.3)	(4.0)%
Net combined ratio	78.2%	98.9%	(20.7)	(20.9)%

Direct Written Premiums

Direct written premiums during the three months ended June 30, 2024 (“Three Months 2024”) were $53,495,000 compared to $47,647,000 during the three months ended June 30, 2023 (“Three Months 2023”). The increase of $5,848,000, or 12.3%, was primarily due to an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Three Months 2024 were $50,137,000, an increase of $6,126,000, or 13.9%, from $44,011,000 in Three Months 2023. The 13.9% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 24.3% offsetting a 59.7% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.

Direct written premiums from our livery physical damage business for Three Months 2024 were $3,338,000, a decrease of $272,000, or 7.5%, from $3,610,000 in Three Months 2023. The decrease in livery physical damage direct written premiums was due to an underwriting restriction in place to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The decrease was offset by an increase in the values of the autos insured.

Direct written premiums from our Core business were $51,306,000 in Three Months 2024 compared to $42,212,000 in Three Months 2023, an increase of $9,094,000, or 21.5%. The increase in direct written premiums from our Core business was due to rate increases, offset by a decrease in policies in force. Policies in force from our Core business decreased by 4.6% in Three Months 2024 compared to Three Months 2023. Direct written premiums from our non-Core business were $2,190,000 in Three Months 2024 down from $5,435,000 in Three Months 2023, a decrease of $3,245,000, or 59.7%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 55.0% in Three Months 2024 compared to Three Months 2023. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.

Net Written Premiums and Net Premiums Earned

Net written premiums increased $5,319,000, or 14.7%, to $41,425,000 in Three Months 2024 from $36,106,000 in Three Months 2023. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Three Months 2024 is primarily due to changes to our personal lines quota share reinsurance treaty. See quota share reinsurance treaties discussion below.

Quota share reinsurance treaties

On January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Our personal lines business was subject to the 2024/2025 Treaty in Three Months 2024, and the 2023/2024 Treaty in Three Months 2023. In Three Months 2024, our premiums ceded under quota share treaties increased by $177,000 in comparison to premiums ceded under quota share treaties in Three Months 2023 (see table above). The increase in Three Months 2024 was attributable to the increase in direct written premiums subject to the 2024/2025 Treaty compared to direct written premiums subject to the 2023/2024 Treaty. The increase in ceded premiums related to the increase in direct written premiums was offset by the decrease in quota share ceding percentage rates.

Excess of loss reinsurance treaties

An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2024, our ceded excess of loss reinsurance premiums increased by $304,000 over the comparable ceded excess of loss premiums for Three Months 2023. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2023, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2023 through January 1, 2024. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025.

Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business gives rise to more property exposure, which increases our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties will increase. An increase in our personal lines business results in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. On July 1, 2023 and 2022, we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter. The $506,000 negative catastrophe premium in Three Months 2024 was due to a no loss bonus from one of our reinsurers. The $554,000 negative catastrophe premium in Three Months 2023 was due to a true-up of premiums originally recorded on July 1, 2022.

Net premiums earned

Net premiums earned increased $796,000, or 2.7%, to $30,304,000 in Three Months 2024 from $29,508,000 in Three Months 2023. The increase was due to the three percentage point reduction in quota share rates discussed above, the run-off of a portion of the 2021-2023 Treaty, which increased the premiums ceded and reduced the net premiums earned in Three Months 2023, offset by an increase in catastrophe premium rates, reflected in ceded catastrophe premiums earned, which reduced the amount of growth in net premiums earned.

Ceding Commission Revenue

The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2024	2023	Change	Percent

Provisional ceding commissions earned	$4,562	$5,294	$(732)	(13.8)%
Contingent ceding commissions earned	-	118	(118)	(100.0)%

Total ceding commission revenue	$4,562	$5,412	$(850)	(15.7)%

Ceding commission revenue was $4,562,000 in Three Months 2024 compared to $5,412,000 in Three Months 2023. The decrease of $850,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned

In Three Months 2024, we earned provisional ceding commissions of $4,562,000 from personal lines earned premiums ceded under the 2024/2025 Treaty, and in Three Months 2023, we earned provisional ceding commissions of 5,294,000 from personal lines earned premiums ceded under the 2023/2024 Treaty. The decrease of $732,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Three Months 2024 compared to Three Months 2023, offset by an increase in ceding commission rates under the 2024/2025 Treaty.

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

Net Investment Income

Net investment income was $1,765,000 in Three Months 2024 compared to $1,451,000 in Three Months 2023, an increase of $314,000, or 21.6%. The average yield on non-cash invested assets was 3.81% as of June 30, 2024 compared to 3.63% as of June 30, 2023.

Cash and invested assets were $195,789,000 as of June 30, 2024 compared to $175,407,000 as of June 30, 2023, an increase of $20,382,000.

Net Gains on Investments

Net (losses) on investments were $(234,000) in Three Months 2024 compared to net gains of $197,000 in Three Months 2023. Unrealized gains on our equity securities and other investments in Three Months 2024 were $100,000, compared to unrealized gains of $208,000 in Three Months 2023. Net realized (losses) on sales of investments were $(333,000) in Three Months 2024 compared to net realized (losses) of $(10,000) in Three Months 2023.

Other Income

            Other income was $106,000 in Three Months 2024 compared to $151,000 in Three Months 2023, a decrease of $45,000, or 29.8%.

Net Loss and LAE

Net loss and LAE was $14,238,000 for Three Months 2024 compared to $19,581,000 for Three Months 2023. The net loss ratio was 47.0% in Three Months 2024 compared to 66.4% in Three Months 2023, a decrease of 19.4 percentage points.

            The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

(Percent components may not sum to totals due to rounding)

The net loss ratio for Three Months 2024 improved significantly compared to Three Months 2023. For Three Months 2024, the catastrophe impact, prior year development, and underlying loss ratio (loss ratio excluding the impact of catastrophe and prior year development) were all lower than Three Months 2023.

There were four newly designated catastrophe events for Three Months 2024, and the total loss ratio impact was immaterial. The estimated total net catastrophe impact for the calendar quarter was $386,000, which contributed 1.3 points to the loss ratio. By comparison, the catastrophe impact for Three Months 2023 was 4.7 points.

The underlying loss ratio was 47.1% for Three Months 2024, a decrease of 14.6 points from the 61.7% underlying loss ratio recorded for Three Months 2023. Overall personal lines non-catastrophe frequency for Three Months 2024 was lower than for the same period in 2023, which is believed to be the result of the Company’s new Select product as well as the Company’s active efforts to manage less profitable segments.  Overall non-catastrophe severity for Three Months 2024 was also improved compared to Three Months 2023, primarily driven by water claims and a reduced impact from large losses.

There was favorable prior year development of $430,000 during Three Months 2024, which translates to a 1.4-point decrease to the loss ratio.  By comparison, the impact of prior year development for Three Months 2023 was a decrease of 0.1 points.

 See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense

Commission expense was $8,232,000 in Three Months 2024 or 16.1% of direct earned premiums. Commission expense was $8,471,000 in Three Months 2023 or 16.6% of direct earned premiums. The decrease of $239,000 was primarily due to a reduction in commission rates on our legacy policies in accordance with our Kingstone 3.0 strategy as well as the lower commission rate paid on Select products as compared to legacy products. The decrease was offset by an accrual of $545,000 for an estimated contingent commission to be recalculated quarterly if we continue to be profitable for the remainder of the year.

Other Underwriting Expenses

Other underwriting expenses were $5,901,000, or 11.6% of direct earned premiums, in Three Months 2024 compared to $6,684,000, or 13.1% of direct earned premiums, in Three Months 2023. The decrease of $783,000, or 11.7%, was primarily due to a $365,000 gain on the commutations of prior years’ quota share reinsurance treaties from a group of reinsurers, decreases in salaries and employment costs excluding employee bonuses as described below, policy management system fees as result of the completion of our policy management system conversion, allowing us to eliminate multiple legacy systems, and other IT costs as a result of the completion of these projects. The decreases were partially offset by the impact of high inflation.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs excluding employee bonuses of $2,748,000 in Three Months 2024 compared to $2,942,000 in Three Months Ended 2023. The decrease of $194,000, or 6.6%, is favorable when compared to the 12.0% increase in direct written premiums. The decrease in salaries and employment costs was due to a reduction in our staff in June and July of 2023 as we have been reducing our non-Core business. The decrease from the reduction in staff was partially offset in the periods following Three Months 2023, as we began to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies. In addition, the decrease in salaries and employment costs excluding employee bonuses was offset by $388,000 accrued under our employee bonus plan due to the profitable underwriting insurance operations in Three Months 2024 compared to a loss in Three Months 2023.

Our net underwriting expense ratio in Three Months 2024 was 31.2% compared to 32.5% in Three Months 2023. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended
	June 30,		Percentage
	2024	2023	Point Change
Other underwriting expenses
Employment costs	10.4%	10.0%	0.4
Underwriting fees (inspections/surveys)	1.3	1.6	(0.3)
IT expenses	2.4	3.0	(0.6)
Professional fees	0.5	0.8	(0.3)
Other expenses	4.9	7.3	(2.4)
Total other underwriting expenses	19.5	22.7	(3.2)

Commission expense	27.2	28.7	(1.5)

Ceding commission revenue
Provisional	(15.1)	(17.9)	2.8
Contingent	-	(0.4)	0.4
Total ceding commission revenue	(15.1)	(18.3)	3.2

Other income	(0.3)	(0.5)	0.2

Net underwriting expense ratio	31.2%	32.5%	(1.3)

(Components may not sum to totals due to rounding)

Other Operating Expenses

Other operating expenses, related to the expenses of our holding company and Cosi, were $801,000 for Three Months 2024 compared to $763,000 for Three Months 2023. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended
	June 30,
($ in thousands)	2024	2023	Change	Percent

Other operating expenses
Employment costs	$66	$105	$(39)	(37.1)%
Executive bonus	117	-	117	na
Equity compensation	281	212	69	32.5
Professional	76	139	(63)	(45.3)
Directors fees	82	69	13	18.8
Insurance	49	48	1	2.1
Other expenses	130	190	(60)	(31.6)
Total other operating expenses	$801	$763	$38	5.0%

(Components may not sum to totals due to rounding)

The increase in Three Months 2024 of $38,000, or 5.0%, as compared to Three Months 2023 was primarily due to increases in executive bonus, and equity compensation’ partially offset by a decrease in employment costs. The executive bonus is due to a $117,000 accrual pursuant to the employment agreement of our Chief Executive Officer. The accrual is a result of the profitable operations before taxes in Three Months 2024 compared to a loss in Three Months 2023.The decrease in employment costs was due to fluctuations in deferred compensation liability related to changes in the underlying invested portfolio.

Depreciation and Amortization

Depreciation and amortization was $620,000 in Three Months 2024 compared to $779,000 in Three Months 2023. The decrease of $159,000, or 20.4%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.

Interest Expense

Interest expense in Three Months 2024 was $990,000 compared to $1,006,000 in Three Months 2023, a decrease of $16,000 or 1.6%. In Three Months 2024 and Three Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2022 Notes, which provide for interest at the rate of 12% per annum, and the 2022 equipment financing.

Income Tax Expense (Benefit)

Income tax expense in Three Months 2024 was $1,205,000, which resulted in an effective tax rate of 21.1%. Income tax (benefit) in Three Months 2023 was $(41,000), which resulted in an effective tax rate of 7.3%. Income before taxes was $5,720,000 in Three Months 2024 compared to a loss before taxes of $564,000 in Three Months 2023. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2024 compared to Three Months 2023.

Net Income (Loss)

Net income was $4,515,000 in Three Months 2024 compared to a net loss of $523,000 in Three Months 2023. The increase from net loss to net income of $5,038,000 was due to the circumstances described above.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Gross premiums written:
Personal lines	$50,136,793	$44,011,176	$95,877,031	$88,182,114
Livery physical damage	3,337,854	3,609,832	6,900,182	7,015,500
Other(1)	20,676	25,936	42,726	46,776
Total gross premiums written	$53,495,323	$47,646,944	$102,819,939	$95,244,390

Net premiums written:
Personal lines	$38,071,361	$32,477,417	$72,587,811	$60,552,250
Livery physical damage	3,337,854	3,609,832	6,900,182	7,015,500
Other(1)	15,462	18,625	32,083	30,017
Total net premiums written	$41,424,677	$36,105,874	$79,520,076	$67,597,767

Net premiums earned:
Personal lines	$26,664,472	$26,075,876	$51,756,960	$51,094,961
Livery physical damage	3,620,901	3,409,779	7,329,095	6,621,613
Other(1)	18,239	22,541	37,459	46,575
Total net premiums earned	$30,303,612	$29,508,196	$59,123,514	$57,763,149

Net loss and loss adjustment expenses(3):
Personal lines	$11,030,632	$17,925,971	$25,742,826	$40,495,580
Livery physical damage	1,487,652	894,026	3,168,303	2,279,167
Other(1)	(16,048)	36	(29,195)	151,643
Unallocated loss adjustment expenses	1,285,896	828,963	2,462,599	1,720,053
Total without commercial lines	13,788,132	19,648,996	31,344,533	44,646,443
Commercial lines (in run-off effective July 2019)(2)	450,176	(68,294)	753,362	(26,331)
Total net loss and loss adjustment expenses	$14,238,308	$19,580,702	$32,097,895	$44,620,112

Net loss ratio(3):
Personal lines	41.4%	68.7%	49.7%	79.3%
Livery physical damage	41.1%	26.2%	43.2%	34.4%
Other(1)	-88.0%	0.2%	-77.9%	325.6%
Total without commercial lines	45.5%	66.6%	53.0%	77.3%
Commercial lines (in run-off effective July 2019)(2)	na	na	na	na
Total	47.0%	66.4%	54.3%	77.2%

(1)

“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.

(2)	In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)	See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and six months ended June 30, 2024 and 2023.

Insurance Underwriting Business on a Standalone Basis

Our insurance underwriting business reported on a standalone basis for the periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Net premiums earned	$30,303,612	$29,508,196	$59,123,514	$57,763,149
Ceding commission revenue	4,561,961	5,412,210	9,129,072	10,857,617
Net investment income	1,764,596	1,451,356	3,267,456	2,992,848
Net (losses) gains on investments	(245,351)	146,377	408,468	1,330,625
Other income	104,811	149,245	252,978	308,071
Total revenues	36,489,629	36,667,384	72,181,488	73,252,310

Expenses
Loss and loss adjustment expenses	14,238,308	19,580,702	32,097,895	44,620,112
Commission expense	8,232,480	8,471,182	16,084,292	17,010,944
Other underwriting expenses	5,900,525	6,683,638	11,781,130	13,555,257
Depreciation and amortization	619,934	778,502	1,216,447	1,586,632
Interest expense	94,303	110,554	192,759	225,026
Total expenses	29,085,550	35,624,578	61,372,523	76,997,971

Income (loss) from operations	7,404,079	1,042,806	10,808,965	(3,745,661)
Income tax expense (benefit)	1,561,579	277,231	2,280,693	(660,992)
Net income (loss)	$5,842,500	$765,575	$8,528,272	$(3,084,669)

Key Measures:
Net loss ratio	47.0%	66.4%	54.3%	77.2%
Net underwriting expense ratio	31.2%	32.5%	31.3%	33.6%
Net combined ratio	78.2%	98.9%	85.6%	110.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$14,133,005	$15,154,820	$27,865,422	$30,566,201
Less: Ceding commission revenue	(4,561,961)	(5,412,210)	(9,129,072)	(10,857,617)
Less: Other income	(104,811)	(149,245)	(252,978)	(308,071)
Net underwriting expenses	$9,466,233	$9,593,365	$18,483,372	$19,400,513

Net premiums earned	$30,303,612	$29,508,196	$59,123,514	$57,763,149

Net Underwriting Expense Ratio	31.2%	32.5%	31.3%	33.6%

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Six months ended June 30, 2024
Written premiums	$102,819,939	$-	$(23,299,863)	$79,520,076
Change in unearned premiums	(1,813,141)	-	(18,583,421)	(20,396,562)
Earned premiums	$101,006,798	$-	$(41,883,284)	$59,123,514

Loss and loss adjustment expenses excluding
the effect of catastrophes	$39,269,168	$-	$(9,043,308)	$30,225,860
Catastrophe loss	2,648,810	-	(776,775)	1,872,035
Loss and loss adjustment expenses	$41,917,978	$-	$(9,820,083)	$32,097,895

Loss ratio excluding the effect of catastrophes	38.9%	0.0%	21.6%	51.1%
Catastrophe loss	2.6%	0.0%	1.9%	3.2%
Loss ratio	41.5%	0.0%	23.4%	54.3%

Six months ended June 30, 2023
Written premiums	$95,244,390	$-	$(27,646,623)	$67,597,767
Change in unearned premiums	5,577,883	-	(15,412,501)	(9,834,618)
Earned premiums	$100,822,273	$-	$(43,059,124)	$57,763,149

Loss and loss adjustment expenses excluding
the effect of catastrophes	$60,255,984	$-	$(20,761,334)	$39,494,650
Catastrophe loss	7,874,884	-	(2,749,422)	5,125,462
Loss and loss adjustment expenses	$68,130,868	$-	$(23,510,756)	$44,620,112

Loss ratio excluding the effect of catastrophes	59.8%	0.0%	48.2%	68.4%
Catastrophe loss	7.8%	0.0%	6.4%	8.9%
Loss ratio	67.6%	0.0%	54.6%	77.2%

Three months ended June 30, 2024
Written premiums	$53,495,323	$-	$(12,070,646)	$41,424,677
Change in unearned premiums	(2,484,903)	-	(8,636,162)	(11,121,065)
Earned premiums	$51,010,420	$-	$(20,706,808)	$30,303,612

Loss and loss adjustment expenses excluding
the effect of catastrophes	$18,627,067	$-	$(4,775,146)	$13,851,921
Catastrophe loss	569,824	-	(183,437)	386,387
Loss and loss adjustment expenses	$19,196,891	$-	$(4,958,583)	$14,238,308

Loss ratio excluding the effect of catastrophes	36.5%	0.0%	23.1%	45.7%
Catastrophe loss	1.1%	0.0%	0.9%	1.3%
Loss ratio	37.6%	0.0%	23.9%	47.0%

Three months ended June 30, 2023
Written premiums	$47,646,944	$-	$(11,541,070)	$36,105,874
Change in unearned premiums	3,244,999	-	(9,842,677)	(6,597,678)
Earned premiums	$50,891,943	$-	$(21,383,747)	$29,508,196

Loss and loss adjustment expenses excluding
the effect of catastrophes	$28,345,979	$-	$(10,147,791)	$18,198,188
Catastrophe loss	2,489,053	-	(1,106,539)	1,382,514
Loss and loss adjustment expenses	$30,835,032	$-	$(11,254,330)	$19,580,702

Loss ratio excluding the effect of catastrophes	55.7%	0.0%	47.5%	61.7%
Catastrophe loss	4.9%	0.0%	5.2%	4.7%
Loss ratio	60.6%	0.0%	52.6%	66.4%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net premiums earned	$30,303,612	$29,508,196	$59,123,514	$57,763,149
Ceding commission revenue	4,561,961	5,412,210	9,129,072	10,857,617
Other income	104,811	149,245	252,978	308,071

Loss and loss adjustment expenses (1)	14,238,308	19,580,702	32,097,895	44,620,112

Acquisition costs and other underwriting expenses:
Commission expense	8,232,480	8,471,182	16,084,292	17,010,944
Other underwriting expenses	5,900,525	6,683,638	11,781,130	13,555,257
Total acquisition costs and other underwriting expenses	14,133,005	15,154,820	27,865,422	30,566,201

Underwriting income (loss)	$6,599,071	$334,129	$8,542,247	$(6,257,476)

Key Measures:
Net loss ratio excluding the effect of catastrophes	45.7%	61.7%	51.1%	68.4%
Effect of catastrophe loss on net loss ratio (1)	1.3%	4.7%	3.2%	8.9%
Net loss ratio	47.0%	66.4%	54.3%	77.2%

Net underwriting expense ratio excluding the effect of catastrophes	31.2%	32.5%	31.3%	33.6%
Effect of catastrophe loss on net underwriting expense ratio	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	31.2%	32.5%	31.3%	33.6%

Net combined ratio excluding the effect of catastrophes	76.9%	94.2%	82.4%	102.0%
Effect of catastrophe loss on net combined ratio (1)	1.3%	4.7%	3.2%	8.9%
Net combined ratio	78.2%	98.9%	85.6%	110.8%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$14,133,005	$15,154,820	$27,865,422	$30,566,201
Less: Ceding commission revenue	(4,561,961)	(5,412,210)	(9,129,072)	(10,857,617)
Less: Other income	(104,811)	(149,245)	(252,978)	(308,071)
	$9,466,233	$9,593,365	$18,483,372	$19,400,513

Net earned premium	$30,303,612	$29,508,196	$59,123,514	$57,763,149

Net Underwriting Expense Ratio	31.2%	32.5%	31.3%	33.6%

(1)

For the three months ended June 30, 2024 and 2023, includes the sum of net catastrophe losses and loss adjustment expenses of $386,387 and $1,382,514, respectively. For the six months ended June 30, 2024 and 2023, includes the sum of net catastrophe losses and loss adjustment expenses of $1,872,035 and $5,125,462, respectively.

Investments

Portfolio Summary

Fixed-Maturity Securities

The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$40,731,889	$561	$-	$(17,340)	$40,715,110	25.3%

Political subdivisions of States, Territories and Possessions	16,592,419	-	-	(3,337,986)	13,254,433	8.2%

Corporate and other bonds Industrial and miscellaneous	72,098,163	-	-	(5,850,585)	66,247,578	41.2%

Residential mortgage and other asset backed securities (2)	47,507,975	104,759	(1,377)	(6,881,211)	40,730,146	25.3%
Total fixed-maturity securities	$176,930,446	$105,320	$(1,377)	$(16,087,122)	$160,947,267	100.0%

	December 31, 2023
	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	14.1%

Political subdivisions of States, Territories and Possessions	16,607,713	-	-	(3,209,161)	13,398,552	9.0%

Corporate and other bonds Industrial and miscellaneous	75,993,042	-	-	(5,885,296)	70,107,746	47.1%

Residential mortgage and other asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	29.9%
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	100.0%

(1)

In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of June 30, 2024 and December 31, 2023, the amount of required collateral was approximately $6,153,000 and $6,999,000, respectively. As of June 30, 2024 and December 31, 2023, the estimated fair value of the U.S. Treasury securities used as eligible collateral was approximately $11,934,000 and $11,960,000, respectively.

(2)

KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2024, the estimated fair value of the eligible investments was approximately $10,626,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2024 and December 31, 2023 there was no outstanding balance on the FHLBNY credit line.

Equity Securities

The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024
		Gross	Gross		% of
		Unrealized	Unrealized	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,225,270)	$7,525,052	65.8%
Fixed income exchange traded funds	3,711,232	-	(775,432)	2,935,800	25.7%
Mutual funds	502,252	399,134	-	901,386	7.9%
FHLBNY common stock	66,000	-	-	66,000	0.6%
Total	$14,029,806	$399,134	$(3,000,702)	$11,428,238	100.0%

	December 31, 2023
		Gross	Gross		% of
		Unrealized	Unrealized	Estimated	Estimated
Category	Cost	Gains	Losses	Fair Value	Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915	72.6%
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000	20.6%
Mutual funds	622,209	314,816	-	937,025	6.3%
FHLBNY common stock	69,400	-	-	69,400	0.5%
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340	100.0%

Other Investments

The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of June 30, 2024 and December 31, 2023:

	June 30, 2024			December 31, 2023
		Gross	Estimated		Gross	Estimated
Category	Cost	Gains	Fair Value	Cost	Gains	Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,205,797	$4,192,837	$1,987,040	$1,910,110	$3,897,150

Held-to-Maturity Securities

The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,013	$-	$(23,884)	$(22,880)	$1,182,249	19.8%

Political subdivisions of States, Territories and Possessions	499,443	-	(2,788)	-	496,655	8.3%

Exchange traded debt	304,111	-	-	(66,361)	237,750	4.0%

Corporate and other bonds Industrial and miscellaneous	5,017,411	-	-	(968,811)	4,048,600	68.0%

Total	$7,049,978	$-	$(26,672)	$(1,058,052)	$5,965,254	100.0%

	December 31, 2023

	Cost or	Gross	Gross Unrealized Losses		Estimated	% of
	Amortized	Unrealized	Less than 12	More than 12	Fair	Estimated
Category	Cost	Gains	Months	Months	Value	Fair Value

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	20.0%

Political subdivisions of States, Territories and Possessions	499,170	890	-	-	500,060	8.2%

Exchange traded debt	304,111	-	-	(70,111)	234,000	3.8%

Corporate and other bonds Industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	68.0%

Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	100.0%

Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2024 and December 31, 2023 is shown below:

	June 30, 2024		December 31, 2023
	Amortized	Estimated	Amortized	Estimated
Remaining Time to Maturity	Cost	Fair Value	Cost	Fair Value

Less than one year	$-	$-	$-	$-
One to five years	1,121,688	1,087,962	1,121,288	1,097,101
Five to ten years	1,421,173	1,287,630	1,414,911	1,270,770
More than 10 years	4,507,117	3,589,662	4,516,342	3,738,277
Total	$7,049,978	$5,965,254	$7,052,541	$6,106,148

Credit Rating of Fixed-Maturity Securities

The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2024 and December 31, 2023 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	June 30, 2024		December 31, 2023
	Estimated	Percentage of	Estimated	Percentage of
	Fair	Estimated	Fair	Estimated
	Value	Fair Value	Value	Fair Value

Rating
U.S. Treasury securities	$40,715,110	25.3%	$20,939,190	14.1%

Corporate and municipal bonds
AAA	1,817,519	1.1%	1,836,736	1.2%
AA	10,219,756	6.3%	9,872,346	6.6%
A	31,199,800	19.4%	33,228,327	22.3%
BBB+	14,024,513	8.7%	15,042,200	10.1%
BBB	15,753,077	9.8%	21,826,125	14.7%
BBB-	3,803,363	2.4%	-	0.0%
BB	978,500	0.6%	-	0.0%
Total corporate and municipal bonds	77,796,528	48.3%	81,805,734	54.9%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	14,601,524	9.1%	12,766,471	8.6%
AA	20,064,434	12.5%	22,102,169	14.8%
A	6,941,754	4.3%	6,390,752	4.3%
BBB+	-	0.0%	15,168	0.0%
CCC	387,888	0.2%	413,601	0.3%
CC	84,774	0.1%	91,390	0.1%
Non rated	355,255	0.2%	4,396,322	3.0%
Total residential mortgage backed, asset backed, and other collateralized obligations	42,435,629	26.4%	46,175,873	31.1%

Total	$160,947,267	100.0%	$148,920,797	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2024 and December 31, 2023:

Category	June 30, 2024	December 31, 2023
U.S. Treasury securities and obligations of U.S. government corporations and agencies	5.10%	4.95%

Political subdivisions of States, Territories and Possessions	3.39%	3.35%

Corporate and other bonds Industrial and miscellaneous	3.63%	3.62%

Residential mortgage backed securities	2.58%	2.90%

Total	3.72%	3.58%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Weighted average effective maturity	6.8	7.8

Weighted average final maturity	10.3	11.9

Effective duration	3.5	4.1

Fair Value Consideration

Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2024 and December 31, 2023, 69% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$5,979,360	(17,340)	1	$5,979,360	$(17,340)

Political subdivisions of States, Territories and Possessions	-	-	-	13,169,433	(3,337,986)	12	13,169,433	(3,337,986)

Corporate and other bonds industrial and miscellaneous	-	-	-	66,247,579	(5,850,585)	80	66,247,579	(5,850,585)

Residential mortgage and other asset backed securities	114,017	(1,377)	6	37,025,197	(6,881,211)	39	37,139,214	(6,882,588)

Total fixed-maturity securities	$114,017	$(1,377)	6	$122,421,569	$(16,087,122)	132	$122,535,586	$(16,088,499)

	December 31, 2023
	Less than 12 months			12 months or more			Total
	Estimated		No. of	Estimated		No. of	Estimated
	Fair	Unrealized	Positions	Fair	Unrealized	Positions	Fair	Unrealized
Category	Value	Losses	Held	Value	Losses	Held	Value	Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,974,440	$(17,373)	1	$-	-	-	$5,974,440	$(17,373)

Political subdivisions of States, Territories and Possessions	-	-	-	13,398,552	(3,209,161)	13	13,398,552	(3,209,161)

Corporate and other bonds industrial and miscellaneous	-	-	-	70,107,746	(5,885,296)	85	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities	88,988	(2,144)	4	38,675,604	(6,541,731)	37	38,764,592	(6,543,875)

Total fixed-maturity securities	$6,063,428	$(19,517)	5	$122,181,902	$(15,636,188)	135	$128,245,330	$(15,655,705)

There were 138 securities at June 30, 2024 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 140 securities at December 31, 2023 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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

The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the six months ended June 30, 2024, KICO did not pay any dividends to us. As of June 30, 2024, KICO had a negative adjusted unassigned surplus. Based on that, KICO currently will not be able to pay any distributions to us without prior regulatory approval. In December 2023, KICO received regulatory approval to pay us a $2,300,000 distribution from paid in capital. KICO paid us the $2,300,000 distribution in the second quarter of 2024.

KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is March 31, 2024. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. The maximum allowable advance as of June 30, 2024, based on the net admitted assets as of March 31, 2024, was approximately $12,692,000. Available collateral as of June 30, 2024 was approximately $10,626,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during Six Months 2024.

  On April 5, 2024, we filed a shelf registration (the “Shelf Registration”) statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, with regard to the registration of $50,000,000 of our equity and debt securities (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the SEC on April 22, 2024.  Pursuant to the requirements of Form S-3, we currently may sell pursuant to the Shelf Registration Statement, during any 12 month period, equity securities having an aggregate market value of no more than one-third of the aggregate market value of the shares of our Common Stock held by non-affiliates. Any offering made pursuant to the Shelf Registration Statement may only be made by means of a prospectus, including a prospectus supplement, forming a part of the effective Shelf Registration Statement, relating to the offering.

In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we currently have the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended June 30, 2024, we sold 56,109 shares of our Common Stock at a weighted average price of $4.84 per share and raised $167,629 in net proceeds under the ATM program. As of June 30, 2024, we had remaining capacity to sell up to an additional $16,128,423 of our Common Stock under the ATM program.

On December 15, 2022, we issued 2022 Notes in the aggregate principal amount of $19,950,000 pursuant to the Exchange Agreement. We are required to make semi-annual interest payments in arrears on June 30 and December 30 of each year. The maturity date of the 2022 Notes is December 30, 2024.

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

Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months ended June 30,	2024	2023

Cash flows provided by (used in):
Operating activities	$13,214,888	$(17,009,995)
Investing activities	(9,612,199)	17,890,127
Financing activities	(408,694)	(551,936)
Net increase in cash and cash equivalents	3,193,995	328,196
Cash and cash equivalents, beginning of period	8,976,998	11,958,228
Cash and cash equivalents, end of period	$12,170,993	$12,286,424

Net cash provided by operating activities was $13,215,000 in Six Months 2024 as compared to $17,010,000 used in operating activities in Six Months 2023. The $30,225,000 increase in cash flows provided by operating activities in Six Months 2024 as compared to Six Months 2023 was primarily the result of an increase in net income from net loss (adjusted for non-cash items) of $14,768,000 and in cash provided arising from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.

Net cash used by investing activities was $9,612,000 in Six Months 2024 compared to $17,890,000 provided by investing activities in Six Months 2023 resulting in a $27,502,000 increase in net cash used by investing activities. In Six Months 2024, we had net cash used by our investment portfolio of $8,574,000, compared to $18,789,000 provided in Six Months 2023.

Net cash used in financing activities was $409,000 in Six Months 2024 compared to $552,000 used in Six Months 2023. Net cash used in financing activities are primarily principal payments on equipment financing debt in connection with KICO’s sale-leaseback transaction.

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

Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2024 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2024 (as discussed below). Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the Underlying XOL Treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Effective July 1, 2024, we purchased $275,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $315,000,000 of catastrophe reinsurance in excess of $10,000,000 in the expiring treaty. Our ability to be able to reduce our catastrophe reinsurance was due to our tightened underwriting as discussed above and curtailing new business growth through June 30, 2024, which reduced our probable maximum loss. Effective July 1, 2024, we renewed our excess of loss treaty with the same terms as the expiring treaty. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		2024/2025 Treaty		2023/2024 Treaty		2021/2023 Treaty
	January 2,	July 1,	January 1,	July 1,	January 1,	July 1,	December 31,
	2025	2024	2024	2023	2023	2022	2021
	to	to	to	to	to	to	to
	June 30,	January 1,	June 30,	January 1,	June 30,	January 1,	June 30,
Line of Business	2025	2025	2024	2024	2023	2023	2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability Quota share treaty:
Percent ceded (7)	(6)	27%	27%	30%	30%	30%	30%

Risk retained on initial $1,000,000 of losses (5) (6) (7)	$1,000,000	$730,000	$730,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	(6)	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(6)	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (5) (6)	$8,000,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage per occurrence (5) (6)	$8,000,000	$8,470,000	$8,470,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence subject to reinsurance coverage (6)	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date (6)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	(6)	$5,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe occurrence (6) (7) (8)	5,000,000	4,750,000	$9,500,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage in excess of quota share coverage (2) (6)	$275,000,000	$275,000,000	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium protection (3) (4)	Yes	Yes	Yes	Yes	Yes	Yes	Yes

(1)

For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2025.

(2)

Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.

(3)

For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.

(4)

For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $10,500,000 of catastrophe coverage in excess of $10,000,000.

(5)

For the period January 1, 2022 through January 1, 2025, Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. After the expiration of the Underlying XOL Treaty and 2024/2025 Treaty on January 1, 2025, retention will be $1,000,000.

(6)

Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance will expire on January 1, 2025, with none of these coverages to be in effect during the period from January 2, 2025 through June 30, 2025. Reinsurance coverage in effect from January 2, 2025 through June 30, 2025 is only for excess of loss and catastrophe reinsurance treaties.

83

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

While the rate of inflation has moderated in 2024, Three Months 2024 and Six Months 2024 still include the continuing effects of prior years’ economic inflation, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities in Three Months 2024 and Six Months 2024, which lowered our stockholders’ equity. For Three Months 2024 and Six Months 2024, the continuing effects of prior economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.

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

            On August 2, 2024, two large competitors announced a plan to wind down their personal lines operations in New York State and to non-renew or mid-term cancel their entire book of business before year end 2024. The policyholders of such competitors will need to find alternative coverage.  It is anticipated that our producers will want KICO to provide coverage to many of these policyholders.  As such, we anticipate a sizeable increase in our policies in force and direct written premium for the remainder of the year. See “Forward-Looking Statements” before Part I, Item 1.

 Item  3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable to smaller reporting companies.

Item  4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2023 Annual Report filed with the SEC, and Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC.  There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2023 Annual Report.

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

KINGSTONE COMPANIES, INC.

Dated: August 14, 2024	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer

Dated: August 14, 2024	By:	/s/ Jennifer Gravelle
Jennifer Gravelle
Chief Financial Officer

