Form 10-Q
period 2024-09-30
KINGSTONE COMPANIES, INC.
filed 2024-11-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 13, 2024, there were 12,349,132 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023	4
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months and nine months ended September 30, 2024 (Unaudited) and 2023 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three months and nine months ended September 30, 2024 (Unaudited) and 2023 (Unaudited)	6-8
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 (Unaudited) and 2023 (Unaudited)	9
	Notes to Condensed Consolidated Financial Statements (Unaudited)	10
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	85
Item 4 —	Controls and Procedures	85

PART II — OTHER INFORMATION		87
Item 1 —	Legal Proceedings	87
Item 1A —	Risk Factors	87
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	87
Item 3 —	Defaults Upon Senior Securities	87
Item 4 —	Mine Safety Disclosures	87
Item 5 —	Other Information	87
Item 6 —	Exhibits	88
	Signatures	89

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $6,278,968 at September 30, 2024 and $6,106,148 at December 31, 2023)	$7,048,662	$7,052,541
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $176,904,251 at September 30, 2024 and $164,460,942 at December 31, 2023)	165,458,345	148,920,797
Equity securities, at fair value (cost of $13,527,554 at September 30, 2024 and $17,986,783 at December 31, 2023)	11,280,228	14,762,340
Other investments	4,299,178	3,897,150
Total investments	188,086,413	174,632,828
Cash and cash equivalents	33,760,798	8,976,998
Premiums receivable, net	17,601,417	13,604,808
Reinsurance receivables, net	65,746,827	75,593,912
Deferred policy acquisition costs	21,852,365	19,802,564
Intangible assets	500,000	500,000
Property and equipment, net	9,299,163	9,395,697
Deferred income taxes, net	6,002,833	10,551,819
Other assets	4,144,585	4,574,584
Total assets	$346,994,401	$317,633,210

Liabilities
Loss and loss adjustment expense reserves	$116,842,451	$121,817,862
Unearned premiums	119,974,779	105,621,538
Advance premiums	5,307,223	3,797,590
Reinsurance balances payable	9,866,555	12,837,140
Deferred ceding commission revenue	10,286,093	9,460,865
Accounts payable, accrued expenses and other liabilities	7,749,981	4,350,546
Debt, net (current $856,605 and long-term $16,440,982 at September 30, 2024,current $19,580,109 and long-term $5,663,421 at December 31, 2023)	17,297,587	25,243,530
Total liabilities	287,324,669	283,129,071

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 13,818,950 shares at September 30, 2024 and 12,248,313 shares at December 31, 2023 ; outstanding 12,312,296 shares at September 30, 2024 and 10,776,907 shares at December 31, 2023	138,190	122,483
Capital in excess of par	84,334,037	75,338,010
Accumulated other comprehensive loss	(9,040,113)	(12,274,563)
Accumulated deficit	(10,194,549)	(23,114,310)
Stockholders' Equity before treasury stock	65,237,565	40,071,620
Treasury stock, at cost, 1,506,654 shares at September 30, 2024 and 1,471,406 at December 31, 2023	(5,567,833)	(5,567,481)
Total stockholders' equity	59,669,732	34,504,139

Total liabilities and stockholders' equity	$346,994,401	$317,633,210
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Net premiums earned	$33,407,194	$27,938,318	$92,530,708	$85,701,467
Ceding commission revenue	4,741,676	5,536,327	13,870,748	16,393,944
Net investment income	1,649,673	1,444,360	4,917,129	4,437,208
Net gains (losses) on investments	826,522	(824,370)	1,319,307	597,643
Other income	146,663	142,036	401,128	454,160
Total revenues	40,771,728	34,236,671	113,039,020	107,584,422

Expenses
Loss and loss adjustment expenses	13,027,597	21,932,453	45,125,492	66,552,565
Commission expense	9,004,254	8,210,430	25,088,546	25,221,374
Other underwriting expenses	6,894,590	6,318,625	18,675,720	19,873,882
Other operating expenses	1,241,572	441,963	2,820,620	1,868,011
Depreciation and amortization	619,056	741,059	1,835,503	2,327,691
Interest expense	900,583	988,699	2,884,181	3,004,564
Total expenses	31,687,652	38,633,229	96,430,062	118,848,087

Income (loss) from operations before taxes	9,084,076	(4,396,558)	16,608,958	(11,263,665)
Income tax expense (benefit)	2,105,931	(858,987)	3,689,197	(2,149,367)
Net income (loss)	6,978,145	(3,537,571)	12,919,761	(9,114,298)

Other comprehensive income (loss), net of tax
Gross change in unrealized gains (losses) on available-for-sale-securities	4,533,334	(2,821,785)	4,082,771	(1,486,887)

Reclassification adjustment for net realized losses included in net income (loss)	3,939	4,181	11,468	17,201
Net change in unrealized gains (losses), on available-for-sale-securities	4,537,273	(2,817,604)	4,094,239	(1,469,686)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(952,827)	591,697	(859,789)	308,635
Other comprehensive income (loss), net of tax	3,584,446	(2,225,907)	3,234,450	(1,161,051)

Comprehensive income (loss)	$10,562,591	$(5,763,478)	$16,154,211	$(10,275,349)

Earnings (loss) per common share:
Basic	$0.61	$(0.33)	$1.16	$(0.85)
Diluted	$0.55	$(0.33)	$1.05	$(0.85)

Weighted average common shares outstanding
Basic	11,404,360	10,756,156	11,142,043	10,754,709
Diluted	12,581,128	10,756,156	12,249,576	10,754,709

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, July 1, 2023	-	$-	12,227,562	$122,275	$74,946,685	$(14,893,572)	$(22,522,691)	1,471,406	$(5,567,481)	$32,085,216
Stock-based compensation	-	-	-	-	207,123	-	-	-	-	207,123
Net loss	-	-	-	-	-	-	(3,537,571)	-	-	(3,537,571)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(2,225,907)	-	-	-	(2,225,907)
Balance, September 30, 2023	-	$-	12,227,562	$122,275	$75,153,808	$(17,119,479)	$(26,060,262)	1,471,406	$(5,567,481)	$26,528,861

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, July 1, 2024	-	$-	12,536,129	$125,361	$76,042,147	$(12,624,559)	$(17,172,694)	1,471,406	$(5,567,481)	$40,802,774
Stock-based compensation	-	-	-	-	359,170	-	-	-	-	359,170
Vesting of restricted stock awards	-	-	211,391	2,114	(2,114)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(106,687)	(1,067)	(951,644)	-	-	-	-	(952,711)
Exercise of stock options	-	-	37,959	380	(28)	-	-	35,248	(352)	-
Exercise of warrants	-	-	60,557	606	(606)	-	-	-	-	-
Issuance of common stock, net of offering costs of $259,825	-	-	1,079,601	10,796	8,887,112	-	-	-	-	8,897,908
Net income	-	-	-	-	-	-	6,978,145	-	-	6,978,145
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	3,584,446	-	-	-	3,584,446
Balance, September 30, 2024	-	$-	13,818,950	$138,190	$84,334,037	$(9,040,113)	$(10,194,549)	1,506,654	$(5,567,833)	$59,669,732

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2024 and 2023

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2023	-	$-	12,171,512	$121,715	$74,519,590	$(15,958,428)	$(16,945,964)	1,471,406	$(5,567,481)	$36,169,432
Stock-based compensation	-	-	-	-	636,178	-	-	-	-	636,178
Vesting of restricted stock awards	-	-	56,977	569	(569)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(927)	(9)	(1,391)	-	-	-	-	(1,400)
Net loss	-	-	-	-	-	-	(9,114,298)	-	-	(9,114,298)
Change in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(1,161,051)	-	-	-	(1,161,051)
Balance, September 30, 2023	-	$-	12,227,562	$122,275	$75,153,808	$(17,119,479)	$(26,060,262)	1,471,406	$(5,567,481)	$26,528,861

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2024	-	$-	12,248,313	$122,483	$75,338,010	$(12,274,563)	$(23,114,310)	1,471,406	$(5,567,481)	$34,504,139
Stock-based compensation	-	-	-	-	906,375	-	-	-	-	906,375
Vesting of restricted stock awards	-	-	446,044	4,460	(4,460)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(109,633)	(1,096)	(959,995)	-	-	-	-	(961,091)
Exercise of stock options	-	-	37,959	380	(28)	-	-	35,248	(352)	-
Exercise of warrants	-	-	60,557	606	(606)	-	-	-	-	-
Issuance of common stock, net of offering costs of $360,670	-	-	1,135,710	11,357	9,054,741	-	-	-	-	9,066,098
Net income	-	-	-	-	-	-	12,919,761	-	-	12,919,761
Change in unrealized gains on available-for-sale securities, net of tax	-	-	-	-	-	3,234,450	-	-	-	3,234,450
Balance, September 30, 2024	-	$-	13,818,950	$138,190	$84,334,037	$(9,040,113)	$(10,194,549)	1,506,654	$(5,567,833)	$59,669,732

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine Months ended September 30,	2024		2023

Cash flows from operating activities:
Net income (loss)	$12,919,761		$(9,114,298)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Net realized losses on investments	59,838		17,201
Net unrealized gains on equity investments	(977,117)		(173,178)
Net unrealized gains on other investments	(402,028)		(441,666)
Depreciation and amortization	1,835,503		2,327,691
Allowance for credit losses	85,273		59,099
Accretion of bond discount, net	(560,649)		118,280
Amortization of discount and issuance costs on debt	819,930		890,758
Loss on extinguishment of debt	296,553		—
Stock-based compensation	906,375		636,178
Deferred income tax expense (benefit)	3,689,197		(2,149,367)
Decrease (increase) in operating assets:
Premiums receivable, net	(4,081,882)		495,036
Reinsurance receivables, net	9,847,085		(17,792,865)
Deferred policy acquisition costs	(2,049,801)		3,287,131
Other assets	429,999		(144,475)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	(4,975,411)		3,335,434
Unearned premiums	14,353,241		(4,331,227)
Advance premiums	1,509,633		3,449,195
Reinsurance balances payable	(2,970,585)		7,201,518
Deferred ceding commission revenue	825,228		(1,226,518)
Accounts payable, accrued expenses and other liabilities	3,399,435		(2,198,271)
Net cash flows provided by (used in) operating activities	34,959,578		(15,754,344)

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(125,744,401)		(13,167,937)
Redemption - fixed-maturity securities held-to-maturity	-		750,000
Sale and maturity - fixed-maturity securities available-for-sale	113,854,152		33,453,349
Sale - equity securities	4,410,859		99,917
Acquisition of property and equipment	(1,738,969)		(1,380,256)
Net cash flows (used in) provided by investing activities	(9,218,359)		19,755,073

Cash flows from financing activities:
Principal payments on equipment financing	(859,045)		(810,289)
Principal payment on 2022 Notes	(5,000,000)	-	-
Principal payment on 2024 Notes	(3,000,000)	-	-
Issue costs on 2024 and 2022 Notes	(203,381)		(14,299)
Net proceeds from issuance of common stock	9,066,098		-
Withholding taxes paid on vested restricted stock awards	(961,091)		(1,400)
Net cash flows used in financing activities	(957,419)		(825,988)

Increase in cash and cash equivalents	$24,783,800		$3,174,741
Cash and cash equivalents, beginning of period	8,976,998		11,958,228
Cash and cash equivalents, end of period	$33,760,798		$15,132,969

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-		$-
Cash paid for interest	$1,695,141		$1,628,357

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss), net of tax	$3,234,450		$(1,161,051)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Business and Basis of Presentation
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”), underwrites property and casualty insurance exclusively. KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended September 30, 2024 and 2023, 96.3% and 88.5%, respectively, of KICO’s direct written premiums came from the New York policies. For the nine months ended September 30, 2024 and 2023, 95.6% and 88.1%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months and nine months ended September 30, 2024 may not be indicative of the results that may be expected for the year ending December 31, 2024.
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
The accompanying consolidated financial statements have been prepared in accordance with GAAP, assuming that the Company will continue as a going concern for a period of one year from the issuance date of the financial statements. The Company’s $19,950,000 12.0% Senior Notes (the “2022 Notes”) were due on December 30, 2024. The Company’s continuation as a going concern was dependent on its ability to obtain financing and/or other funds to satisfy such obligation. The 2022 Notes were refinanced on September 12, 2024, under a note exchange agreement with a refinanced balance of $14,950,000 as of September 12, 2024 and a maturity date of June 30, 2026. (see Note 7 - Debt).
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
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07), which introduces improvements to the information that a public entity discloses about its reportable segments and addresses investor requests for more information about reportable segment expenses. ASU 2023-07 does not change the current guidance related to the identification of operating segments, the determination of reportable segments, or the aggregation criteria. Rather, the new guidance introduces additional disclosure requirements and expands those requirements to entities with a single reportable segment, not just entities with multiple reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-07 on its disclosures.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit losses has not been recorded, as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$5,999,188	$-	$-	$(2,128)	$5,997,060	$(2,128)

Political subdivisions of States, Territories and Possessions	16,499,862	-	-	(2,610,572)	13,889,290	(2,610,572)

Corporate and other bonds industrial and miscellaneous	107,655,225	31,957	(49,276)	(3,854,059)	103,783,847	(3,871,378)

Residential mortgage and other asset backed securities (2)	46,749,976	135,681	(136)	(5,097,373)	41,788,148	(4,961,828)
Total fixed-maturity securities	$176,904,251	$167,638	$(49,412)	$(11,564,132)	$165,458,345	$(11,445,906)

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	$(15,574)

Political subdivisions of States, Territories and Possessions	16,607,713	-	-	(3,209,161)	13,398,552	(3,209,161)

Corporate and other bonds industrial and miscellaneous	75,993,042	-	-	(5,885,296)	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	(6,430,114)
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	$(15,540,145)
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale-leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of September 30, 2024 and December 31, 2023, the amount of required collateral was approximately $5,731,000 and $6,999,000, respectively. As of September 30, 2024 and December 31, 2023, the estimated fair value of the U.S. Treasury securities used as eligible collateral was approximately $5,997,000 and $11,960,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2024 and December 31, 2023, the estimated fair value of the eligible investments was approximately $10,944,000 and $11,412,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2024 and December 31, 2023 there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2024 and December 31, 2023 is shown below:

	September 30, 2024		December 31, 2023
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$22,025,067	$21,941,045	$34,729,120	$34,461,172
One to five years	60,622,550	59,664,158	31,803,338	30,416,618
Five to ten years	34,666,169	31,548,462	31,596,410	27,330,377
More than 10 years	12,840,489	10,516,532	15,426,651	12,237,321
Residential mortgage and other asset backed securities	46,749,976	41,788,148	50,905,423	44,475,309
Total	$176,904,251	$165,458,345	$164,460,942	$148,920,797
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on fixed-maturity securities as of September 30, 2024 and December 31, 2023, respectively.
Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(1,639,894)	$8,110,428
Fixed income exchange traded funds	3,711,232	-	(607,432)	3,103,800
FHLBNY common stock	66,000	-	-	66,000
Total	$13,527,554	$—	$(2,247,326)	$11,280,228

	December 31, 2023
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000
Mutual funds	622,209	314,816	-	937,025
FHLBNY common stock	69,400	-	-	69,400
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340

Other Investments
The cost and estimated fair value of, and gross gains on, the Company’s other investments as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024			December 31, 2023
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,312,138	$4,299,178	$1,987,040	$1,910,110	$3,897,150
Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Gains/ (Losses)
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,091	$20,900	$(4,474)	$(9,604)	$1,235,913	$6,822

Political subdivisions of States, Territories and Possessions	499,581	269	-	-	499,850	269

Exchange traded debt	304,111	-	-	(63,411)	240,700	(63,411)

Corporate and other bonds industrial and miscellaneous	5,015,879	-	-	(713,374)	4,302,505	(713,374)
Total	$7,048,662	$21,169	$(4,474)	$(786,389)	$6,278,968	$(769,694)

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains			Estimated Fair Value	Net Unrealized Gains/ (Losses)
			Gross Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	$(10,032)

Political subdivisions of States, Territories and Possessions	499,170	890	-	-	500,060	890

Exchange traded debt	304,111	-	-	(70,111)	234,000	(70,111)

Corporate and other bonds industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	(867,140)
Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	$(946,393)
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.
A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2024 and December 31, 2023 is shown below:

	September 30, 2024		December 31, 2023
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$499,581	$499,850	$-	$-
One to five years	622,309	608,231	1,121,288	1,097,101
Five to ten years	1,424,371	1,350,945	1,414,911	1,270,770
More than 10 years	4,502,401	3,819,942	4,516,342	3,738,277
Total	$7,048,662	$6,278,968	$7,052,541	$6,106,148
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of September 30, 2024 and December 31, 2023, respectively.

Investment Income
Major categories of the Company’s net investment income are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Income:
Fixed-maturity securities	$1,172,023	$1,245,353	$3,511,243	$3,982,573
Equity securities	144,950	187,018	467,588	540,788
Cash and cash equivalents	385,809	98,763	1,074,000	171,015
Other	-	-	39,227	-
Total	1,702,782	1,531,134	5,092,058	4,694,376
Expenses:
Investment expenses	53,109	86,774	174,929	257,168
Net investment income	$1,649,673	$1,444,360	$4,917,129	$4,437,208
Redemptions of fixed-maturity securities held-to-maturity were $— and $750,000 for the nine months ended September 30, 2024 and 2023.
Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $113,854,152 and $33,453,349 for the nine months ended September 30, 2024 and 2023, respectively.
Proceeds from the sale of equity securities were $4,410,859 and $99,917 for the nine months ended September 30, 2024 and 2023, respectively.

The Company’s net gains on investments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$157	$263	$962	$1,207
Gross realized losses	(4,096)	(4,444)	(12,430)	(18,408)
	(3,939)	(4,181)	(11,468)	(17,201)

Equity securities:
Gross realized gains	369,877	-	374,997	-
Gross realized losses	-	-	(423,367)	-
	369,877	-	(48,370)	-

Net realized gains (losses)	365,938	(4,181)	(59,838)	(17,201)

Unrealized Gains (Losses)

Equity Securities:
Gross gains	669,059	-	1,291,933	173,178
Gross losses	(314,816)	(483,967)	(314,816)	-
	354,243	(483,967)	977,117	173,178

Other Investments:
Gross gains	106,341	-	402,028	441,666
Gross losses	-	(336,222)	-	-
	106,341	(336,222)	402,028	441,666

Net unrealized gains (losses)	460,584	(820,189)	1,379,145	614,844

Net gains (losses) on investments	$826,522	$(824,370)	$1,319,307	$597,643
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
The Company did not identify any available-for-sale securities as of September 30, 2024 and December 31, 2023 which presented a risk of loss due to credit deterioration of the security.
As of September 30, 2024 and December 31, 2023, there were 142 and 140 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the nine months ended September 30, 2024 and 2023. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.
The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2024 as follows:

	September 30, 2024
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$5,997,060	(2,128)	1	$5,997,060	$(2,128)

Political subdivisions of States, Territories and Possessions	-	-	-	13,889,291	(2,610,572)	12	13,889,291	(2,610,572)

Corporate and other bonds industrial and miscellaneous	17,557,547	(49,276)	18	63,278,931	(3,854,059)	74	80,836,478	(3,903,335)

Residential mortgage and other asset backed securities	8,405	(136)	1	37,008,025	(5,097,373)	36	37,016,430	(5,097,509)

Total fixed-maturity securities	$17,565,952	$(49,412)	19	$120,173,307	$(11,564,132)	123	$137,739,259	$(11,613,544)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2023 as follows:

	December 31, 2023
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,974,440	$(17,373)	1	$-	-	-	$5,974,440	$(17,373)

Political subdivisions of States, Territories and Possessions	-	-	-	13,398,552	(3,209,161)	13	13,398,552	(3,209,161)

Corporate and other bonds industrial and miscellaneous	-	-	-	70,107,746	(5,885,296)	85	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities	88,988	(2,144)	4	38,675,604	(6,541,731)	37	38,764,592	(6,543,875)

Total fixed-maturity securities	$6,063,428	$(19,517)	5	$122,181,902	$(15,636,188)	135	$128,245,330	$(15,655,705)

Note 4 - Fair Value Measurements
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 indicating the level of the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2024
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,997,060	$-	$-	$5,997,060

Political subdivisions of States, Territories and Possessions	-	13,889,290	-	13,889,290

Corporate and other bonds industrial and miscellaneous	103,783,847	-	-	103,783,847

Residential mortgage and other asset backed securities	-	41,788,148	-	41,788,148
Total fixed maturities	109,780,907	55,677,438	-	165,458,345
Equity securities	11,280,228	-	-	11,280,228
Total investments, at fair value	$121,061,135	$55,677,438	$-	$176,738,573

	December 31, 2023
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$20,939,190	$-	$-	$20,939,190

Political subdivisions of States, Territories and Possessions	-	13,398,552	-	13,398,552

Corporate and other bonds industrial and miscellaneous	70,107,746	-	-	70,107,746

Residential mortgage and other asset backed securities	-	44,475,309	-	44,475,309
Total fixed maturities	91,046,936	57,873,861	-	148,920,797
Equity securities	14,762,340	-	-	14,762,340
Total investments, at fair value	$105,809,276	$57,873,861	$-	$163,683,137

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of September 30, 2024 and December 31, 2023. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2024	December 31, 2023

Other Investments
Hedge fund	$4,299,178	$3,897,150
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
The estimated fair value and the level of the fair value hierarchy of the Company’s 2024 Notes and 2022 Notes as of September 30, 2024 and December 31, 2023 not measured at fair value is as follows:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Debt

13.75% Senior Notes due 2026	$-	$11,200,181	$-	$11,200,181

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Debt

12.0% Senior Notes due 2024	$-	$17,812,500	$-	$17,812,500
Note 5 - Fair Value of Financial Instruments and Real Estate
The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities held-to- maturity, Level 1	$7,048,662	$6,278,968	$7,052,541	$6,106,148
Fixed-maturity securities available-for-sale, Level 1	$109,780,907	$109,780,907	$91,046,936	$91,046,936
Fixed-maturity securities available-for-sale, Level 2	$55,677,438	$55,677,438	$57,873,861	$57,873,861
Cash and cash equivalents, Level 1	$33,760,798	$33,760,798	$8,976,998	$8,976,998
Premiums receivable, net, Level 1	$17,601,417	$17,601,417	$13,604,808	$13,604,808
Reinsurance receivables, net, Level 3	$65,746,827	$65,746,827	$75,593,912	$75,593,912
Real estate, net of accumulated depreciation, Level 3	$1,941,671	$3,540,000	$1,992,529	$3,540,000
Reinsurance balances payable, Level 3	$9,866,555	$9,866,555	$12,837,140	$12,837,140

Note 6 – Property and Casualty Insurance Activity
Premiums Earned
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2024
Premiums written	$169,446,603	$-	$(69,381,336)	$100,065,267
Change in unearned premiums	(14,353,242)	-	6,818,683	(7,534,559)
Premiums earned	$155,093,361	$-	$(62,562,653)	$92,530,708

Nine months ended September 30, 2023
Premiums written	$147,236,636	$-	$(75,963,569)	$71,273,067
Change in unearned premiums	4,331,226	-	10,097,174	14,428,400
Premiums earned	$151,567,862	$-	$(65,866,395)	$85,701,467

Three months ended September 30, 2024
Premiums written	$66,626,664	$-	$(46,081,473)	$20,545,191
Change in unearned premiums	(12,540,101)	-	25,402,104	12,862,003
Premiums earned	$54,086,563	$-	$(20,679,369)	$33,407,194

Three months ended September 30, 2023
Premiums written	$51,992,246	$-	$(48,316,946)	$3,675,300
Change in unearned premiums	(1,246,657)	-	25,509,675	24,263,018
Premiums earned	$50,745,589	$-	$(22,807,271)	$27,938,318
Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2024 and December 31, 2023 was $5,307,223 and $3,797,590, respectively.

Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Nine months ended September 30,
	2024	2023

Balance at beginning of period	$121,817,862	$118,339,513
Less reinsurance recoverables	(33,288,650)	(27,659,500)
Net balance, beginning of period	88,529,212	90,680,013

Incurred related to:
Current year	46,762,530	66,568,985
Prior years	(1,637,038)	(16,420)
Total incurred	45,125,492	66,552,565

Paid related to:
Current year	24,507,023	37,932,760
Prior years	21,353,578	29,928,162
Total paid	45,860,601	67,860,922

Net balance at end of period	87,794,103	89,371,656
Add reinsurance recoverables	29,048,348	32,303,291
Balance at end of period	$116,842,451	$121,674,947
Incurred losses and LAE are presented net of reinsurance recoveries under reinsurance contracts of $13,744,230 and $34,019,370 for the nine months ended September 30, 2024 and 2023, respectively.
Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2024 and 2023 was $1,637,038 favorable and $16,420 favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.
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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2021 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of September 30, 2024, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2024 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2015 to December 31, 2023 is presented as supplementary unaudited information.
All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of September 30, 2024
Accident Year	For the Years Ended December 31,									Nine Months Ended September 30, 2024	IBNR	Cumulative Number of Reported Claims by Accident Year
	2015	2016	2017	2018	2019	2020	2021	2022	2023

	(Unaudited 2015 - 2023)									(Unaudited)

2015	$22,340	$21,994	$22,148	$22,491	$23,386	$23,291	$23,528	$23,533	$23,428	$23,506	$300	2,559
2016		26,062	24,941	24,789	27,887	27,966	27,417	27,352	27,271	27,281	121	2,882
2017			31,605	32,169	35,304	36,160	36,532	36,502	36,819	37,201	246	3,401
2018				54,455	56,351	58,441	59,404	61,237	61,145	61,381	930	4,237
2019					75,092	72,368	71,544	71,964	73,310	73,900	1,436	4,507
2020						63,083	62,833	63,217	63,562	63,677	1,078	5,892
2021							96,425	96,673	96,134	96,365	3,056	5,827
2022								79,835	78,759	78,931	5,312	4,706
2023									78,978	74,170	12,761	4,068
2024										42,089	11,852	2,396
									Total	$578,500

All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,									Nine Months Ended September 30, 2024
	2015	2016	2017	2018	2019	2020	2021	2022	2023
	(Unaudited 2015 - 2023)									(Unaudited)

2015	$12,295	$16,181	$18,266	$19,984	$21,067	$22,104	$22,318	$22,473	$22,519	$22,539
2016		15,364	19,001	21,106	23,974	25,234	25,750	26,382	26,854	26,806
2017			16,704	24,820	28,693	31,393	32,529	33,522	34,683	34,990
2018				32,383	44,516	50,553	52,025	54,424	56,199	56,867
2019					40,933	54,897	58,055	60,374	63,932	65,602
2020						39,045	50,719	53,432	56,523	59,081
2021							56,282	77,756	82,317	84,987
2022								45,856	65,732	67,834
2023									46,280	56,139
2024										21,671
									Total	$496,516

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$81,985
All outstanding liabilities before 2015, net of reinsurance										976
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$82,960
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
The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the condensed consolidated balance sheet is as follows:
Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

(in thousands)	As of September 30, 2024
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$82,960
Total reinsurance recoverable on unpaid losses	29,048
Unallocated loss adjustment expenses	4,834
Total gross liability for loss and LAE reserves	$116,842
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

	Treaty Period
		2024/2025 Treaty		2023/2024 Treaty		2021/2023 Treaty
Line of Business	January 2, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024	July 1, 2023 to January 1 2024	January 1, 2023 to June 30, 2023	July 1, 2022 to January 1, 2023	December 31, 2021 to June 30, 2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability Quota share treaty: Percent ceded (7)	(6)	27%	27%	30%	30%	30%	30%
Risk retained on initial $1,000,000 of losses (5) (6) (7)	$1,000,000	$730,000	$730,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	(6)	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(6)	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (5) (6)	$8,000,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage per occurrence (5) (6)	$8,000,000	$8,470,000	$8,470,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence subject to reinsurance coverage (6)	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date (6)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	(6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe occurrence (6) (7) (8) (9)	5,000,000	4,750,000	$9,500,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage in excess of quota share coverage (2) (6)	$275,000,000	$275,000,000	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium protection (3) (4)	Yes	Yes	Yes	Yes	Yes	Yes	Yes
(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2025.
(2)Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(3)For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.

(4)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $10,500,000 of catastrophe coverage in excess of $10,000,000.
(5)For the period January 1, 2022 through January 1, 2025, Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. After the expiration of the Underlying XOL Treaty and 2024/2025 Treaty on January 1, 2025, retention will be $1,000,000.
(6)Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance will expire on January 1, 2025, with none of these coverages to be in effect during the period from January 2, 2025 through June 30, 2025. Reinsurance coverage in effect from January 2, 2025 through June 30, 2025 is only for excess of loss and catastrophe reinsurance treaties.
(7)For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event.
(8)Plus losses in excess of catastrophe coverage.
(9)For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty will provide coverage for winter storm losses of $4,500,000 in excess of $5,500,000. Retention for winter storms under this treaty is $4,800,000.

	Treaty Year
Line of Business	July 1, 2024 to June 30, 2025	July 1, 2023 to June 30, 2024	July 1, 2022 to June 30, 2023

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2025	June 30, 2024	June 30, 2023

Commercial Lines (1)
(1)Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.
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
Ceding Commission Revenue
The Company earned ceding commission revenue under the 2024/2025 Treaty for the nine months ended September 30, 2024, and under the 2023/2024 Treaty for the nine months ended September 30, 2023, based on a fixed provisional commission rate at which provisional ceding commissions are earned. The Company earned ceding commission revenue under its quota share reinsurance agreements that expired prior to the 2021/2023 Treaty based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) under certain of the quota share reinsurance agreements, a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.
Ceding commission revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023

Provisional ceding commissions earned	$4,742,557	$4,992,312	$13,859,795	$15,733,145
Contingent ceding commissions earned	(881)	544,015	10,953	660,799
	$4,741,676	$5,536,327	$13,870,748	$16,393,944
Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of September 30, 2024 and December 31, 2023, net contingent ceding commissions payable to reinsurers under all treaties was approximately $724,000 and $3,302,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.
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
Note 7 – Debt
Federal Home Loan Bank
In July 2017, KICO became a member of, and invested in, the FHLBNY. KICO is required to maintain an investment in the capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At September 30, 2024 and December 31, 2023, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of September 30, 2024 and December 31, 2023 was approximately $12,907,000 and $12,813,000, respectively. Available collateral as of September 30, 2024 and December 31, 2023 was approximately $10,944,000 and $11,412,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the nine months ended September 30, 2024 and 2023.

Debt
Debt as of September 30, 2024 and December 31, 2023 consists of the following:

	September 30, 2024	December 31, 2023

13.75% Senior Notes due 2026, net	$11,339,350	$—
12.0% Senior Notes due 2024, net	—	18,426,247
Equipment financing	5,958,237	6,817,283
Balance at end of period	$17,297,587	$25,243,530
Exchange Agreements
On December 9, 2022, the Company entered into a Note and Warrant Exchange Agreement (the “2022 Exchange Agreement”) with several holders (the “2022 Exchanging Noteholders”) of the Company’s outstanding 5.50% Senior Notes due 2022 (the “2017 Notes”). On the date of the 2022 Exchange Agreement, the 2022 Exchanging Noteholders held 2017 Notes in the aggregate principal amount of $21,545,000 of the $30,000,000 aggregate principal amount of the 2017 Notes then outstanding. Pursuant to the 2022 Exchange Agreement, on December 15, 2022, the 2022 Exchanging Noteholders exchanged their respective 2017 Notes for the following: (i) new 12.0% Senior Notes due December 30, 2024 of the Company in the aggregate principal amount of $19,950,000 (the “2022 Notes”); (ii) cash in the aggregate amount of $1,595,000, together with accrued interest on the 2017 Notes; and (iii) three-year warrants for the purchase of an aggregate of 969,525 shares of Common Stock of the Company, exercisable until December 30, 2025 at an exercise price of $1.00 per share (the “Warrants”). The remaining $8,455,000 principal amount of the 2017 Notes, together with accrued interest thereon, was paid on the maturity date of the 2017 Notes of December 30, 2022.
On August 30, 2024, the Company entered into a Note Exchange Agreement (the “2024 Exchange Agreement”) with the holders (the “2024 Exchanging Noteholders”) of the Company’s outstanding 2022 Notes in the aggregate principal amount of $19,950,000. Pursuant to the 2024 Exchange Agreement, on September 12, 2024, the 2024 Exchanging Noteholders exchanged their respective 2022 Notes for the following: (i) new 13.75% Senior Notes due June 30, 2026 of the Company in the aggregate principal amount of $14,950,000 (the “2024 Notes”); and (ii) cash in the aggregate amount of $5,000,000, together with accrued interest on the 2022 Notes. See “2024 Notes” below for a discussion of a change in the expiration date of the Warrants.

The Company analyzed the 2024 Exchange Agreement under ASC 470–50 Debt—Modifications and Extinguishments. The Company determined that extinguishment accounting was applicable, as the present value of the cash flows of the 2024 Notes differed by more than 10% from the 2022 Notes, making it a substantial change in terms. As a result, the 2022 Notes have been derecognized and the 2024 Notes recorded at fair value. No gain or loss was recognized on the 2024 Exchange. Unamortized debt issue costs of $296,533 related to extinguished debt were expensed at the time the 2022 Notes were extinguished and recorded as loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses. Fees paid to third parties of $203,381 have been capitalized and are being amortized as debt issuance costs associated with the 2024 Notes.
2024 Notes
As discussed above, on September 12, 2024, the Company issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants to purchase 969,525 shares of Common Stock of the Company was extended to June 30, 2026 from

December 30, 2025 (see Note 8 – Stockholders’ Equity) and transaction costs were $203,381, for an effective yield of 14.35% per annum. The balance of the 2024 Notes as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023

13.75% Senior Notes due 2026	$11,950,000	$—
Warrants	(411,999)	—
Issuance costs	(198,651)	—
2024 Notes, net	$11,339,350	$—

The 2024 Exchange Agreement provides for mandatory prepayments of principal. The 2024 Exchange Agreement provides for a first mandatory pro rata partial prepayment of principal on the 2024 Notes in the aggregate amount of $3,000,000 on June 30, 2025, less the principal amount of any optional prepayments of the 2024 Note made prior to June 30, 2025, pursuant to the 2024 Exchange Agreement. The Company made optional prepayments of $3,000,000 on September 30, 2024 and $2,000,000 on November 13, 2024 (see Subsequent Events - Note 13), and accordingly, has satisfied its obligation to make the mandatory prepayment of principal of $3,000,000 due on June 30, 2025. The 2024 Exchange Agreement provides for a second mandatory pro rata partial prepayment of principal on the 2024 Notes in the aggregate amount of $3,000,000 on December 30, 2025, less the principal amount of (i) any optional prepayments of the 2024 Notes made from June 30, 2025 to December 29, 2025 pursuant to the 2024 Note Exchange Agreement and (ii) any optional prepayments of the 2024 Notes in excess of $3,000,000 made prior to June 30, 2025 pursuant to 2024 Note Exchange Agreement. Based on the November 13, 2024 optional prepayment of principal of $2,000,000, the Company’s mandatory prepayment of principal obligation on December 30, 2025 has been reduced to $1,000,000. Each prepayment of principal shall also include accrued and unpaid interest thereon.

The 2024 Notes are unsecured obligations of the Company and are not the obligations of or guaranteed by any of the Company’s subsidiaries. The 2024 Notes rank senior in right of payment to any of the Company’s existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the 2024 Notes. The Notes rank equally in right of payment to all of the Company’s existing and future senior indebtedness, but are effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the 2024 Notes are structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries.

The 2024 Notes are redeemable, at the Company’s option, in whole or in part, at any time or in part from time to time, on and after September 12, 2024, upon not less than fifteen (15) and not more than sixty (60) days’ notice, equal to 100.0% of the principal amount of the 2024 Notes, plus, in each case, accrued and unpaid interest, if any, to the date of redemption subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).

As of the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2024, the Company is subject to a leverage maintenance test (“Leverage Maintenance Test”), which requires that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of September 30, 2024 and December 31, 2023, the ratio as defined under the Leverage Maintenance Test was 14.8% and 29.9%, respectively. “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term debt of the Company except for the sale-leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale-leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s consolidated balance sheet.
2022 Notes
As discussed above, on December 15, 2022, the Company issued the 2022 Notes in the aggregate principal amount of $19,950,000 pursuant to the 2022 Exchange Agreement. Interest was payable semi-annually in arrears on June 30 and December 30 of each year, which commenced on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,200 (see Note 8 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. As discussed above, the 2022 Notes were satisfied pursuant to the 2024 Exchange Agreement. The balance of the 2022 Notes as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023

12.0% Senior Notes due 2024	$—	$19,950,000
Warrants	—	(653,123)
Issuance costs	—	(870,630)
2022 Notes, net	$—	$18,426,247
The 2022 Exchange Agreement provided for a mandatory redemption of the 2022 Notes on December 30, 2023, in an amount such that the aggregate principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest thereon was to be equal to the amount by which the maximum Ordinary Dividend Paying Capacity of KICO (as defined below) measured as of December 15, 2023 exceeded the Company’s Holding Company Expenses (as defined below) for the calendar year ended December 31, 2023. “Ordinary Dividend Paying Capacity” means the sum, as measured on December 15, 2023, of (i) the maximum allowable amount of dividends that KICO is permitted to pay without seeking any regulatory approval in accordance with New York insurance regulations based on its statutory annual and quarterly financial statements filed with the National Association of Insurance Commissioners as of and for the thirty-six (36) month period ended September 30, 2023 plus (ii) any dividends paid by KICO to the Company during the period beginning January 1, 2023 and ending September 30, 2023. “Holding Company Expenses” means the sum of (i) cash interest expense paid during the calendar year ended December 31, 2023 on the 2022 Notes, intercompany loans and any other indebtedness of the holding company on a stand-alone basis and (ii) other cash operating expenses, including taxes, paid by the holding company during the calendar year ended December 31, 2023. The amount of other operating expenses paid in cash in the preceding clause (ii) shall not exceed $2.5 million. Holding Company Expenses was determined based on the actual Holding Company Expenses for the nine months ended September 30, 2023, and an estimate of Holding Company Expenses for the three months ended December 30, 2023. The Ordinary Dividend Paying Capacity of KICO as defined above as of December 31, 2023 was zero and, accordingly, the Company was not required to make a mandatory redemption of the 2022 Notes on December 30, 2023.
The 2022 Notes were unsecured obligations of the Company and were not the obligations of or guaranteed by any of the Company’s subsidiaries. The 2022 Notes ranked senior in right of payment to any of the Company’s existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the 2022 Notes. The 2022 Notes ranked equally in right of payment to all of the Company’s existing and future senior indebtedness, but were effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the 2022 Notes were structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries.
The 2022 Notes were redeemable, at the Company’s option, in whole or in part, at any time or in part from time to time, on and after December 30, 2022, upon not less than fifteen (15) and not more than sixty (60) days’ notice, at the following redemption prices (“Redemption Prices” ) (expressed as percentages of the principal amount thereof) if redeemed during the respective period set forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Period:	Percentage

December 30, 2022 to December 29, 2023	102.00%
December 30, 2023 to September 29, 2024	101.00%
September 30, 2024 to December 29, 2024	100.00%

As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company was subject to a leverage maintenance test (“Leverage Maintenance Test”), which required that the Total Consolidated Indebtedness of the Company not be greater than 30% of Total Consolidated Capitalization. As of December 31, 2023, the ratio as defined under the Leverage Maintenance Test was 29.9%.
Equipment Financing
On October 27, 2022, KICO entered into a sale-leaseback transaction, whereby KICO sold $8,096,824 of fixed assets to a bank. Under GAAP, the sale-leaseback transaction is recorded as equipment financing (“Financing”). The provisions of the Financing require KICO to pay a monthly payment of principal and interest at the rate of 5.86% per annum totaling $126,877 for a term of 60 months, which commenced on October 27, 2022. The terms of the Financing provide buyout options to KICO at the end of the 60 month term, which are as follows:
•At the end of the lease, KICO may purchase the fixed assets for a purchase price of $2,024,206, which is 25% of the original fixed asset cost of $8,096,824; or
•KICO may renew the lease for 16 months at the same rental rate, which totals $2,030,036.
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of September 30, 2024 and December 31, 2023, the amount of required collateral was approximately $5,731,000 and $6,999,000, respectively. As of September 30, 2024, the fair value of KICO’s pledged collateral was approximately $5,997,000 in United States Treasury securities. As of December 31, 2023, the fair value of KICO’s pledged collateral was approximately $11,960,000 in United States Treasury securities.
Future contractual payment obligations under the Financing as of September 30, 2024 are as follows:

For the Years Ending December 31,	Total
Remainder of 2024	$294,816
2025	1,223,293
2026	1,296,901
2027	1,119,021
3,934,031
2027 purchase price	2,024,206
Total	$5,958,237
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

2024 Equity Participation Plan
Effective August 7, 2024, the Company adopted the 2024 Equity Participation Plan (the “2024 Plan”). pursuant to which a maximum of 1,000,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, and stock bonus awards. Incentive stock options granted under the 2024 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2024 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2024 Plan, subject to the provisions of the 2024 Plan. The 2024 Plan terminates on May 10, 2034 and no further awards may be granted under the 2024 Plan after such date.
As of September 30, 2024, there were no grants issued under the 2024 Plan.
Stock Options
The results of operations for the three months ended September 30, 2024 and 2023 include stock-based compensation expense for stock options totaling approximately $53,000 and $-0-, respectively. The results of operations for the nine months ended September 30, 2024 and 2023 include stock-based compensation expense for stock options totaling approximately $159,000 and $-0-, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense related to stock options for the nine months ended September 30, 2024 is net of estimated forfeitures of approximately 12%. Such amounts have been included in the condensed consolidated statements of operations and comprehensive income (loss) within other operating expenses.
The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2024 was $1.24 per share. No options were granted during the nine months ended September 30, 2023. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
The following weighted average assumptions were used for grants during the following periods:

	Nine months ended September 30,
	2024	2023

Dividend Yield	0.00%	n/a
Volatility	74.72%	n/a
Risk-Free Interest Rate	4.17%	n/a
Expected Life	3.50 years	n/a

A summary of stock option activity under the Company’s 2014 Plan for the nine months ended September 30, 2024 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2024	107,201	$8.31	0.94	$-

Granted	318,750	$2.25	4.34	$2,199,375
Exercised	(50,000)	$8.72	-	$25,000
Expired/Forfeited	(46,250)	$2.25	4.67	$112,238

Outstanding at September 30, 2024	329,701	$3.24	3.56	$1,948,716

Vested and Exercisable at September 30, 2024	57,201	$7.95	0.32	$68,466
The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2024 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $9.15 closing price of the Company’s Common Stock on September 30, 2024. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.

Participants in the 2014 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised ("Net Exercise"), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised ("Share Exchange").

The Company received 35,248 shares from the exercise of options under a Share Exchange for the purchase of 37,269 shares of Common Stock during the three and nine months ended September 30, 2024. Such shares received under the Share Exchange have been included in the condensed consolidated balance sheets within treasury stock. The remaining 12,731 options exercised during the three and nine months ended September 30, 2024 were Net Exercises, resulting in the issuance of 690 shares of Common Stock. No options were exercised during the three and nine months ended September 30, 2023.
As of September 30, 2024, the estimated fair value of unamortized compensation cost related to 272,500 unvested stock option awards was approximately $132,000. Unamortized compensation cost as of September 30, 2024 is expected to be recognized over a remaining weighted-average vesting period of 2.27 years.
Restricted Stock Awards
A summary of the restricted Common Stock activity under the 2014 Plan for nine months ended September 30, 2024 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2024	550,581	$3.82	$2,103,219

Granted	178,459	$2.33	$416,211
Vested	(446,044)	$4.16	$(1,855,543)
Forfeited	(2,000)	$4.80	$(9,600)

Balance at September 30, 2024	280,996	$2.33	$654,721
Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended September 30, 2024 and 2023, stock-based compensation for these grants was approximately $306,000 and $207,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024 and 2023, stock-based compensation for these grants was approximately $747,000 and $636,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees.
Warrants
In connection with the 2022 Exchange Agreement (see Note 7 – Debt – “Exchange Agreements”), as additional consideration, on December 15, 2022, the Company issued warrants (the "Warrants") to the 2022 Exchanging Noteholders to purchase 969,525 shares of Common Stock. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants was extended to June 30, 2026 from December 30, 2025. The fair value of the Warrants, using the Black-Scholes valuation formula, was $993,200, which has been capitalized as a deferred financing cost of the 2022 Notes and the 2024 Notes. The fair value of the Warrants is being amortized over the life of the Warrants, which is 36.5 months through September 12, 2024 and effective as of such date, the unamortized balance is being amortized over the extended life of the Warrants, which is now 21.5 months.

In accordance with ASC 815-40-35 - Derivatives and Hedging – Subsequent Measurement, the effect of a modification or an exchange shall be measured as the difference between the fair value of the modified or exchanged instrument and the fair value of that instrument immediately before it is modified or exchanged. The Company calculated the respective fair values and determined the difference was immaterial.
The Warrants are exercisable through June 30, 2026 at an exercise price of $1.00 per share. Holders of the Warrants may exercise their outstanding Warrants in cash, or, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the Warrants being exercised ("Net Exercise").
During the three and nine months ended September 30, 2024, Holders exercised 67,500 Warrants under Net Exercises, resulting in the issuance of 60,557 shares of Common Stock. No Warrants were exercised during the three and nine months ended September 30, 2023. As of September 30, 2024, Warrants for the purchase of an aggregate of 902,025 shares of Common Stock were outstanding.
No warrants were granted during the nine months ended September 30, 2024 and 2023.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company currently has the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended September 30, 2024, the Company sold 1,079,601 shares of its Common Stock at a weighted average price of $8.48 per share and raised $8,897,908 in net proceeds under the ATM program. During the nine months ended September 30, 2024, the Company sold 1,135,710 shares of its Common Stock at a weighted average price of $8.30 per share and raised $9,066,098 in net proceeds under the ATM program. As of September 30, 2024, the Company had remaining capacity to sell up to an additional $6,973,231 of Common Stock under the ATM program.
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
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2024	December 31, 2023

Deferred tax asset:
Net operating loss carryovers (1)	$2,793,622	$5,283,016
Claims reserve discount	1,207,972	1,204,334
Unearned premium	3,122,458	2,742,603
Deferred ceding commission revenue	2,160,080	1,986,782
Net unrealized losses on securities	2,090,726	3,357,463
Other	276,461	1,153,903
Total deferred tax assets	11,651,319	15,728,101

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	4,588,997	4,158,538
Intangibles	105,000	105,000
Depreciation and amortization	194,946	153,201
Total deferred tax liabilities	5,648,486	5,176,282

Net deferred income tax asset	$6,002,833	$10,551,819

(1)The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	September 30, 2024	December 31, 2023	Expiration

Federal only, NOL from 2022-2023	$2,793,622	$5,283,016	None

State only (A)	2,989,431	2,560,372	December 2027 - December 2044
Valuation allowance	(2,989,431)	(2,560,372)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$2,793,622	$5,283,016
(A)Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2024 and December 31, 2023 was approximately $45,991,249 and $39,390,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2044.
(2)Deferred tax liability – Investment in KICO
On July 1, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative to a stock property and casualty insurance company. Pursuant to the plan of conversion, the Company acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, the Company forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. As of the date of acquisition, unpaid accrued interest on the surplus notes along with the accretion of the discount on the original purchase of the surplus notes totaled $2,921,319 (together “Untaxed Interest”). As of the date of acquisition, the deferred tax liability on the Untaxed Interest was $1,169,000. A temporary difference with an indefinite life exists when the parent has a lower carrying value of its subsidiary for income tax purposes. The deferred tax liability was reduced to $759,543 upon the reduction of federal income tax rates as of December 31, 2017. The Company is required to maintain its deferred tax liability of $759,543 related to this temporary difference until the stock of KICO is sold, or the assets of KICO are sold or KICO and the parent are merged.
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
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2024 and 2023. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2023 remain subject to examination.

Note 10 – Earnings (Loss) Per Common Share
Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per common share reflects, in periods in which it has a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings (loss) per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the three months and nine months ended September 30, 2024, there were -0- and 61,270 options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods. For the three months and nine months ended September 30, 2024, there were no warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods.
The computation of diluted earnings (loss) per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months and nine months ended September 30, 2023, no options, warrants or restricted stock awards were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant periods and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options, warrants and non-vested restricted stock awards.
The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings (loss) per common share follows:

	Three months ended September 30		Nine months ended September 30
	2024	2023	2024	2023

Weighted average number of shares outstanding	11,404,360	10,756,156	11,142,043	10,754,709

Effect of dilutive securities, common share equivalents:
Stock options	182,607	-	159,900	-
Warrants	752,619	-	731,520	-
Restricted stock awards	241,542	-	216,113	-

Weighted average number of shares outstanding, used for computing diluted earnings (loss) per share	12,581,128	10,756,156	12,249,576	10,754,709
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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
Lease cost	2024	2023	2024	2023

Operating lease	$-	$41,342	$41,342	$124,026
Total lease cost	$-	$41,342	$41,342	$124,026

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$-	$49,145	$49,145	$96,629
Discount rate	-	5.50%	5.50%	5.50%
Remaining lease term in years	-	0.50	-	0.50
Rent expense for the three months ended September 30, 2024 and 2023 amounted to $-0- and $41,342, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Rent expense for the nine months ended September 30, 2024 and 2023 amounted to $41,342 and $124,026, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.
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
Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden was granted, under the terms of the 2014 Plan, during each of January 2023 and January 2024, a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2023, Ms. Golden was granted 101,111 shares of restricted stock pursuant to this provision. The 2023 grant will vest with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024, based on the continued provision of services through such dates. In January 2024, Ms. Golden was granted 64,085 shares of restricted stock pursuant to this provision. The 2024 grant will vest on January 2, 2025, based on the continued provision of services through such date. Further, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within 18 months following a change of control of the Company.
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
Barry Goldstein, formerly Executive Chairman of the Board, President and Chief Executive Officer (retired effective September 10, 2024)
Upon Mr. Goldstein's retirement on September 10, 2024, the balance of his previously unvested shares became fully vested.
.
Note 12 – Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the three months ended September 30, 2024, the Company accrued approximately $873,000 related to an employee bonus plan, of which $199,000 is allocated and recorded in loss and LAE, and $674,000 is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024 the Company accrued approximately $1,457,000 related to an employee bonus plan, of which $332,000 is allocated and recorded in loss and LAE, and $1,125,000 is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months and nine months ended September 30, 2023 the Company did not accrue for, or pay, bonuses related to an employee bonus plan.

Executive Bonus Plan

For the three months ended September 30, 2024, the Company accrued approximately $205,000 for a bonus pursuant to the Second Amended Golden Employment Agreement, of which $290,000 is recorded in other underwriting expenses, and $(85,000) is recorded in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the nine months ended September 30, 2024, the Company accrued approximately $322,000 for a bonus pursuant to the Second Amended Golden Employment Agreement, of which $290,000 is recorded in other underwriting expenses, and $32,000 is recorded in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). For the three months and nine months ended September 30, 2023 the Company did not accrue for, or pay, bonuses related to the Second Amended Golden Employment Agreement.
401(k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $74,000 and $90,000, respectively, of expense for the three months ended September 30, 2024 and 2023, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss). The Company incurred approximately $212,000 and $249,000, respectively, of expense for the nine months ended September 30, 2024 and 2023, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive income (loss).
Deferred Compensation Plan
On June 18, 2018, the Company adopted the Kingstone Companies, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan"). Effective December 22, 2022, the Company terminated the Deferred Compensation Plan. The assets of the Deferred Compensation Plan were liquidated in September 2024, by making payments to Participants in full satisfaction of their interest in the Deferred Compensation Plan.
The deferred compensation liability as of September 30, 2024 and December 31, 2023 amounted to $0 and $937,025, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Note 13 – Subsequent Events
The Company has evaluated events that occurred subsequent to September 30, 2024 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.
Reinsurance
Effective October 1, 2024, the Company entered into an additional catastrophe reinsurance treaty covering winter storms. The treaty covers winter storm losses of $5,500,000 in excess of $4,500,000 from October 1, 2024 through April 30, 2025. See Note 6 – Property and Casualty Insurance Activity - “Reinsurance”.
Debt - 2024 Notes
On November 13, 2024, the Company made an optional prepayment of $2,000,000 on the 2024 Notes. See Note 7 – Debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2023 was the 15th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended September 30, 2024 and 2023 respectively, 96.3% and 88.5% of KICO’s direct written premiums came from the New York policies. For the nine months ended September 30, 2024 and 2023 respectively, 95.6% and 88.1% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.
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
In May 2019, due to the poor performance of these lines we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of September 30, 2024 and December 31, 2023, there were no commercial liability policies in-force. As of September 30, 2024, these expired policies represent approximately 14.9% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

Livery physical damage: We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included.
Other: We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations.
Key GAAP and Non-GAAP Measures
We utilize the following key GAAP and non-GAAP measures in analyzing the results of our insurance underwriting business. See "Non-GAAP Financial Measures" for a reconciliation of the below non-GAAP measures to the most directly comparable GAAP measure:
Net loss ratio: The net loss ratio is a measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.
Underlying loss ratio: The underlying loss ratio is a non-GAAP ratio, which is computed as the difference between GAAP net loss ratio and the effect of prior year loss reserve development and catastrophes losses. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by prior year loss reserve development and catastrophe losses. Catastrophe losses cause our loss ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the net loss ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net loss ratio. The underlying loss ratio should not be considered a substitute for the net loss ratio and does not reflect our net loss ratio.

Net loss ratio excluding the effect of catastrophes: Net loss ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between GAAP net loss ratio and the effect of catastrophes on the net loss ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses cause our net loss ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the net loss ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net loss ratio. The net loss ratio excluding the effect of catastrophes should not be considered a substitute for the net loss ratio and does not reflect our net loss ratio.
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
Net underwriting expense ratio excluding the effect of catastrophes: Net underwriting expense ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between GAAP net underwriting expense ratio and the effect of catastrophes on the net underwriting expense ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses cause our net underwriting expense ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the underwriting expense ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net underwriting expense ratio. The net underwriting expense ratio excluding the effect of catastrophes should not be considered a substitute for the net underwriting expense ratio and does not reflect our net underwriting expense ratio.
Net combined ratio: The net combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net underwriting expense ratios. If the net combined ratio is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.
Net combined ratio excluding the effect of catastrophes: Net combined ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between GAAP combined ratio and the effect of catastrophes on the net combined ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses cause our net combined ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the net combined ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net combined ratio. The net combined ratio excluding the effect of catastrophes should not be considered a substitute for the net combined ratio and does not reflect our net combined ratio.
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
Net income (loss) from insurance underwriting business on a standalone basis: Net income (loss) from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net income (loss) without the effect of holding company operations on GAAP net income (loss). Management believes that this measure is useful to investors, and it is used by management to reveal the trends in our insurance underwriting business that may be obscured by holding company operations. Holding company operations cause our GAAP net income (loss) to vary significantly between periods as a result of their magnitude and can have a significant impact on GAAP net income (loss). Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is GAAP net income (loss). Net income (loss) from insurance underwriting business on a standalone basis should not be considered a substitute for GAAP net income (loss) and does not reflect our GAAP net income (loss).
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

Loss and Loss Adjustment Expense Reserves
Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024			As of December 31, 2023
($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$54,648	$13,755	$40,893	$67,108	$19,538	$47,570
Case LAE	6,189	1,214	4,975	5,726	1,121	4,605
IBNR loss	40,895	11,483	29,412	37,262	10,665	26,597
IBNR LAE	15,110	2,597	12,513	11,722	1,965	9,757
Total	$116,842	$29,049	$87,794	$121,818	$33,289	$88,529
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

Kingstone 2.0 (completed), Kingstone 3.0 (underway), and Change in Market Dynamics (underway)
Beginning in the fourth quarter of 2019, a series of strategic initiatives, coined “Kingstone 2.0”, were commenced to modernize our company. The pillars of the new strategy were as follows:
1.Strengthened the management team by adding highly qualified professionals with deep domain experience and diverse backgrounds;
2.Reduced expenses and increased efficiency by embracing technology, including converting to a new policy management system, retiring multiple legacy systems and starting up a new claims system, among other technology initiatives;
3.Developed and implemented a new, more highly segmented product suite (Kingstone Select) which better matches rate to risk using advanced analytics and an abundance of data; and
4.Better managed our catastrophe exposure in order to reduce loss cost and the growth rate of our probable maximum loss (“PML”) in order to mitigate the impact of the then emerging “hard market” in catastrophe reinsurance.
We announced the substantive completion of Kingstone 2.0 in late 2022 and embarked on a new strategy to optimize our in-force business, which we coined as “Kingstone 3.0”. The four pillars of this strategy entail:
1.Aggressively reducing the non-Core book of business, which has had a disproportionately negative impact on underwriting results, by stopping new business, culling the agent base, reducing commissions, or other means, subject to regulatory constraints. We have been aggressively reducing policy count. Our request to withdraw from the state of New Jersey was acknowledged in October 2023 and all remaining policies will be non-renewed over a two year period starting January 1, 2024. As of September 30, 2024, our non-Core policy count was down by 58.8% compared to September 30, 2023;
2.Adjusting pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensuring all policyholders are insured to value. Inflation has been a dominant headwind that is showing signs of stabilizing. We have been cognizant that inflation’s impact on loss costs places added pressure on premiums and, as such, we have been more frequent and aggressive with our rate change requests. Similarly, home replacement values reflect that same inflationary pressure. In September 2023, we completed our first cycle of valuation adjustments, making sure that all homes were insured to value. As a result, we have seen a rise in premiums attributable to the heightened replacement costs. All policies are renewed at the most current replacement cost. Overall average written premium for our legacy Core homeowners policies for the last 12 months, reflecting both rate and replacement cost changes, increased by 24.5%;
3.Tightly managing reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML. We needed to contain our exposure to spiking reinsurance pricing. We did so and were able to reduce the required limit to be purchased while maintaining our same risk tolerance. We used all the tools available to us to limit new business that was deemed to be too expensive and at the same time re-underwrote the book to cull those risks which presented the greatest risk; and
4.Continuing expense reduction focus with a goal of reducing the net underwriting expense ratio to 29% by year-end 2024. For the year ended December 31, 2023, we achieved our goal of 33%, with a net underwriting expense ratio of 32.9%. For the nine months ended September 30, 2024, the net underwriting expense ratio was 31.9%, a reduction of 1.1 points compared to the nine months ended September 30, 2023 but higher than our goal due to a higher accrual for employee bonuses and contingent commissions for producers to reflect greater profitability than originally projected.

We believe that the above actions taken resulted in our return to profitability for the three months and nine months ended September 30, 2024, will continue to have the intended effect and will continue through the remainder 2024 to result in a return to annual profitability.

On August 2, 2024, two large competitors announced a plan to wind down their personal lines operations in New York State and to non-renew or mid-term cancel their entire book of business before year end 2024. The policyholders of such competitors will need to find alternative coverage. In the quarter ended September 30, 2024, we are seeing a sizable increase in our policies in force and direct written premiums from these non-renewed and cancelled policies. We refer to this new business as a Change in Market Dynamics.
See the tables below for our Core and non-Core business for policies in force as of September 30, 2024 and 2023 and direct written premiums for the three months and nine months ended September 30, 2024 and 2023. For the three months ended September 30, 2024, our Core direct written premiums increased by 39.4% compared to the three months ended September 30, 2023, while Core policies in force increased by 1.2% as of September 30, 2024 as compared to September 30, 2023. For the same periods, our non-Core policies in force decreased by 58.8% and non-Core direct written premiums also decreased by 58.8%.
For the nine months ended September 30, 2024, our Core direct written premiums increased by 25.0% compared to the nine months ended September 30, 2023, while Core policies in force increased by 1.2% as of September 30, 2024 as compared to September 30, 2023. For the same periods, our non-Core policies in force decreased by 58.8% and non-Core direct written premiums decreased by 58.0%.

	As of September 30,
	2024	2023	Change	Percent

Policies In Force, as of end of Period
Core	69,347	68,498	849	1.2%
Non-Core	5,540	13,457	(7,917)	(58.8)%
Total policies in force	74,887	81,955	(7,068)	(8.6)%

	Three months ended September 30,				Nine months ended September 30,
(000’s except percentages)	2024	2023	Change	Percent	2024	2023	Change	Percent

Direct written premiums
Core	$64,170	$46,026	$18,144	39.4%	$162,063	$129,665	$32,398	25.0%
Non-Core	2,457	5,966	(3,509)	(58.8)%	7,384	17,572	(10,188)	(58.0)%
Total direct written premiums	$66,627	$51,992	$14,635	28.1%	$169,447	$147,237	$22,210	15.1%
(Columns in the table above may not sum to totals due to rounding)
See the tables below comparing the quarterly trends and changes from our Core and non-Core business for policies in force and direct written premiums from December 31, 2023 through September 30, 2024. For the three months ended September 30, 2024, our Core direct written premiums increased by 25.1% compared to the three months ended June 30, 2024, while Core policies in force increased by 3.6% as of September 30, 2024. For the same period, our non-Core direct written premiums increased by 12.2% compared to the three months ended June 30, 2024, while non-Core policies in force decreased by 24.2% as of September 30, 2024.

(000’s except percentages)	September 30, 2024	Sequential Change	June 30, 2024	Sequential Change	December 31, 2023

Policies In Force, as of end of Period
Core	69,347	3.6%	66,934	-0.9%	67,575
Non-Core	5,540	-24.2%	7,306	-32.5%	10,823
Total policies in force	74,887	0.9%	74,240	-5.3%	78,398

	Three months ended
(000’s except percentages)	September 30, 2024	Sequential Change	June 30, 2024	Sequential Change	December 31, 2023

Direct written premiums
Core	$64,170	25.1%	$51,306	9.1%	$47,027
Non-Core	2,457	12.2%	2,190	-63.0%	5,911
Total direct written premiums	$66,627	24.5%	$53,495	1.1%	$52,938
(Columns in the table above may not sum to totals due to rounding)
Consolidated Results of Operations
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2024	2023	Change	Percent
Revenues
Direct written premiums	$169,447	$147,237	$22,210	15.1%
Assumed written premiums	-	-	-	na%
	169,447	147,237	22,210	15.1%
Ceded written premiums
Ceded to quota share treaties (1)	35,209	38,832	(3,623)	(9.3)%
Ceded to excess of loss treaties	4,491	3,861	630	16.3%
Ceded to catastrophe treaties	29,682	33,271	(3,589)	(10.8%)
Total ceded written premiums	69,381	75,964	(6,582)	(8.7)%

Net written premiums	100,065	71,273	28,792	40.4%

Change in unearned premiums
Direct and assumed	(14,353)	4,331	(18,684)	na%
Ceded to reinsurance treaties (1)	6,819	10,097	(3,278)	(32.5)%
Change in net unearned premiums	(7,535)	14,428	(21,963)	152.2%

Premiums earned
Direct and assumed	155,094	151,568	3,526	2.3%
Ceded to reinsurance treaties	(62,562)	(65,866)	3,304	5.0%
Net premiums earned	92,531	85,701	6,830	8.0%

Ceding commission revenue (1)	13,871	16,394	(2,523)	(15.4)%
Net investment income	4,917	4,437	480	10.8%
Net gains on investments	1,319	598	721	120.6%
Other income	401	454	(53)	(11.7)%
Total revenues	113,039	107,584	5,455	5.1%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	55,481	89,826	(34,345)	(38.2)%
Losses from catastrophes (2)	3,389	10,746	(7,357)	(68.5)%
Total direct and assumed loss and loss adjustment expenses	58,870	100,572	(41,702)	(41.5)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	12,809	30,558	(17,749)	(58.1)%
Losses from catastrophes (2)	935	3,461	(2,526)	(73.0)%
Total ceded loss and loss adjustment expenses	13,744	34,019	(20,275)	(59.6)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	42,672	59,268	(16,596)	(28.0)%
Losses from catastrophes (2)	2,454	7,285	(4,831)	(66.3)%
Net loss and loss adjustment expenses	45,125	66,553	(21,428)	(32.2)%

Commission expense	25,089	25,221	(132)	(0.5)%
Other underwriting expenses	18,676	19,874	(1,198)	(6.0)%
Other operating expenses	2,821	1,868	953	51.0%
Depreciation and amortization	1,836	2,328	(492)	(21.1)%
Interest expense	2,884	3,005	(121)	(4.0)%
Total expenses	96,430	118,848	(22,418)	(18.9)%

Income (loss) before taxes	16,609	(11,264)	27,873	na%
Income tax expense (benefit)	3,689	(2,149)	5,838	na%
Net income (loss)	$12,920	$(9,114)	$22,034	na%
(Columns in the table above may not sum to totals due to rounding)

(1)For the nine months ended September 30, 2023, our personal lines business was subject to a 30% quota share treaty, expiring on January 1, 2024, which included a runoff of an 8.5% portion through the remainder of 2023. Effective January 1, 2024, we entered into a 27% personal lines quota share treaty, which includes a runoff of a 3.0% portion through the end of 2024.
(2)The nine months ended September 30, 2024 and 2023 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Nine months ended September 30,
	2024	2023	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	48.8%	77.7%	(28.9)	(37.2)%
Net underwriting expense ratio	31.9%	33.0%	(1.1)	(3.3)%
Net combined ratio	80.7%	110.7%	(30.0)	(27.1)%
Direct Written Premiums
Direct written premiums during the nine months ended September 30, 2024 (“Nine Months 2024”) were $169,447,000 compared to $147,237,000 during the nine months ended September 30, 2023 (“Nine Months 2023”). The increase of $22,210,000, or 15.1%, was primarily due to an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Nine Months 2024 were $159,213,000, an increase of $22,612,000, or 16.6%, from $136,601,000 in Nine Months 2023. The 16.6% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 25.0% offsetting a 58.0% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans. Beginning in the quarter ended September 30, 2024, the Change in Market Dynamics became a major factor to the increase in direct written premiums from our personal line business.
Direct written premiums from our livery physical damage business for Nine Months 2024 were $10,166,000, a decrease of $393,000, or 3.7%, from $10,559,000 in Nine Months 2023. The decrease in livery physical damage direct written premiums was due to an underwriting restriction in place to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The decrease was offset by an increase in the values of the autos insured.
Direct written premiums from our Core business were $162,063,000 in Nine Months 2024 compared to $129,665,000 in Nine Months 2023, an increase of $32,398,000, or 25.0%. The increase in direct written premiums from our Core business was due to rate increases and an increase in policies in force. Policies in force from our Core business increased by 1.2% in Nine Months 2024 compared to Nine Months 2023. Direct written premiums from our non-Core business were $7,384,000 in Nine Months 2024, as compared to $17,572,000 in Nine Months 2023, a decrease of $10,188,000, or 58.0%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 58.8% in Nine Months 2024 compared to Nine Months 2023. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.
Net Written Premiums and Net Premiums Earned
Net written premiums increased $28,792,000, or 40.4%, to $100,065,000 in Nine Months 2024 from $71,273,000 in Nine Months 2023. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Nine Months 2024 is primarily due to the additional premiums from the Change in Market Dynamics, changes to our personal lines quota share reinsurance treaty, and a decrease in catastrophe reinsurance premiums. See quota share reinsurance treaties discussion below.
Quota share reinsurance treaties
On January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Our personal lines business was subject to the 2024/2025 Treaty in Nine Months 2024, and the 2023/2024 Treaty in Nine Months 2023. In Nine Months 2024, our premiums ceded under quota share treaties decreased by $3,623,000 in comparison to premiums ceded under quota share treaties in Nine Months 2023 (see table above). The decrease in Nine Months 2024 was attributable to the decrease in quota share ceding percentage rates, offset by an increase in direct written premiums subject to the 2024/2025 Treaty compared to direct written premiums subject to the 2023/2024 Treaty.
Excess of loss reinsurance treaties
An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Nine Months 2024, our ceded excess of loss reinsurance premiums increased by $630,000 over the comparable ceded excess of loss premiums for Nine Months 2023. The increase was due to an increase in subject premiums and the heightened cost of coverage obtained. Effective January 1, 2023, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2023 through January 1, 2024. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025.
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. Under Kingstone 2.0 and 3.0 we had a decrease in policies in force, resulting in a decrease in catastrophe exposure, and a decrease in catastrophe premiums. On July 1, 2024 and 2023, we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter. Our catastrophe premiums were $29,682,000 in Nine Months 2024, compared to $33,271,000 in Nine Months 2023, a decrease of $3,589,000, or 10.8%.
Net premiums earned
Net premiums earned increased $6,830,000, or 8.0%, to $92,531,000 in Nine Months 2024 from $85,701,000 in Nine Months 2023. The increase was due to the three percentage point reduction in quota share rates discussed above, the run-off of a portion of the 2021-2023 Treaty, which increased the premiums ceded and reduced the net premiums earned in Nine Months 2023, the increase in premiums from the Change in Market Dynamics in Nine Months 2024, and a decrease in catastrophe premium rates after June 30, 2024 reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned. offset by an increase in catastrophe premium rates through June 30, 2024, reflected in ceded catastrophe premiums earned, which reduced the amount of growth in net premiums earned during the first six months of 2024.

Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2024	2023	Change	Percent

Provisional ceding commissions earned	$13,860	$15,733	$(1,873)	(11.9)%
Contingent ceding commissions earned	11	661	(650)	(98.3)%

Total ceding commission revenue	$13,871	$16,394	$(2,523)	(15.4)%
Ceding commission revenue was $13,871,000 in Nine Months 2024 compared to $16,394,000 in Nine Months 2023. The decrease of $2,523,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In Nine Months 2024, we earned provisional ceding commissions of $13,860,000 from personal lines earned premiums ceded under the 2024/2025 Treaty, and in Nine Months 2023, we earned provisional ceding commissions of $15,733,000 from personal lines earned premiums ceded under the 2023/2024 Treaty. The decrease of $1,873,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Nine Months 2024 compared to Nine Months 2023, offset by an increase in ceding commission rates under the 2024/2025 Treaty.
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
Net Investment Income
Net investment income was $4,917,000 in Nine Months 2024 compared to $4,437,000 in Nine Months 2023, an increase of $480,000, or 10.8%. The average yield on non-cash invested assets was 3.50% as of September 30, 2024 compared to 3.73% as of September 30, 2023.
Cash and invested assets were $221,847,000 as of September 30, 2024 compared to $172,095,000 as of September 30, 2023, an increase of $49,752,000.
Net Gains on Investments
Net gains on investments were $1,319,000 in Nine Months 2024 compared to net gains of $598,000 in Nine Months 2023. Unrealized gains on our equity securities and other investments in Nine Months 2024 were $1,379,000, compared to unrealized gains of $615,000 in Nine Months 2023. Net realized (losses) on sales of investments were $(60,000) in Nine Months 2024 compared to net realized (losses) of $(17,000) in Nine Months 2023.
Other Income
Other income was $401,000 in Nine Months 2024 compared to $454,000 in Nine Months 2023, a decrease of $53,000, or 11.7%.

Net Loss and LAE
Net loss and LAE was $45,125,000 for Nine Months 2024 compared to $66,553,000 for Nine Months 2023. The net loss ratio was 48.8% in Nine Months 2024 compared to 77.7% in Nine Months 2023, a decrease of 28.9 percentage points.
The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

Year to Date Net Loss Ratio Components
2024: 48.8%, 2023: 77.7%
Excluding Commercial Lines ("x CL"): 2024: 47.3%, 2023: 77.2%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
-10%
2.7%
47.9%
-1.8%
8.5%
69.2%
0.0%
2.7%
47.9%
-3.2%
8.5%
69.2%
-0.5%
2024 ALL
2023 ALL
2024 ALL x CL
2023 ALL x CL
Underlying
Catastrophes
Prior Year Development

(Percent components may not sum to totals due to rounding)
The net loss ratio for Nine Months 2024 improved significantly compared to Nine Months 2023. For Nine Months 2024, the catastrophe impact, prior year development, and underlying loss ratio(1) (loss ratio excluding the impact of catastrophe and prior year development) were all lower than for Nine Months 2023.

There were sixteen newly designated catastrophe events for Nine Months 2024. The estimated total net catastrophe impact for Nine Months 2024 was $2,454,000, which contributed 2.7 points to the loss ratio. By comparison, the catastrophe impact for Nine Months 2023 was 8.5 points. Losses from winter-related catastrophe claims were minimal during Nine Months 2024, whereas the previous year was impacted by a major winter event in February 2023.

The underlying loss ratio(1) was 47.9% for Nine Months 2024, a decrease of 21.3 points from the 69.2% underlying loss ratio(1) recorded for Nine Months 2023. Overall personal lines non-catastrophe frequency for Nine Months 2024 was lower than the same period in 2023, which is believed to be the result of better risk selection in the Company’s Select product as well as the Company’s active efforts to manage less profitable segments. Overall non-catastrophe severity for Nine Months 2024 also improved compared to Nine Months 2023, primarily driven by the reduction in the non-Core business and a reduced impact from large losses.

There was favorable prior year development of $1,637,000 during Nine Months 2024, which translates to a 1.8 point decrease to the net loss ratio. By comparison, the impact of prior year development for Nine Months 2023 was a decrease of less than 0.1 points.
(1) Underlying loss ratio is a non-GAAP ratio, which is computed as the difference between GAAP net loss ratio and the effect of prior year loss reserve development and catastrophes losses. See "Non-GAAP Financial Measures" for the reconciliation of underlying loss ratio to the GAAP measure of net loss ratio.
See table below under “Additional Financial Information” summarizing net loss ratios by line of business.
Commission Expense
Commission expense was $25,089,000 in Nine Months 2024 or 16.2% of direct earned premiums. Commission expense was $25,221,000 in Nine Months 2023 or 16.6% of direct earned premiums. The decrease of $132,000 was primarily due to a reduction in commission rates on our legacy policies in accordance with our Kingstone 3.0 strategy as well as the lower commission rate paid on Select products as compared to legacy products. The decrease was offset by an accrual of $2,126,000 for estimated contingent commissions based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $18,676,000, or 12.0% of direct earned premiums, in Nine Months 2024 compared to $19,874,000, or 13.1% of direct earned premiums, in Nine Months 2023. The decrease of $1,198,000, or 6.0%, was primarily due to a $365,000 gain on the commutations of prior years’ quota share reinsurance treaties from a group of reinsurers, decreases in salaries and employment costs as described below, and a decrease in policy management system fees. The decreases were partially offset by the impact of high inflation.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $9,595,000 in Nine Months 2024 compared to $8,692,000 in Nine Months 2023. The increase of $903,000, or 10.4%, is favorable when compared to the 15.1% increase in direct written premiums. The increase in salaries and employment costs was due to $1,125,000 accrued under our employee bonus plans due to the profitable underwriting insurance operations in Nine Months 2024 compared to a loss in Nine Months 2023, and $290,000 accrued under our executive bonus plan pursuant to the employment agreement of our Chief Executive Officer. The increases related to bonuses were offset by a reduction in our staff in June and July of 2023 as we have been reducing our non-Core business. The decrease from the reduction in staff was partially offset in the periods following Nine Months 2023, as we began to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies. In addition, we are now hiring additional staff to handle the new business from the Change in Market Dynamics.

Our net underwriting expense ratio in Nine Months 2024 was 31.9% compared to 33.0% in Nine Months 2023. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended September 30,		Percentage Point Change
	2024	2023
Other underwriting expenses
Employment costs	10.4%	10.1%	0.3
Underwriting fees (inspections/surveys)	1.4	1.6	(0.2)
IT expenses	2.2	3.0	(0.8)
Professional fees	0.8	1.0	(0.2)
Other expenses	5.4	7.3	(1.9)
Total other underwriting expenses	20.2	23.0	(2.8)

Commission expense	27.1	29.4	(2.3)

Ceding commission revenue
Provisional	(15.0)	(18.4)	3.4
Contingent	-	(0.8)	0.8
Total ceding commission revenue	(15.0)	(19.2)	4.2

Other income	(0.4)	(0.5)	0.1

Net underwriting expense ratio	31.9%	33.0%	(1.1)
(Components may not sum to totals due to rounding)
Other Operating Expenses
Other operating expenses, related to the expenses of our holding company and Cosi, were $2,821,000 for Nine Months 2024 compared to $1,868,000 for Nine Months 2023. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2024	2023	Change	Percent

Other operating expenses
Employment costs	$285	$235	$50	21.3%
Executive bonus	32	-	32	na
Equity compensation	906	636	270	42.5
Equity compensation - liability	150	-	150	na
Professional	287	223	64	28.7
Directors fees	251	206	45	21.8
Insurance	149	139	10	7.2
Loss on extinguishment of debt	297	-	297	na
Other expenses	464	429	35	8.2
Total other operating expenses	$2,821	$1,868	$953	51.0%

(Components may not sum to totals due to rounding)
The increase in Nine Months 2024 of $953,000, or 51.0%, as compared to Nine Months 2023 was primarily due to an increase in equity compensation and loss on extinguishment of debt. The increase in equity compensation is due to accelerated vesting in September 2024 as a result of the retirement of our executive chairman, and an equity compensation liability accrual for our senior leadership team pursuant to our employee bonus plan. The $297,000 loss on extinguishment of debt loss is due to writing off the balance of unamortized debt issue costs from the 2022 Notes at the time of the 2024 Exchange Agreement as disclosed in Note 7 to the condensed consolidated financial statements.
Depreciation and Amortization
Depreciation and amortization was $1,836,000 in Nine Months 2024 compared to $2,328,000 in Nine Months 2023. The decrease of $492,000, or 21.1%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, which allowed us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.
Interest Expense
Interest expense in Nine Months 2024 was $2,884,000 compared to $3,005,000 in Nine Months 2023, a decrease of $121,000 or 4.0%. In Nine Months 2024 and Nine Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2022 Notes and 2024 Notes. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with the 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the balance of the 2022 Notes were exchanged for the 2024 Notes, which provide for interest at the rate of 13.75% per annum. In September 2024 we paid an additional principal amount of $3,000,000 reducing the balance of the 2024 Notes to $11,950,000 at September 30, 2024. On November 13, 2024, we made an optional prepayment of $2,000,000 on the 2024 Notes, further reducing the balance to $9,950,000. In addition, we also incur interest expense on the 2022 equipment financing.
Income Tax Expense (Benefit)
Income tax expense in Nine Months 2024 was $3,689,000, which resulted in an effective tax rate of 22.2%. Income tax (benefit) in Nine Months 2023 was $(2,149,000), which resulted in an effective tax rate of 19.1%. Income before taxes was $16,609,000 in Nine Months 2024 compared to a (loss) before taxes of $(11,264,000) in Nine Months 2023. The difference in effective tax rate is due to the effect of permanent differences in Nine Months 2024 compared to Nine Months 2023.
Net Income (Loss)
Net income was $12,920,000 in Nine Months 2024 compared to a net (loss) of $(9,114,000) in Nine Months 2023. The increase from net loss to net income of $23,034,000 was due to the circumstances described above.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2024	2023	Change	Percent
Revenues
Direct written premiums	$66,627	$51,992	$14,635	28.1%
Assumed written premiums	-	-	-	na%
	66,627	51,992	14,635	28.1%
Ceded written premiums
Ceded to quota share treaties (1)	14,168	12,210	1,958	16.0%
Ceded to excess of loss treaties	1,726	1,726	-	—%
Ceded to catastrophe treaties	30,188	34,381	(4,193)	(12.2)%
Total ceded written premiums	46,081	48,317	(2,236)	(4.6)%

Net written premiums	20,545	3,675	16,870	459.0%

Change in unearned premiums
Direct and assumed	(12,540)	(1,247)	(11,293)	(906)%
Ceded to reinsurance treaties (1)	25,402	25,510	(108)	(0.4)%
Change in net unearned premiums	12,862	24,263	(11,401)	(47.0)%

Premiums earned
Direct and assumed	54,087	50,745	3,342	6.6%
Ceded to reinsurance treaties	(20,679)	(22,807)	2,128	9.3%
Net premiums earned	33,407	27,938	5,469	19.6%

Ceding commission revenue (1)	4,742	5,536	(794)	(14.3)%
Net investment income	1,650	1,444	206	14.3%
Net gains (losses) on investments	827	(824)	1,651	na%
Other income	147	142	5	3.5%
Total revenues	40,772	34,237	6,535	19.1%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,212	29,570	(13,358)	(45.2)%
Losses from catastrophes (2)	740	2,871	(2,131)	(74.2)%
Total direct and assumed loss and loss adjustment expenses	16,952	32,441	(15,489)	(47.7)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,766	9,797	(6,031)	(61.6)%
Losses from catastrophes (2)	158	712	(554)	(77.8)%
Total ceded loss and loss adjustment expenses	3,924	10,509	(6,585)	(62.7)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	12,445	19,773	(7,328)	(37.1)%
Losses from catastrophes (2)	582	2,159	(1,577)	(73.0)%
Net loss and loss adjustment expenses	13,028	21,932	(8,904)	(40.6)%

Commission expense	9,004	8,210	794	9.7%
Other underwriting expenses	6,895	6,319	576	9.1%
Other operating expenses	1,242	442	800	181.0%
Depreciation and amortization	619	741	(122)	(16.5)%
Interest expense	900	989	(89)	(9.0)%
Total expenses	31,688	38,633	(6,945)	(18.0)%

Income (loss) before taxes	9,084	(4,397)	13,481	na%
Income tax expense (benefit)	2,106	(859)	2,965	na%
Net income (loss)	$6,978	$(3,538)	$10,516	na%

(1)For the three months ended September 30, 2023, our personal lines business was subject to a 30% quota share treaty, expiring on January 1, 2024, which included a runoff of an 8.5% portion through the remainder of 2023. Effective January 1, 2024, we entered into a 27% personal lines quota share treaty, which includes a runoff of a 3.0% portion through the end of 2024.
(2)The three months ended September 30, 2024 and 2023 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended September 30,
	2024	2023	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	39.0%	78.5%	(39.5)	(50.3)%
Net underwriting expense ratio	33.0%	31.7%	1.3	4.1%
Net combined ratio	72.0%	110.2%	(38.2)	(34.7)%
Direct Written Premiums
Direct written premiums during the three months ended September 30, 2024 (“Three Months 2024”) were $66,627,000 compared to $51,992,000 during the three months ended September 30, 2023 (“Three Months 2023”). The increase of $14,635,000, or 28.1%, was primarily due to an increase in premiums from our personal lines business.
Direct written premiums from our personal lines business for Three Months 2024 were $63,336,000, an increase of $14,917,000, or 30.8%, from $48,419,000 in Three Months 2023. The 30.8% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 39.4% offsetting a 58.8% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans. Beginning in Three Months 2024, the Change in Market Dynamics became a major factor to the increase in direct written premiums from our personal line business.
Direct written premiums from our livery physical damage business for Three Months 2024 were $3,266,000, a decrease of $278,000, or 7.8%, from $3,544,000 in Three Months 2023. The decrease in livery physical damage direct written premiums was due to an underwriting restriction in place to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The decrease was offset by an increase in the values of the autos insured.
Direct written premiums from our Core business were $64,170,000 in Three Months 2024 compared to $46,026,000 in Three Months 2023, an increase of $18,144,000, or 39.4%. The increase in direct written premiums from our Core business was due to rate increases and an increase in policies in force. Policies in force from our Core business increased by 1.2% in Three Months 2024 compared to Three Months 2023. Direct written premiums from our non-Core business were $2,457,000 in Three Months 2024 as compared to $5,966,000 in Three Months 2023, a decrease of $3,509,000, or 58.8%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 58.8% in Three Months 2024 compared to Three Months 2023. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.
Net Written Premiums and Net Premiums Earned
Net written premiums increased $16,870,000, or 459.0%, to $20,545,000 in Three Months 2024 from $3,675,000 in Three Months 2023. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Three Months 2024 is primarily due to the additional premiums from the Change in Market Dynamics, changes to our personal lines quota share reinsurance treaty, and a decrease in catastrophe reinsurance premiums. See quota share reinsurance treaties discussion below.

Quota share reinsurance treaties
On January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Our personal lines business was subject to the 2024/2025 Treaty in Three Months 2024, and the 2023/2024 Treaty in Three Months 2023. In Three Months 2024, our premiums ceded under quota share treaties increased by $1,958,000 in comparison to premiums ceded under quota share treaties in Three Months 2023 (see table above). The increase in Three Months 2024 was attributable to the increase in direct written premiums subject to the 2024/2025 Treaty compared to direct written premiums subject to the 2023/2024 Treaty. The increase in ceded premiums related to the increase in direct written premiums was offset by the decrease in quota share ceding percentage rates.
Excess of loss reinsurance treaties
An increase in written premiums will increase the premiums ceded under our excess of loss treaties. In Three Months 2024, our ceded excess of loss reinsurance premiums remained flat over the comparable ceded excess of loss premiums for Three Months 2023. Effective January 1, 2023, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2023 through January 1, 2024. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025.
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates are stable or are increasing. Under Kingstone 2.0 and 3.0 we had a decrease in policies in force, resulting in a decrease in catastrophe exposure, and a decrease in catastrophe premiums. On July 1, 2024 and 2023, we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter. Our catastrophe premiums were $30,188,000 in Three Months 2024, compared to $34,381,000 in Three Months 2023, a decrease of $4,193,000, or 12.2%.
Net premiums earned
Net premiums earned increased $5,469,000, or 19.6%, to $33,407,000 in Three Months 2024 from $27,938,000 in Three Months 2023. The increase was due to the three percentage point reduction in quota share rates discussed above, the run-off of a portion of the 2021-2023 Treaty, which increased the premiums ceded and reduced the net premiums earned in Three Months 2023, the increase in premiums from the Change in Market Dynamics in Three Months 2024, and a decrease in catastrophe premium rates, reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned.
Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2024	2023	Change	Percent

Provisional ceding commissions earned	$4,743	$4,992	$(249)	(5.0)%
Contingent ceding commissions earned	(1)	544	(545)	na%

Total ceding commission revenue	$4,742	$5,536	$(794)	(14.3)%

Ceding commission revenue was $4,742,000 in Three Months 2024 compared to $5,536,000 in Three Months 2023. The decrease of $794,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In Three Months 2024, we earned provisional ceding commissions of $4,743,000 from personal lines earned premiums ceded under the 2024/2025 Treaty, and in Three Months 2023, we earned provisional ceding commissions of 4,992,000 from personal lines earned premiums ceded under the 2023/2024 Treaty. The decrease of $249,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Three Months 2024 compared to Three Months 2023, offset by an increase in ceding commission rates under the 2024/2025 Treaty.
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
Net Investment Income
Net investment income was $4,917,000 in Three Months 2024 compared to $4,437,000 in Three Months 2023, an increase of $480,000, or 10.8%. The average yield on non-cash invested assets was 3.50% as of September 30, 2024 compared to 3.73% as of September 30, 2023.
Cash and invested assets were $221,847,000 as of September 30, 2024 compared to $172,095,000 as of September 30, 2023, an increase of $49,752,000.
Net Gains on Investments
Net gains on investments were $827,000 in Three Months 2024 compared to net (losses) of $(824,000) in Three Months 2023. Unrealized gains on our equity securities and other investments in Three Months 2024 were $461,000, compared to unrealized (losses) of $(820,000) in Three Months 2023. Net realized gains on sales of investments were $366,000 in Three Months 2024 compared to net realized (losses) of $(4,000) in Three Months 2023.
Other Income
Other income was $147,000 in Three Months 2024 compared to $142,000 in Three Months 2023, a decrease of $5,000, or 3.5%.
Net Loss and LAE
Net loss and LAE was $13,028,000 for Three Months 2024 compared to $21,932,000 for Three Months 2023. The net loss ratio was 39.0% in Three Months 2024 compared to 78.5% in Three Months 2023, a decrease of 39.5 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

Calendar Quarter Net Loss Ratio Components
Q3 2024: 39.0%, Q3 2023: 78.5%
Excluding Commercial Lines ("x CL"): Q3 2024: 37.9%, Q3 2023: 77.2%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
-10%
1.7%
39.2%
-1.9%
0.0%
7.7%
70.8%
1.7%
39.2%
-3.0%
7.7%
70.8%
-1.3%
Q3 2024 ALL
Q3 2023 ALL
Q3 2024 ALL x CL
Q3 2023 ALL x CL
Underlying
Catastrophes
Prior Year Development

(Percent components may not sum to totals due to rounding)
The net loss ratio for Three Months 2024 improved significantly compared to Three Months 2023. For Three Months 2024, the catastrophe impact, prior year development, and underlying loss ratio (1) (loss ratio excluding the impact of catastrophe and prior year development) were all lower than Three Months 2023.
There were six newly designated catastrophe events for Three Months 2024, and the total loss ratio impact was immaterial. The estimated total net catastrophe impact for the calendar quarter was $582,000, which contributed 1.7 points to the net loss ratio. By comparison, the catastrophe impact for Three Months 2023 was 7.7 points.
The underlying loss ratio(1) was 39.2% for Three Months 2024, a decrease of 31.6 points from the 70.8% underlying loss ratio(1) recorded for Three Months 2023. Overall personal lines non-catastrophe frequency for Three Months 2024 was lower than the same period in 2023, which is believed to be the result of better risk selection in the Company’s Select product rollout as well as the Company’s active efforts to manage less profitable segments. Overall non-catastrophe severity for Three Months 2024 was also improved compared to Three Months 2023, primarily driven by the reduction in non-Core business and a reduced impact from large losses.
There was favorable prior year development of $641,000 during Three Months 2024, which translates to a 1.9-point decrease to the loss ratio. By comparison, the impact of prior year development for Three Months 2023 was an increase of less than 0.1 points.
(1) Underlying loss ratio is a non-GAAP ratio, which is computed as the difference between GAAP net loss ratio and the effect of prior year loss reserve development and catastrophes losses. See "Non-GAAP Financial Measures" for the reconciliation of underlying loss ratio to the GAAP measure of net loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.
Commission Expense
Commission expense was $9,004,000 in Three Months 2024 or 16.6% of direct earned premiums. Commission expense was $8,210,000 in Three Months 2023 or 16.2% of direct earned premiums. The increase of $794,000 was primarily due to an accrual of $1,278,000 for an estimated contingent commission based on the profitability of the business. The increase was offset by a reduction in commission rates on our legacy policies in accordance with our Kingstone 3.0 strategy as well as the lower commission rate paid on Select products as compared to legacy products.
Other Underwriting Expenses
Other underwriting expenses were $6,895,000, or 12.7% of direct earned premiums, in Three Months 2024 compared to $6,319,000, or 12.5% of direct earned premiums, in Three Months 2023. The increase of $576,000, or 9.1%, was primarily due to employee and executive bonuses as described below, partially offset by a decrease in policy management system fee, and a decrease in other IT costs. In addition, other operating expenses were impacted by inflation. Our largest single component of other underwriting expenses is salaries and employment costs, with costs excluding employee bonuses of $2,893,000 in Three Months 2024 compared to $2,817,000 in Three Months Ended 2023. The increase of $76,000, or 2.7%, is favorable when compared to the 28.1% increase in direct written premiums. In Three Months 2024, employee bonuses accruals were $674,000 accrued under our employee bonus plan due to the profitable underwriting insurance operations in Three Months 2024 compared to a loss in Three Months 2023, and $290,000 accrued under our executive bonus plan pursuant to the employment agreement with our Chief Executive Officer.
Our net underwriting expense ratio in Three Months 2024 was 33.0% compared to 31.7% in Three Months 2023. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended September 30,		Percentage Point Change
	2024	2023
Other underwriting expenses
Employment costs	11.5%	10.1%	1.4
Underwriting fees (inspections/surveys)	1.3	1.5	(0.2)
IT expenses	2.2	2.9	(0.7)
Professional fees	0.6	1.1	(0.5)
Other expenses	5.0	7.0	(2.0)
Total other underwriting expenses	20.6	22.6	(2.0)

Commission expense	27.0	29.4	(2.4)

Ceding commission revenue
Provisional	(14.2)	(17.9)	3.7
Contingent	-	(1.9)	1.9
Total ceding commission revenue	(14.2)	(19.8)	5.6

Other income	(0.4)	(0.5)	0.1

Net underwriting expense ratio	33.0%	31.7%	1.3
(Components may not sum to totals due to rounding)

Other Operating Expenses
Other operating expenses, related to the expenses of our holding company and Cosi, were $1,242,000 for Three Months 2024 compared to $442,000 for Three Months 2023. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended September 30,
($ in thousands)	2024	2023	Change	Percent

Other operating expenses
Employment costs	$62	$36	$26	72.2%
Executive bonus	(85)	-	(85)	na
Equity compensation	359	207	152	73.4
Equity compensation - liability	150	—	150	na
Professional	131	(9)	140	na
Directors fees	101	69	32	46.4
Insurance	47	53	(6)	(11.3)
Loss on extinguishment of debt	297	—	297	na
Other expenses	180	86	94	109.3
Total other operating expenses	$1,242	$442	$800	181.0%

(Components may not sum to totals due to rounding)
The increase in Three Months 2024 of $800,000, or 181.0%, as compared to Three Months 2023 was primarily due to an increase in equity compensation and loss on extinguishment of debt. The increase in equity compensation is due to accelerated vesting in September 2024 as a result of the retirement of our executive chairman, and an equity compensation liability accrual for our senior leadership team pursuant to our employee bonus plan. The $297,000 loss on extinguishment of debt loss is due to writing off the balance of unamortized debt issue costs from the 2022 Notes at the time of the 2024 Exchange Agreement as disclosed in Note 7 to the condensed consolidated financial statements. These increases were partially offset by a decrease in executive bonus. A bonus is accrued pursuant to the employment agreement of our Chief Executive Officer. The negative executive bonus of $85,000 is due to a $117,000 reallocation of the bonus to other underwriting expenses accrued through June 30, 2024. The net accrual of $32,000 is a result of the profitable operations before taxes in Three Months 2024 compared to a loss in Three Months 2023.
Depreciation and Amortization
Depreciation and amortization was $619,000 in Three Months 2024 compared to $741,000 in Three Months 2023. The decrease of $122,000, or 16.5%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, now allowing us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.
Interest Expense
Interest expense in Three Months 2024 was $900,000 compared to $989,000 in Three Months 2023, a decrease of $89,000 or 9.0%. In Three Months 2024 and Three Months 2023, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2022 Notes and the 2024 Notes. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the balance of the 2022 Notes were exchanged for the 2024 Notes, which provide for interest at the rate of 13.75% per annum. In September 2024 we paid an additional principal amount of $3,000,000 reducing the balance of the 2024 Notes to $11,950,000 at September 30, 2024. On November 13, 2024, we made an optional prepayment of $2,000,000 on the 2024 Notes, further reducing the balance to $9,950,000. In addition, we also incur interest expense on the 2022 equipment financing.
Income Tax Expense (Benefit)
Income tax expense in Three Months 2024 was $2,106,000, which resulted in an effective tax rate of 23.2%. Income tax (benefit) in Three Months 2023 was $(859,000), which resulted in an effective tax rate of 19.5%. Income before taxes was $9,084,000 in Three Months 2024 compared to a loss before taxes of $4,397,000 in Three Months 2023. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2024 compared to Three Months 2023.
Net Income (Loss)
Net income was $6,978,000 in Three Months 2024 compared to a net loss of $3,538,000 in Three Months 2023. The increase from net loss to net income of $10,516,000 was due to the circumstances described above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross premiums written:
Personal lines	$63,336,355	$48,418,956	$159,213,386	$136,601,070
Livery physical damage	3,265,709	3,543,810	10,165,891	10,559,310
Other(1)	24,600	29,480	67,326	76,256
Total gross premiums written	$66,626,664	$51,992,246	$169,446,603	$147,236,636

Net premiums written:
Personal lines	$17,261,087	$110,328	$89,848,898	$60,662,578
Livery physical damage	3,265,709	3,543,810	10,165,891	10,559,310
Other(1)	18,395	21,162	50,478	51,179
Total net premiums written	$20,545,191	$3,675,300	$100,065,267	$71,273,067

Net premiums earned:
Personal lines	$29,801,629	$24,346,521	$81,558,589	$75,441,482
Livery physical damage	3,587,808	3,571,160	10,916,903	10,192,773
Other(1)	17,757	20,637	55,216	67,212
Total net premiums earned	$33,407,194	$27,938,318	$92,530,708	$85,701,467

Net loss and loss adjustment expenses(3):
Personal lines	$9,806,057	$19,132,159	$35,548,883	$59,627,739
Livery physical damage	1,546,732	1,720,620	4,715,035	3,999,787
Other(1)	(10,938)	(13,757)	(40,133)	137,886
Unallocated loss adjustment expenses	1,396,211	732,061	3,858,810	2,453,114
Total without commercial lines in run-off	12,738,062	21,571,083	44,082,595	66,218,526
Commercial lines (in run-off effective July 2019)(2)	289,535	363,370	1,042,897	334,039
Total net loss and loss adjustment expenses	$13,027,597	$21,934,453	$45,125,492	$66,552,565

Net loss ratio(3):
Personal lines	32.9%	78.6%	43.6%	79.0%
Livery physical damage	43.1%	48.2%	43.2%	39.2%
Other(1)	-61.6%	(66.7%)	-72.7%	205.2%
Total without commercial lines in run-off	38.1%	77.2%	47.6%	77.3%
Commercial lines (in run-off effective July 2019)(2)	na	na	na	na
Total	39.0%	78.5%	48.8%	77.7%
(1)“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(3)See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and nine months ended September 30, 2024 and 2023.

Insurance Underwriting Business on a Standalone Basis(1)
Our insurance underwriting business reported on a standalone basis(1) for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Net premiums earned	$33,407,194	$27,938,318	$92,530,708	$85,701,467
Ceding commission revenue	4,741,676	5,536,327	13,870,748	16,393,944
Net investment income	1,649,673	1,444,360	4,917,129	4,437,208
Net gains (losses) on investments	855,778	(799,348)	1,264,246	531,277
Other income	139,490	141,711	392,468	449,782
Total revenues	40,793,811	34,261,368	112,975,299	107,513,678

Expenses
Loss and loss adjustment expenses	13,027,597	21,932,453	45,125,492	66,552,565
Commission expense	9,004,254	8,210,430	25,088,546	25,221,374
Other underwriting expenses	6,894,590	6,318,625	18,675,720	19,873,882
Depreciation and amortization	619,056	741,059	1,835,503	2,327,691
Interest expense	90,090	106,580	282,849	331,606
Total expenses	29,635,587	37,309,147	91,008,110	114,307,118

Income (loss) from operations	11,158,224	(3,047,779)	21,967,189	(6,793,440)
Income tax expense (benefit)	2,322,229	(585,797)	4,602,922	(1,246,788)
Net income (loss) from insurance underwriting business on a standalone basis(1)	$8,835,995	$(2,461,982)	$17,364,267	$(5,546,652)

Key Measures:
Net loss ratio	39.0%	78.5%	48.8%	77.7%
Net underwriting expense ratio	33.0%	31.7%	31.9%	33.0%
Net combined ratio	72.0%	110.2%	80.7%	110.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$15,898,844	$14,529,055	$43,764,266	$45,095,256
Less: Ceding commission revenue	(4,741,676)	(5,536,327)	(13,870,748)	(16,393,944)
Less: Other income	(139,490)	(141,711)	(392,468)	(449,782)
Net underwriting expenses	$11,017,678	$8,851,017	$29,501,050	$28,251,530

Net premiums earned	$33,407,194	$27,938,318	$92,530,708	$85,701,467

Net Underwriting Expense Ratio	33.0%	31.7%	31.9%	33.0%

(1) Net income (loss) from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net income (loss) without the effect of holding company operations on GAAP net income (loss). See "Non-GAAP Financial Measures" for the reconciliation of net income (loss) from insurance underwriting business on a standalone basis to the GAAP measure of net income (loss).

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Nine months ended September 30, 2024
Written premiums	$169,446,603	$-	$(69,381,336)	$100,065,267
Change in unearned premiums	(14,353,242)	-	6,818,683	(7,534,559)
Earned premiums	$155,093,361	$-	$(62,562,653)	$92,530,708

Loss and loss adjustment expenses excluding
the effect of catastrophes	$55,480,785	$-	$(12,809,452)	$42,671,333
Catastrophe loss	3,388,937	-	(934,778)	2,454,159
Loss and loss adjustment expenses	$58,869,722	$-	$(13,744,230)	$45,125,492

Loss ratio excluding the effect of catastrophes(2)	35.8%	0.0%	20.5%	46.1%
Catastrophe loss	2.2%	0.0%	1.5%	2.7%
Loss ratio	38.0%	0.0%	22.0%	48.8%

Nine months ended September 30, 2023
Written premiums	$147,236,636	$-	$(75,963,569)	$71,273,067
Change in unearned premiums	4,331,226	-	10,097,174	14,428,400
Earned premiums	$151,567,862	$-	$(65,866,395)	$85,701,467

Loss and loss adjustment expenses excluding
the effect of catastrophes	$89,825,751	$-	$(30,558,103)	$59,267,648
Catastrophe loss	10,746,184	-	(3,461,267)	7,284,917
Loss and loss adjustment expenses	$100,571,935	$-	$(34,019,370)	$66,552,565

Loss ratio excluding the effect of catastrophes(2)	59.3%	0.0%	46.4%	69.2%
Catastrophe loss	7.1%	0.0%	5.3%	8.5%
Loss ratio	66.4%	0.0%	51.6%	77.7%

Three months ended September 30, 2024
Written premiums	$66,626,664	$-	$(46,081,473)	$20,545,191
Change in unearned premiums	(12,540,101)	-	25,402,104	12,862,003
Earned premiums	$54,086,563	$-	$(20,679,369)	$33,407,194

Loss and loss adjustment expenses excluding
the effect of catastrophes	$16,211,617	$-	$(3,766,144)	$12,445,473
Catastrophe loss	740,127	-	(158,003)	582,124
Loss and loss adjustment expenses	$16,951,744	$-	$(3,924,147)	$13,027,597

Loss ratio excluding the effect of catastrophes(2)	30.0%	0.0%	18.2%	37.3%
Catastrophe loss	1.4%	0.0%	0.8%	1.7%
Loss ratio	31.3%	0.0%	19.0%	39.0%

Three months ended September 30, 2023
Written premiums	$51,992,246	$-	$(48,316,946)	$3,675,300
Change in unearned premiums	(1,246,657)	-	25,509,675	24,263,018
Earned premiums	$50,745,589	$-	$(22,807,271)	$27,938,318

Loss and loss adjustment expenses excluding
the effect of catastrophes	$29,569,767	$-	$(9,796,769)	$19,772,998
Catastrophe loss	2,871,300	-	(711,845)	2,159,455
Loss and loss adjustment expenses	$32,441,067	$-	$(10,508,614)	$21,932,453

Loss ratio excluding the effect of catastrophes(2)	58.3%	0.0%	43.0%	70.8%
Catastrophe loss	5.7%	0.0%	3.1%	7.7%
Loss ratio	63.9%	0.0%	46.1%	78.5%
(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net premiums earned	$33,407,194	$27,938,318	$92,530,708	$85,701,467
Ceding commission revenue	4,741,676	5,536,327	13,870,748	16,393,944
Other income	139,490	141,711	392,468	449,782

Loss and loss adjustment expenses(1)	13,027,597	21,932,453	45,125,492	66,552,565

Acquisition costs and other underwriting expenses:
Commission expense	9,004,254	8,210,430	25,088,546	25,221,374
Other underwriting expenses	6,894,590	6,318,625	18,675,720	19,873,882
Total acquisition costs and other underwriting expenses	15,898,844	14,529,055	43,764,266	45,095,256

Underwriting income (loss)	$9,361,919	$(2,845,152)	$17,904,166	$(9,102,628)

Key Measures:
Net loss ratio excluding the effect of catastrophes(2)	37.3%	70.8%	46.1%	69.2%
Effect of catastrophe loss on net loss ratio(1)(2)	1.7%	7.7%	2.7%	8.5%
Net loss ratio	39.0%	78.5%	48.8%	77.7%

Net underwriting expense ratio excluding the effect of catastrophes(2)	33.0%	31.7%	31.9%	33.0%
Effect of catastrophe loss on net underwriting expense ratio(2)	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	33.0%	31.7%	31.9%	33.0%

Net combined ratio excluding the effect of catastrophes(2)	70.3%	102.5%	78.0%	102.2%
Effect of catastrophe loss on net combined ratio(1)(2)	1.7%	7.7%	2.7%	8.5%
Net combined ratio	72.0%	110.2%	80.7%	110.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$15,898,844	$14,529,055	$43,764,266	$45,095,256
Less: Ceding commission revenue	(4,741,676)	(5,536,327)	(13,870,748)	(16,393,944)
Less: Other income	(139,490)	(141,711)	(392,468)	(449,782)
	$11,017,678	$8,851,017	$29,501,050	$28,251,530

Net earned premium	$33,407,194	$27,938,318	$92,530,708	$85,701,467

Net Underwriting Expense Ratio	33.0%	31.7%	31.9%	33.0%

(1)For the three months ended September 30, 2024 and 2023, includes the sum of net catastrophe losses and loss adjustment expenses of $582,124 and $2,159,455, respectively. For the nine months ended September 30, 2024 and 2023, includes the sum of net catastrophe losses and loss adjustment expenses of $2,454,159 and $7,284,917, respectively.
(2)Net loss ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between GAAP net loss ratio and the effect of catastrophes on the net loss ratio. See "Non-GAAP Financial Measures" for the reconciliation of net loss ratio excluding the effect of catastrophes to the GAAP measure of net loss ratio. Net underwriting expense ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between GAAP net underwriting expense ratio and the effect of catastrophes on the net underwriting expense ratio. See "Non-GAAP Financial Measures" for the reconciliation of net underwriting expense ratio excluding the effect of catastrophes to the GAAP measure of net underwriting expense ratio. Net combined ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between GAAP net combined ratio and the effect of catastrophes on the net combined ratio. See "Non-GAAP Financial Measures" for the reconciliation of net combined ratio excluding the effect of catastrophes to the GAAP measure of net combined ratio.

Investments
Portfolio Summary
Fixed-Maturity Securities
The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$5,999,188	$-	$-	$(2,128)	$5,997,060	3.6%

Political subdivisions of States, Territories and Possessions	16,499,862	-	-	(2,610,572)	13,889,290	8.4%

Corporate and other bonds Industrial and miscellaneous	107,655,225	31,957	(49,276)	(3,854,059)	103,783,847	62.7%

Residential mortgage and other asset backed securities (2)	46,749,976	135,681	(136)	(5,097,373)	41,788,148	25.3%
Total fixed-maturity securities	$176,904,251	$167,638	$(49,412)	$(11,564,132)	$165,458,345	100.0%

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	14.1%

Political subdivisions of States, Territories and Possessions	16,607,713	-	-	(3,209,161)	13,398,552	9.0%

Corporate and other bonds Industrial and miscellaneous	75,993,042	-	-	(5,885,296)	70,107,746	47.1%

Residential mortgage and other asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	29.9%
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	100.0%
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of September 30, 2024 and December 31, 2023, the amount of required collateral was approximately $5,731,000 and $6,999,000, respectively. As of September 30, 2024 and December 31, 2023, the estimated fair value of the U.S. Treasury securities used as eligible collateral was approximately $5,997,000 and $11,960,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2024, the estimated fair value of the eligible investments was approximately $10,944,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2024 and December 31, 2023 there was no outstanding balance on the FHLBNY credit line.

Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(1,639,894)	$8,110,428	71.9%
Fixed income exchange traded funds	3,711,232	-	(607,432)	3,103,800	27.5%
FHLBNY common stock	66,000	-	-	66,000	0.6%
Total	$13,527,554	$-	$(2,247,326)	$11,280,228	100.0%

	December 31, 2023
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915	72.6%
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000	20.6%
Mutual funds	622,209	314,816	-	937,025	6.3%
FHLBNY common stock	69,400	-	-	69,400	0.5%
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of September 30, 2024 and December 31, 2023:

	September 30, 2024			December 31, 2023
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,312,138	$4,299,178	$1,987,040	$1,910,110	$3,897,150

Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,091	$20,900	$(4,474)	$(9,604)	$1,235,913	19.7%

Political subdivisions of States, Territories and Possessions	499,581	269	—	-	499,850	8.0%

Exchange traded debt	304,111	-	-	(63,411)	240,700	3.8%

Corporate and other bonds Industrial and miscellaneous	5,015,879	-	-	(713,374)	4,302,505	68.5%

Total	$7,048,662	$21,169	$(4,474)	$(786,389)	$6,278,968	100.0%

	December 31, 2023

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	20.0%

Political subdivisions of States, Territories and Possessions	499,170	890	-	-	500,060	8.2%

Exchange traded debt	304,111	-	-	(70,111)	234,000	3.8%

Corporate and other bonds Industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	68.0%

Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	100.0%
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2024 and December 31, 2023 is shown below:

	September 30, 2024		December 31, 2023
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$499,581	$499,850	$-	$-
One to five years	622,309	608,231	1,121,288	1,097,101
Five to ten years	1,424,371	1,350,945	1,414,911	1,270,770
More than 10 years	4,502,401	3,819,942	4,516,342	3,738,277
Total	$7,048,662	$6,278,968	$7,052,541	$6,106,148

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2024 and December 31, 2023 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	September 30, 2024		December 31, 2023
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$5,997,060	3.6%	$20,939,190	14.1%

Corporate and municipal bonds
AAA	3,577,215	2.2%	1,836,736	1.2%
AA	16,723,941	10.1%	9,872,346	6.6%
A	55,558,070	33.6%	33,228,327	22.3%
BBB+	22,256,467	13.5%	15,042,200	10.1%
BBB	14,726,451	8.9%	21,826,125	14.7%
BBB-	3,841,222	2.3%	-	0.0%
BB	989,770	0.6%	-	0.0%
Total corporate and municipal bonds	117,673,136	71.2%	81,805,734	54.9%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	14,323,188	8.7%	12,766,471	8.6%
AA	19,581,579	11.8%	22,102,169	14.8%
A	7,051,089	4.3%	6,390,752	4.3%
BBB+	-	0.0%	15,168	0.0%
CCC	390,239	0.2%	413,601	0.3%
CC	82,524	—%	91,390	0.1%
Non rated	359,530	0.2%	4,396,322	3.0%
Total residential mortgage backed, asset backed, and other collateralized obligations	41,788,149	25.2%	46,175,873	31.1%

Total	$165,458,345	100.0%	$148,920,797	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2024 and December 31, 2023:

Category	September 30, 2024	December 31, 2023
U.S. Treasury securities and obligations of U.S. government corporations and agencies	5.00%	4.95%

Political subdivisions of States, Territories and Possessions	3.21%	3.35%

Corporate and other bonds Industrial and miscellaneous	3.66%	3.62%

Residential mortgage backed securities	2.49%	2.90%

Total	3.39%	3.58%
The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Weighted average effective maturity	6.9	7.8

Weighted average final maturity	10.3	11.9

Effective duration	3.7	4.1
Fair Value Consideration
Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2024 and December 31, 2023, 68% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$5,997,060	$(2,128)	1	$5,997,060	$(2,128)

Political subdivisions of States, Territories and Possessions	-	-	-	13,889,291	(2,610,572)	12	13,889,291	(2,610,572)

Corporate and other bonds industrial and miscellaneous	17,557,547	(49,276)	18	63,278,931	(3,854,059)	74	80,836,478	(3,903,335)

Residential mortgage and other asset backed securities	8,405	(136)	1	37,008,025	(5,097,373)	36	37,016,430	(5,097,509)

Total fixed-maturity securities	$17,565,952	$(49,412)	19	$120,173,307	$(11,564,132)	123	$137,739,259	$(11,613,544)

	December 31, 2023
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,974,440	$(17,373)	1	$-	$-	-	$5,974,440	$(17,373)

Political subdivisions of States, Territories and Possessions	-	-	-	13,398,552	(3,209,161)	13	13,398,552	(3,209,161)

Corporate and other bonds industrial and miscellaneous	-	-	-	70,107,746	(5,885,296)	85	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities	88,988	(2,144)	4	38,675,604	(6,541,731)	37	38,764,592	(6,543,875)

Total fixed-maturity securities	$6,063,428	$(19,517)	5	$122,181,902	$(15,636,188)	135	$128,245,330	$(15,655,705)
There were 142 securities at September 30, 2024 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 140 securities at

December 31, 2023 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.
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
The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the nine months ended September 30, 2024, KICO did not pay any dividends to us. Through June 30, 2024, the end of the previous quarter, KICO had a negative adjusted unassigned surplus. Based on that, KICO was not be able to pay any distributions to us without prior regulatory approval. In December 2023, KICO received regulatory approval to pay us a $2,300,000 distribution from paid in capital. KICO paid us the $2,300,000 distribution in the second quarter of 2024. In August 2024, KICO received regulatory approval to pay us a $5,000,000 distribution from paid in capital. KICO paid us the $5,000,000 distribution in the third quarter of 2024. As of September 30, 2024, KICO has eligible unassigned surplus of $6,221,687 and is able to pay dividends.
KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is June 30, 2024. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. The maximum allowable advance as of September 30, 2024, based on the net admitted assets as of June 30, 2024, was approximately $12,907,000. Available collateral as of September 30, 2024 was approximately $10,944,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during Nine Months 2024.
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
In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we currently have the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the three months ended September 30, 2024, we sold 1,079,601 shares of our Common Stock at a weighted average price of $8.48 per share and raised $8,897,908 in net proceeds under the ATM program. As of September 30, 2024, we had remaining capacity to sell up to an additional $6,973,231 of our Common Stock under the ATM program.
On September 12, 2024, we issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. The maturity date of the 2024 Notes is June 30, 2026. As of September 30, 2024, the balance of the 2024 Notes was $11,950,000. On November 13, 2024, we made an optional prepayment of $2,000,000 on the 2024 Notes reducing the outstanding balance to $9,950,000.
If the aforementioned sources of cash flow currently available are insufficient to cover our holding company debt service and other cash requirements, we will seek to obtain additional financing.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months ended September 30,	2024	2023

Cash flows provided by (used in):
Operating activities	$34,959,578	$(15,754,344)
Investing activities	(9,218,359)	19,755,073
Financing activities	(957,419)	(825,988)
Net increase in cash and cash equivalents	24,783,800	3,174,741
Cash and cash equivalents, beginning of period	8,976,998	11,958,228
Cash and cash equivalents, end of period	$33,760,798	$15,132,969
Net cash provided by operating activities was $34,960,000 in Nine Months 2024 as compared to $15,754,000 used in operating activities in Nine Months 2023. The $50,714,000 increase in cash flows provided by operating activities in Nine Months 2024 as compared to Nine Months 2023 was primarily the result of an increase in net income from net loss (adjusted for non-cash items) of $26,502,000 and in cash provided arising from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $9,218,000 in Nine Months 2024 compared to $19,755,000 provided by investing activities in Nine Months 2023 resulting in a $28,973,000 increase in net cash used in investing activities. In Nine Months 2024, we had net cash used by our investment portfolio of $7,479,000, compared to $21,135,000 provided in Nine Months 2023.
Net cash used in financing activities was $957,000 in Nine Months 2024 compared to $826,000 used in Nine Months 2023. Net cash used in financing activities are primarily principal payments of $5,000,000 on our 2022 Notes, $3,000,000 on our 2024 Notes, and $859,000 on our equipment financing debt in connection with KICO’s sale-leaseback transaction. In addition, we paid $961,000 for withholding taxes on vested restricted stock awards. The principal payments on the 2024 Notes were made by using a portion of the $9,066,000 net proceeds from our ATM offering.
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
Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2024 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2024 (as discussed below). Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the Underlying XOL Treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Effective July 1, 2024, we purchased $275,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $315,000,000 of catastrophe reinsurance in excess of $10,000,000 in the expiring treaty. Our ability to reduce the top limit of our catastrophe reinsurance was due to our tightened underwriting as discussed above and curtailing new business growth through June 30, 2024, which reduced our probable maximum loss. Effective July 1, 2024, we renewed our excess of loss treaty with the same terms as the expiring treaty. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		2024/2025 Treaty		2023/2024 Treaty		2021/2023 Treaty
Line of Business	January 2, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024	July 1, 2023 to January 1, 2024	January 1, 2023 to June 30, 2023	July 1, 2022 to January 1, 2023	December 31, 2021 to June 30, 2022

Personal Lines:
Homeowners, dwelling fire and canine legal liability Quota share treaty:
Percent ceded (7)	(6)	27%	27%	30%	30%	30%	30%

Risk retained on initial $1,000,000 of losses (5) (6) (7)	$1,000,000	$730,000	$730,000	$700,000	$700,000	$700,000	$700,000
Losses per occurrence subject to quota share reinsurance coverage	(6)	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(6)	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024	January 1, 2023	January 1, 2023
Excess of loss coverage and facultative facility coverage (1) (5) (6)	$8,000,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$1,000,000	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage per occurrence (5) (6)	$8,000,000	$8,470,000	$8,470,000	$8,500,000	$8,500,000	$8,500,000	$8,500,000
Losses per occurrence subject to reinsurance coverage (6)	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date (6)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024	June 30, 2023	June 30, 2023	June 30, 2022

Catastrophe Reinsurance:
Initial loss subject to personal lines quota share treaty (6)	(6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe occurrence (6) (7) (8) (9)	5,000,000	4,750,000	$9,500,000	$8,750,000	$8,750,000	$7,400,000	$7,400,000
Catastrophe loss coverage in excess of quota share coverage (2) (6)	$275,000,000	$275,000,000	$315,000,000	$315,000,000	$335,000,000	$335,000,000	$490,000,000

Reinstatement premium protection (3) (4)	Yes	Yes	Yes	Yes	Yes	Yes	Yes
(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2025.
(2)Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(3)For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(4)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $10,500,000 of catastrophe coverage in excess of $10,000,000.
(5)For the period January 1, 2022 through January 1, 2025, Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2021/2023 Treaty and 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. After the expiration of the Underlying XOL Treaty and 2024/2025 Treaty on January 1, 2025, retention will be $1,000,000.
(6)Personal lines quota share (homeowners, dwelling fire and canine liability) and underlying excess of loss reinsurance will expire on January 1, 2025, with none of these coverages to be in effect during the period from January 2, 2025 through June 30, 2025. Reinsurance coverage in effect from January 2, 2025 through June 30, 2025 is only for excess of loss and catastrophe reinsurance treaties.
(7)For the 2021/2023 Treaty, 4% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event.
(8)Plus losses in excess of catastrophe coverage
(9)For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty will provide coverage for winter storm losses of $4,500,000 in excess of $5,500,000. Retention for winter storms under this treaty is $4,800,000.

	Treaty Year
Line of Business	July 1, 2024 to June 30, 2025	July 1, 2023 to June 30, 2024	July 1, 2022 to June 30, 2023

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2025	June 30, 2024	June 30, 2023

Commercial Lines (1)
(1)Coverage on all commercial lines policies expired in September 2020; reinsurance coverage is based on treaties in effect on the date of loss.
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
While the rate of inflation has moderated in 2024, Three Months 2024 and Nine Months 2024 still include the continuing effects of prior years’ economic inflation, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities in prior quarters. In Three Months 2024 and Nine Months 2024, the volatility surrounding lowered interest rates and inflation increased our stockholders’ equity. For Three Months 2024 and Nine Months 2024, the continuing effects of prior economic inflation impacted our loss and loss adjustment expenses as well; should these inflationary trends continue in the near-term, it would in all likelihood negatively impact our results of operations.
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
On August 2, 2024, two large competitors announced a plan to wind down their personal lines operations in New York State and to non-renew or mid-term cancel their entire book of business before year end 2024. The policyholders of such competitors will need to find alternative coverage. Our producers have been placing a sizable number of these policies with KICO. As such, we anticipate the sizeable increase in our policies in force and direct written premium to continue for the remainder of the year. See “Forward-Looking Statements” before Part I, Item 1.
Non-GAAP Financial Measures
Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP.

The following table reconciles the underlying loss ratio, the net loss ratio excluding the effect of catastrophes and the catastrophe loss ratio to the net loss ratio for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Underlying Loss Ratio	39.2%	70.8%	47.9%	69.2%

Effect of prior year reserve development	(1.9%)	0.0%	(1.8%)	0.0%
Net loss ratio excluding the effect of catastrophes	37.3%	70.8%	46.1%	69.2%
Effect of catastrophes	1.7%	7.7%	2.7%	8.5%
GAAP net loss ratio	39.0%	78.5%	48.8%	77.7%

The following table reconciles net income (loss) from insurance underwriting business on a standalone basis to GAAP net income (loss) for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income (loss) from insurance underwriting business on a standalone basis	$8,835,995	$(2,461,982)	$17,364,267	$(5,546,652)
Holding company operations	(1,857,850)	(1,075,589)	(4,444,506)	(3,567,646)
GAAP net income (loss)	$6,978,145	$(3,537,571)	$12,919,761	$(9,114,298)

The following table reconciles the net loss ratio excluding the effect of catastrophes, net underwriting expense ratio excluding the effect of catastrophes, and net combined ratio excluding the effect of catastrophes to GAAP net loss ratio, GAAP net underwriting expense ratio, and GAAP net combined ratio for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss ratio excluding the effect of catastrophes	37.3%	70.8%	46.1%	69.2%
Effect of catastrophes	1.7%	7.7%	2.7%	8.5%
GAAP net loss ratio	39.0%	78.5%	48.8%	77.7%

Net underwriting expense ratio excluding the effect of catastrophes	33.0%	31.7%	31.9%	33.0%
Effect of catastrophes	0.0%	0.0%	0.0%	0.0%
GAAP net underwriting expense ratio	33.0%	31.7%	31.9%	33.0%

Net combined ratio excluding the effect of catastrophes	70.3%	102.5%	78.0%	102.2%
Effect of catastrophes	1.7%	7.7%	2.7%	8.5%
GAAP net combined ratio	72.0%	110.2%	80.7%	110.7%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable to smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 20244.
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
(a)None.
(b)Not applicable.
(c)None.
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

KINGSTONE COMPANIES, INC.

Dated: November 14, 2024	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer

Dated: November 14, 2024	By:	/s/ Jennifer Gravelle
Jennifer Gravelle
Chief Financial Officer