Form 10-Q/A
period 2024-09-30
KINGSTONE COMPANIES, INC.
filed 2024-11-19
CIK 33992

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

EXPLANATORY NOTE
This Quarterly Report on Form 10-Q/A (“Form 10-Q/A”) of Kingstone Companies, Inc. (the “Company”) is being filed as Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the period ended September 30, 2024, which was filed with the Securities and Exchange Commission on November 14, 2024 (the “Original Form 10-Q”). This Form 10-Q/A is being filed to amend Part I - Item 4. Controls and Procedures of the Original Form 10-Q to indicate that, based upon an incorrect statement as to the Company’s book value per share as of September 30, 2024 included in a press release made by the Company on November 12, 2024 with regard to the period ended September 30, 2024 and in the Company’s quarterly conference call for analysts and investors held on November 13, 2024, the Company’s disclosure controls and procedures were not effective as of September 30, 2024 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company does not disclose book value per share within the Form 10-Q/A or the Original Form 10-Q, and has not identified any other misstatements in amounts or disclosures contained within the Original Form 10-Q. Except as described above, no other sections have been amended from the Original Form 10-Q.
This Amendment speaks as of the original filing date of the Original Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way other disclosures made in the Original Form 10-Q.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
In the Original Form 10-Q, we indicated that, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024 (as required by Exchange Act Rule 13a-15(b)). Based on this evaluation, we indicated that our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

On November 12, 2024, we issued a press release announcing our financial results for the period ended September 30, 2024 (the “Press Release”). In the Press Release, we indicated that our book value per share – diluted and book value per share – diluted excluding accumulated other comprehensive income (“AOCI”) as of September 30, 2024 were $4.58 and $5.28, respectively. On November 15, 2024, we determined that such figures were calculated based upon an incorrect number of shares of common stock outstanding on a fully diluted basis as of September 30, 2024. Based upon the correct number of shares of common stock outstanding on a fully diluted basis, the book value per share – diluted and book value per share – diluted excluding AOCI as of September 30, 2024 were $4.32 and $4.97, respectively.
As a result of the incorrect statement discussed above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2024 in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.
We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. In particular, we have recently implemented a new financial reporting system which we believe will remedy the procedure under which our book value per share is determined.
Changes in Internal Control over Financial Reporting
Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The ineffectiveness in our disclosure controls and procedures discussed above under “Evaluation of Disclosure Controls and Procedures” did not relate to our internal control over financial reporting.
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
Item 6. Exhibits.

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

KINGSTONE COMPANIES, INC.

Dated: November 18, 2024	By	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer

Dated: November 18, 2024	By	/s/ Jennifer Gravelle
Jennifer Gravelle
Chief Financial Officer