Form 10-K
period 2024-12-31
KINGSTONE COMPANIES, INC.
filed 2025-03-18
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10-D1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $48,527,250 based on the closing sale price as reported on the Nasdaq Capital Market.
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 12, 2025, there were 13,730,802 shares of common stock outstanding.
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
(a)Business Development
General
As used in this Annual Report, references to the “Company,” “we,” “us,” or “our” refer to Kingstone Companies, Inc. (“Kingstone”) and its subsidiaries.
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2024 and 2023, respectively, 96.0% and 88.3% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.
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
Recent Developments
Developments During 2024
•Catastrophe Reinsurance Coverage
Effective July 1, 2024, KICO decreased the top limit of its catastrophe reinsurance coverage from $325,000,000 to $280,000,000, which, at the time, equated to more than a 1-in-100 year storm event according to the primary industry catastrophe model that we follow.
•Withdrawal from New Jersey
On October 2, 2023, the New Jersey Department of Banking & Insurance acknowledged KICO’s request to withdraw from the state effective January 1, 2024. The Department requested that KICO complete the withdrawal over a two year period.
•Change of Chairman of the Board
Our long-time Chairman of the Board of Directors, Barry Goldstein, retired on September 10, 2024. Thomas Newgarden, who joined our Board of Directors in 2024, became our Non-Executive Chairman concurrent with Mr. Goldstein's departure.
•Debt Exchange
On August 30, 2024, we entered into a Note Exchange Agreement (the “2024 Exchange Agreement”) with the existing holders (the “2024 Exchanging Noteholders”) of our then outstanding 12.00% Senior Notes due 2024 in the aggregate principal amount of $19,500,000 (the “2022 Notes”).
At the closing of the Exchange Agreement, the Exchanging Noteholders exchanged their respective 2022 Notes for new 13.75% Senior Notes due June 30, 2026 in the aggregate principal amount of $14,950,000 (the “2024 Notes”), $5,000,000 in cash and an extension of the expiration date of the warrants previously issued to the Exchanging Noteholders to June 30, 2026.

•Debt Prepayment
In 2024, we made three prepayments on the 2024 Notes. On September 30, 2024 we paid $3,000,000 in principal, plus accrued interest, on November 14, 2024 we paid $2,000,000 in principal, plus accrued interest, and on December 30, 2024 we paid $4,000,000 in principal, plus accrued interest. As a result of the prepayment, the remaining balance of the 2024 Notes was reduced to $5,950,000 at the end of 2024.
Developments During 2025
•Sale of Building
In February 2025, 15 Joys Lane LLC, our subsidiary, entered into a contract of sale with Ulster County, New York (the "County") for the sale to the County of our headquarters building in Kingston, New York, along with an adjacent mixed use property (collectively, the "Property"). The purchase price for the Property is $3,600,000. The closing of the sale is anticipated to take place in March 2025, subject to the satisfaction of the conditions to the closing.
•Debt Prepayment
In 2025, we made two additional prepayments on the 2024 Notes. On January 31, 2025 we paid $3,500,000 in principal, plus accrued interest and on February 24, 2025 we paid $2,450,000 in principal, plus accrued interest. As a result of these additional prepayments, the 2024 Notes have been paid in full.
(b)Business
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
For the year ended December 31, 2024, our gross written premiums totaled $242.0 million, an increase of 20.9% from the $200.2 million in gross written premiums for the year ended December 31, 2023.
Product Lines
Our product lines include the following:
Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, cooperative/condominium, renters, and personal umbrella policies. Personal lines policies accounted for 94.1% of our gross written premiums for the year ended December 31, 2024.
Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 5.9% of our gross written premiums for the year ended December 31, 2024.
Other - We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.03% of our gross written premiums for the year ended December 31, 2024.
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
Our underwriting procedures, premiums and policy terms support the goal of underwriting profitability of our personal lines policies. We adhere to a quarterly indication process and perform a rate review in each state and for each product at least annually. In 2022, we introduced our new Select homeowners, condo/tenant and dwelling fire programs in New York. This product incorporates by-peril rating and a host of new data sources to better match rate to risk. We also update property replacement costs to address inflation annually.
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
Scalable, Low-Cost Operations
We focus on efficiently managing our expenses and invest in tools and processes that improve the effectiveness of underwriting risks and processing claims. We evaluate the costs and benefits of each new tool or process in order to achieve optimal results. While the majority of our policies are written for risks in downstate New York, our remote workforce model provides a low-cost operating environment.
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
2.Adjusting pricing to stay ahead of loss trends, including inflation.
3.Tightly managing reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML.
4.Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024.
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
Each producer is assigned to a staff underwriter and the producer can call that underwriter directly on any matter. We believe that the close relationship and personal service received from their underwriters is one of the reasons producers place their business with us. Our producers have access to a KICO producer interface and website portal that provides them the ability to quote risks for various products and to review policy forms and underwriting guidelines for all lines of business. We send out frequent “Producer Grams” in order to inform our producers of updates at KICO.
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
In 2022, we made the decision to reduce our footprint outside New York due to profitability concerns. We entered these states to diversify Kingstone’s footprint starting in 2017, and they have had a disproportionate impact on our underwriting results, especially in 2022. We have attempted to address these challenges and achieve profitability with a series of rate and underwriting actions, but the impact we have worked towards was largely nullified by inflation. In addition to a new business moratorium in our non-Core states of Connecticut, Massachusetts, New Jersey and Rhode Island, we have been actively non-renewing policies subject to regulatory constraints and have materially lowered commission rates to our producers. Subject to our withdrawal agreement with the state of New Jersey, we will be non-renewing our entire book in such state over a two year period starting January 1, 2024. These actions reduced the size of our policies in force outside New York by 48% in 2023 and 65% in 2024.
In 2024, KICO was the 12th largest writer of homeowners insurance in the State of New York, according to data compiled by S&P Capital IQ. Based on the same data, in 2023, we had a 1.6% market share for this business. We compete with large national carriers as well as regional and local carriers in the property and casualty marketplace in New York and other states. We believe that many national and regional carriers have chosen to limit their rate of premium growth or to decrease their presence in Northeastern states due to the relatively high coastal population and associated catastrophe risk that exists in the region. Additionally, some of our largest competitors stopped writing business in New York in 2024. In July 2024, the New York Department of Financial Services approved the withdrawal of two carriers, wherein all policies were required to be non-renewed or canceled by December 31, 2024. This resulted in a large volume of new business for KICO in the second half of 2024.
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
We engage an independent external actuarial specialist (the “Appointed Actuary”) to opine on our recorded statutory reserves. The Appointed Actuary estimates a range of reasonable ultimate losses, along with a range and recommended central estimate of IBNR reserve amounts. Our carried IBNR reserves are based on an internal actuarial analysis and reflect management’s best estimate of unpaid loss and LAE liabilities, and fall within the range of those determined as reasonable by the Appointed Actuary.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Revenue and Expense Items” in Item 7 of this Annual Report and Note 2 and Note 11 in the accompanying consolidated financial statements for additional information and details regarding loss and LAE reserves.
Reconciliation of Loss and Loss Adjustment Expenses
The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended December 31,
	2024	2023

Balance at beginning of period	$121,817,862	$118,339,513
Less reinsurance recoverables	(33,288,650)	(27,659,500)
Net balance, beginning of period	88,529,212	90,680,013

Incurred related to:
Current year	64,414,543	82,856,483
Prior years	(1,779,827)	(7,273)
Total incurred	62,634,716	82,849,210

Paid related to:
Current year	32,956,899	49,146,173
Prior years	24,319,238	35,853,838
Total paid	57,276,137	85,000,011

Net balance at end of period	93,887,791	88,529,212
Add reinsurance recoverables	32,322,637	33,288,650
Balance at end of period	$126,210,428	$121,817,862
Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.
Loss and Loss Adjustment Expenses Development
The table below shows the net loss development of reserves held as of each calendar year-end from 2014 through 2024.
The first section of the table reflects the changes in our loss and LAE reserves after each subsequent calendar year of development. The table displays the re-estimated values of incurred losses and LAE at each succeeding calendar year-end, including payments made during the years indicated. The second section of the table shows by year the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. An example with respect to the net loss and LAE reserves of $21,663,000 as of December 31, 2014 is as follows. By December 31, 2016 (two years later), $12,853,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2014. The re-estimated ultimate reserves two years later for those claims as of December 31, 2014 had decreased to $21,501,000.
The “cumulative redundancy (deficiency)” represents, as of December 31, 2024, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	21,663	23,170	25,960	32,051	40,526	64,770	62,647	84,311	90,680	88,529	93,888
Net reserve estimated as of One year later	21,200	23,107	25,899	33,203	51,664	64,811	62,632	87,011	90,673	86,749
Two years later	21,501	24,413	26,970	42,723	55,145	65,113	65,339	88,418	94,245
Three years later	22,576	25,509	33,298	43,780	56,346	67,291	67,135	92,642
Four years later	23,243	28,638	33,342	43,973	58,048	68,612	70,643
Five years later	25,442	28,506	33,120	43,774	57,957	71,022
Six years later	25,353	28,849	32,936	43,777	59,187
Seven years later	25,445	28,734	32,617	44,395
Eight years later	25,324	28,499	32,739
Nine years later	25,200	28,646
Ten years later	25,233
Net cumulative redundancy (deficiency)	(3,570)	(5,476)	(6,779)	(12,344)	(18,661)	(6,252)	(7,996)	(8,331)	(3,565)	1,780

(in thousands of $)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	8,500	8,503	9,900	15,795	23,075	27,454	20,137	32,419	35,854	24,319
Two years later	12,853	14,456	17,187	26,168	35,924	35,142	30,262	47,547	48,199
Three years later	16,564	19,533	23,484	32,704	40,264	42,365	40,702	57,171
Four years later	19,838	22,816	27,203	35,510	45,085	49,581	47,113
Five years later	21,976	25,210	28,833	37,846	48,650	52,938
Six years later	23,280	26,298	30,141	39,596	49,682
Seven years later	24,146	26,945	30,693	39,570
Eight years later	24,633	27,013	30,243
Nine years later	24,654	26,609
Ten years later	24,218

Net reserve -
December 31,	21,663	23,170	25,960	32,051	40,526	64,770	62,647	84,311	90,680	88,529	93,888
* Reinsurance Recoverable	18,250	16,707	15,777	16,749	15,671	15,728	20,154	10,638	27,660	33,289	32,323
* Gross reserves -
December 31,	39,913	39,877	41,737	48,800	56,197	80,499	82,801	94,949	118,340	121,818	126,210

Net re-estimated reserve	25,233	28,646	32,739	44,395	59,187	71,022	70,643	92,642	94,245	86,749
Re-estimated reinsurance recoverable	23,280	21,090	20,336	20,612	18,650	15,052	20,266	11,726	26,669	29,410
Gross re-estimated reserve	48,513	49,736	53,075	65,007	77,837	86,074	90,909	104,368	120,914	116,159
Gross cumulative redundancy (deficiency)	(8,600)	(9,859)	(11,338)	(16,207)	(21,640)	(5,575)	(8,108)	(9,419)	(2,574)	5,659
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
Effective January 1, 2023, we entered into a 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon the expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”).
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
We previously earned ceding commission revenue under the quota share reinsurance treaties based on a provisional commission rate on all premiums ceded to the reinsurers as adjusted by a sliding scale based on the ultimate treaty year loss ratios on the policies reinsured under each agreement. The sliding scale provided minimum and maximum ceding commission rates in relation to specified ultimate loss ratios. Under the 2023/24 Treaty, KICO received a fixed provisional rate with no adjustment for sliding scale contingent commissions. Under the 2024/2025 Treaty, KICO received a fixed provisional rate with no adjustment for sliding scale contingent commissions. For the 2025/2026 Treaty, KICO will have a portion of the coverage at a fixed provisional rate with no adjustment and a portion that has a sliding scale contingent commission.
The 2023/2024 Treaty, 2024/2025 Treaty and 2025/2026 Treaty are on a “net” of catastrophe reinsurance basis, as opposed to the “gross” arrangement that existed in prior treaties. Under a “net” arrangement, all catastrophe reinsurance coverage above our catastrophe retention is purchased directly by us.
In 2024, we purchased catastrophe reinsurance to provide coverage of up to $280,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-100 year storm event. Effective January 1, 2023 through January 1, 2024, losses on personal lines policies were subject to the 2023/2024 Treaty, which covered 12.5% of catastrophe losses and resulted in a net retention by us of $8,750,000 of exposure per catastrophe occurrence. Effective January 1, 2024 through January 1, 2025, losses on personal lines policies were subject to the 2024/2025 Treaty, which will cover 5.0% of catastrophe losses and will result in a net retention by us of $4,750,000 of exposure for the first event of a named storm catastrophe occurrence. Our net retention for a second event of a named storm is $9,500,000. Effective July 1, 2022 and through June 30, 2023, we had reinstatement premium protection for $9,800,000 of catastrophe coverage in excess of $10,000,000. Effective July 1, 2023 and through June 30, 2024, we had reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,000,000. Effective July 1, 2024 and through June 30, 2025, we had reinstatement premium protection for $10,500,000 of catastrophe coverage in excess of $10,000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level. Additionally in 2024, we purchased winter storm specific catastrophe reinsurance that provides coverage to the extent of 71% of $4,500,000 of coverage after the first $5,500,000 of gross retention.
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
Catastrophe Losses
In 2024 we had catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers. Our predominant market, downstate New York, was affected by several events during 2024, one of which was a named storm, and one was a winter storm, and the remaining events were wind and thunderstorm. None of the catastrophe events in 2024 had a material impact on us. The effects of catastrophes during 2024 increased our net loss ratio by 1.9 percentage points. We were affected by several events during 2023, including a named storm and a major freezing event. The effects of catastrophes during 2023 increased our net loss ratio by 7.1 percentage points.
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

The newly-adopted regulations also apply newly enhanced requirements around periodic system testing, record keeping and maintenance of written incident and recovery plans. They further mandate specific technical approaches such as blocking common passwords and the use of multifactor authentication in certain instances. In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. It established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. The FIO releases reports summarizing and analyzing the Office’s oversight efforts, and general activities.
In September 2024, the FIO report noted that since its last report in 2023, the FIO continued to advance its data-focused efforts to better understand climate-related issues facing the U.S. homeowners insurance market that were first publicly announced on October 18, 2022.It further noted that it issued the 2023 preemption report stating that it did not take any action regarding the preemption of any state insurance measures that were inconsistent with a covered agreement.
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
In 2022, the New York legislature passed legislation to greatly expand wrongful death actions. This bill sought to expand the categories of claimants and scope of losses for which a wrongful death lawsuit could be brought. The bill was vetoed in January 2023. It was again passed in identical form in 2023 and again vetoed in December 2023. The bill was reintroduced in identical form in February 2024 and following two-house passage, vetoed again in December 2024.
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
In 2024, the New York State legislature passed a DFS program bill that sought to bar the use of certain anticoncurrent causation clauses in non-commercial policies. Specifically, it intended to prohibit an insurance policy from excluding coverage for any loss of or damage to property resulting from water or water-borne material that backs up through sewers or drains, or overflows or is discharged from a sump, sump pump, or related equipment, on the ground that the loss or damage also may have been caused directly or indirectly by an excluded peril contributing concurrently or in any sequence to cause the loss. The bill was vetoed by the Governor in a message suggesting it needs further consideration.
In 2024, legislation was passed, and signed into law which requires the Superintendent of Insurance to issue regulations providing standards for hurricane windstorm deductibles which create, to the greatest extent possible, uniformity in the operation of such deductibles with respect to the triggering event. The regulations must be adopted by August 19, 2025.
The DFS adopted a circular letter in 2024 regarding the use of external consumer data and information sources (“ECDIS”) and artificial intelligence systems (“AIS”) by insurers. In broad strokes it reiterates the need to make sure that AI processes do not lead to outcomes that run afoul of the extensive body of existing anti-discrimination laws, including use of credit as governed by Insurance Law Article 28 credit usage. While this circular letter does not have the force of law, it articulated DFS’ expectations about the use of AIS and ECDIS. In the past, the release of a circular letter has preceded the issuance of draft and eventually final regulations in the area addressed.
State Regulatory Examinations
As part of their regulatory oversight process, state regulatory authorities conduct periodic detailed examinations of the financial reporting of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance regulators of other states under guidelines promulgated by the NAIC. The DFS commenced its examination of KICO in 2023 for the years 2019 through 2022. The examination was completed in 2024.

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
The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is above its ACL. As of December 31, 2024, the ratio of TAC to ACL was 5.62 and is in compliance with New York’s RBC requirements.
Dividend Limitations
Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends may be paid, without the need for DFS approval, from unassigned surplus and are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends by KICO paid during such period. At December 31, 2024, unassigned surplus was $13,658,183. KICO has an agreement with DFS that KICO may only pay dividends to us for purposes of paying operating expenses and debt obligations, and the maximum amount of dividends that can be paid in 12 months is $12 million without prior approval. See Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends”) of this Annual Report for a further discussion as to KICO’s ability to pay dividends to us.
Insurance Regulatory Information System Ratios
The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2024, KICO had three ratios outside the usual range.
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

Employees
As of December 31, 2024, we had 99 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
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
Because of the exposure of our property and casualty business to catastrophic events and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We currently have catastrophe reinsurance coverage with regard to losses of up to $285,000,000 ($275,000,000 in excess of $10,000,000). Effective January 1, 2025, $5,000,000 of losses in a catastrophe are subject to a quota share reinsurance treaty, which covers 10.0% of catastrophe losses such that we retain $4,250,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $275,000,000, we are 100% reinsured under our catastrophe reinsurance program. Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.
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

We may not be able to generate sufficient cash to service our debt obligations.
Our ability to make payments on our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a sufficient level of cash flows from operating activities to permit us to pay the principal, premium, if any, and interest on our indebtedness.
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
Approximately 96% of our revenue during the year ended December 31, 2024 was derived from sources located in the State of New York and, accordingly, is affected by the prevailing regulatory, economic, demographic, competitive and other conditions in the state. Changes in any of these conditions could make it costlier or difficult for us to conduct our business. Adverse regulatory developments in New York, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.
We are highly dependent on a relatively small number of insurance brokers for a large portion of our revenues.
We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. For the year ended December 31, 2024, 50 brokers provided a total of 51.2% of our total gross premiums written. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.
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
State insurance laws limit the ability of KICO to pay dividends from unassigned surplus and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2024, KICO had unassigned surplus of approximately $13.7 million. The aggregate maximum amount of dividends permitted by law to be paid by an insurance company does not necessarily define an insurance company’s actual ability to pay dividends. The actual ability to pay dividends may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, by our competitive position and by the amount of premiums that we can write. State insurance regulators have broad discretion to limit the payment of dividends by insurance companies. KICO has an agreement with DFS that KICO may only pay dividends to us for purposes of paying operating expenses and debt obligations and that the maximum amount of dividends that can be paid in a12 month period is $12 million without prior approval.
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
Our future success will depend, in part, upon the efforts of Meryl Golden, our President and Chief Executive Officer. The loss of Ms. Golden or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition prevailing in the market for qualified personnel. Ms. Golden and we are parties to an employment agreement which expires on December 31, 2026.
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
All of these systems are subject to “cyber attacks” by sophisticated third parties with substantial computing resources and capabilities, and to unauthorized or illegitimate actions by employees, consultants, agents and other persons with legitimate access to our systems. Such attacks or actions may include attempts to:
•steal, corrupt, or destroy data, including our intellectual property, financial data or the personal information of our customers or employees
•misappropriate funds
•disrupt or shut down our systems
•deny customers, agents, brokers, or others access to our systems, or

•infect our systems with viruses or malware.
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
We have effective registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), covering an aggregate of 2,900,000 shares of our common stock issuable under our Amended and Restated 2014 Equity Participation Plan (the "2014 Plan") and our 2024 Equity Participation Plan (the “2024 Plan”).
As of December 31, 2024, options to purchase 281,913 shares of our common stock, and 267,586 shares subject to unvested restricted stock grants, were outstanding under the 2014 Plan and the 2024 Plan and 941.245 shares were reserved for issuance thereunder. The shares issuable pursuant to the registration statements on Form S-8 will be freely tradable in the public market, except for shares held by our affiliates. As of December 31, 2024, there were also outstanding warrants for the purchase of 642,025 shares of our common stock. The shares issuable pursuant to an exercise of the warrants may be freely tradeable in the public market under certain circumstances.
The 2014 Plan terminated in August 2024 and the 2024 Plan terminates in August 2034.
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
We do not currently pay dividends.
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
Risk Management
We assess and identify security risk to the organization by:
•conducting assessments of risk, including likelihood and magnitude, from unauthorized access, use, disclosure, disruption, modification or destruction of information systems and the related information processes, stored or transmitted;
•performing risk assessments and producing security assessment reports that document the results of the assessment for use and review by information technology senior leadership, including the Chief Technology Officer;
•ensuring security controls are assessed for effectiveness, are implemented correctly, operating as intended and producing the desired outcome; and
•continuously scanning for vulnerabilities and remedying all vulnerabilities in accordance with the associated risk.
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
Monitoring
We have established a continuous monitoring strategy and program, which includes:
•a set of defined security metrics to be monitored;
•performance of security control assessments on an ongoing basis;
•addressing results of analysis and reporting security status to the executive team;
•monitoring information systems to detect attacks and indicators of potential attacks;
•identification of unauthorized use of the information system resources; and
•deployment of monitoring devices strategically within the information system environment.
Governance
Our Corporate Sustainability and Risk Management Committee of the Board of Directors has been delegated the power and authority to oversee and make recommendations to the Board with regard to our overall approach to risks relating to business operations, including with regard to information technology and cybersecurity. In a presentation from our Chief Technology Officer, the committee received information regarding our approach to cybersecurity, which included the following topics: the confidentiality of nonpublic information and the integrity and security of our information system, the cybersecurity policies and procedures, material cybersecurity risks to us, and the overall effectiveness of our cybersecurity program.
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

In February 2025, 15 Joys Lane LLC, our subsidiary, entered into a contract of sale with Ulster County, New York (the “County”) for the sale to the County of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”) . The purchase price for the Property is $3,600,000. The closing of the sale is anticipated to take place in March 2025, subject to the satisfaction of the conditions to the closing.
Effective March 1, 2025, we have leased new principal executive office space at 120 Wood Road, Kingston, New York 12401. The new offices are held pursuant to a lease which expires on March 31, 2030 with a five year renewal option.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is quoted on The Nasdaq Capital Market under the symbol “KINS.”
Holders
As of March 12, 2025, there were 210 record holders of our common stock.
Dividends
Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. We paid a cash dividend in each quarter from September 2011 through September 2022. On November 11, 2022, our Board of Directors determined to suspend regular quarterly dividends due to the need to retain cash to repay indebtedness.
Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future dividends of any kind will be paid to holders of our common stock.
Our ability to pay dividends depends, in part, on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. In addition, there are restrictions related to surplus and net investment income. Without the prior approval of the DFS, dividends may be paid by insurance carriers from unassigned surplus and are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2023, KICO was not able pay any dividends to us without prior regulatory approval due to negative unassigned surplus of approximately $7,662,000. As of December 31, 2024 KICO had unassigned surplus of approximately $13,658,000. KICO has an agreement with DFS that KICO may only pay dividends up to $12,000,000 to us for purposes of paying operating expenses and debt obligations. See “Business – Government Regulation”, “Risk Factors – As a holding company, we are dependent on the results of operations of our subsidiary, KICO; there are restrictions on the payment of dividends by KICO” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1, 1A and 7, respectively, of this Annual Report.
In addition, pursuant to the 2022 Exchange Agreement and the 2024 Exchange Agreement, we were not permitted to pay any cash dividends without the approval of the holders of a majority of the outstanding principal amount of the 2022 Notes and the 2024 Notes. The 2022 Notes were exchanged in part for the 2024 Notes, and the 2024 Notes were paid in full on February 25, 2025.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 6. RESERVED.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2024 and 2023, respectively, 96.0% and 88.3% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.
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
Principal Revenue and Expense Items
Net premiums earned: Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2023, we would earn half of the premiums in 2023 and the other half in 2024.
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
In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of December 31, 2024 and 2023, there were no commercial liability policies in-force. As of December 31, 2024, these expired policies represent approximately 14.4% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.
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
Underlying loss ratio: The underlying loss ratio is a non-GAAP ratio, which is computed as the GAAP net loss ratio excluding the effect of prior year loss reserve development and catastrophes losses. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by prior year loss reserve development and catastrophe losses. Catastrophe losses cause our loss ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the net loss ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net loss ratio. The underlying loss ratio should not be considered a substitute for the net loss ratio and does not reflect our net loss ratio.

Net loss ratio excluding the effect of catastrophes: The net loss ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between the GAAP net loss ratio and the effect of catastrophes on the net loss ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses cause our net loss ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the net loss ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net loss ratio. The net loss ratio excluding the effect of catastrophes should not be considered a substitute for the net loss ratio and does not reflect our net loss ratio.

Net loss ratio excluding commercial lines business: The net loss ratio excluding commercial lines business is a non-GAAP ratio, which is computed as the difference between the GAAP net loss ratio and the effect of commercial lines on the net loss ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by losses from commercial lines business. Our commercial lines business has been in run-off effective July 2019. Commercial lines losses cause our net loss ratios to vary between periods as a result of changes to their loss reserves during the run-off period and have an impact on the net loss ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net loss ratio. The net loss ratio excluding commercial lines business should not be considered a substitute for the net loss ratio and does not reflect our net loss ratio.
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
Net underwriting expense ratio excluding the effect of catastrophes: The net underwriting expense ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between the GAAP net underwriting expense ratio and the effect of catastrophes on the net underwriting expense ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses cause our net underwriting expense ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the underwriting expense ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net underwriting expense ratio. The net underwriting expense ratio excluding the effect of catastrophes should not be considered a substitute for the net underwriting expense ratio and does not reflect our net underwriting expense ratio.
Net combined ratio: The net combined ratio is a measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net underwriting expense ratios. If the net combined ratio is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.
Net combined ratio excluding the effect of catastrophes: The net combined ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between the GAAP combined ratio and the effect of catastrophes on the net combined ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses cause our net combined ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the net combined ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net combined ratio. The net combined ratio excluding the effect of catastrophes should not be considered a substitute for the net combined ratio and does not reflect our net combined ratio.
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

Loss and Loss Adjustment Expense Reserves
Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of December 31, 2024 and 2023:

	As of December 31, 2024			As of December 31, 2023

($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$64,087	$17,721	$46,366	$67,108	$19,538	$47,570
Case LAE	6,563	1,426	5,137	5,726	1,121	4,605
IBNR loss	38,681	10,661	28,020	37,262	10,665	26,597
IBNR LAE	16,879	2,514	14,365	11,722	1,965	9,757
Total	$126,210	$32,322	$93,888	$121,818	$33,289	$88,529
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
Deferred Income Taxes
Our effective tax rate is based on GAAP income at statutory tax rates, adjusted for non-taxable and non-deductible items, and tax credits. Changes in estimates used in preparing the consolidated statements of operations and comprehensive income (loss) could result in significant changes to our deferred tax asset or liability.
Deferred tax assets or liabilities are recognized for estimated future tax consequences which result in differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. These assets and liabilities are carried at the enacted tax rates expected to apply when the asset or liability is expected to be recovered or settled. Changes in estimates and assumptions in the consolidated statements of operations and comprehensive income (loss), or changes in the enacted tax rate, could result in significant variances between our carried deferred tax and tax recognized on the recovery or settlement of the asset or liability.
Investments
Bonds are classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”), and stocks are generally classified as AFS. Investments classified as HTM are carried at amortized cost, which requires very little judgement. Investments classified as AFS are generally carried at fair value with an unrealized gain/loss recorded in income. Actual results could vary significantly from the fair values recognized in the consolidated statements of operations and comprehensive income (loss).

Kingstone 2.0 (completed), Kingstone 3.0 (underway), and Change in Market Dynamics (underway)
Beginning in the fourth quarter of 2019, a series of strategic initiatives, coined “Kingstone 2.0”, were commenced to modernize our company. The pillars of the new strategy were as follows:
1.Strengthen the management team by adding highly qualified professionals with deep domain experience and diverse backgrounds;
2.Reduce expenses and increase efficiency by embracing technology, including converting to a new policy management system, retiring multiple legacy systems and starting up a new claims system, among other technology initiatives;
3.Develop and implement a new, more highly segmented product suite (Kingstone Select) which better matches rate to risk using advanced analytics and an abundance of data; and
4.Better manage our catastrophe exposure in order to reduce the growth rate of our probable maximum loss (“PML”) in order to mitigate the impact of the then emerging “hard market” in catastrophe reinsurance.
We announced the substantive completion of Kingstone 2.0 in late 2022 and embarked on a new strategy to optimize our in-force business, which we coined as “Kingstone 3.0”. The four pillars of this new strategy entail:
1.Aggressively reduced the non-Core book of business, which has had a disproportionately negative impact on underwriting results, by stopping new business, culling the agent base, reducing commissions, or other means, subject to regulatory constraints, and have aggressively reduced policy count. Our request to withdraw from the state of New Jersey was acknowledged in October 2023 and all remaining policies were non-renewed over a two year period starting January 1, 2024. As of December 31, 2024, our non-Core policy count was down by 65% compared to December 31, 2023;
2.Adjusted pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensured all policyholders were insured to value. Inflation has been a dominant headwind that is showing signs of stabilizing. We have been cognizant that inflation’s impact on loss costs places added pressure on premiums and, as such, we have been more frequent and aggressive with our rate change requests. Similarly, home replacement values reflect that same inflationary pressure. In September 2023, we completed our first cycle of valuation adjustments, making sure that all homes were insured to value. As a result, we have seen a rise in premiums attributable to the heightened replacement costs. All policies are renewed at the most current replacement cost. Overall average written premium for our Core renewal policies for the last 12 months, reflecting both rate and replacement cost changes, increased by 17.4%;
3.Tightly managed reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML. We needed to contain our exposure to spiking reinsurance pricing. We did so and were able to reduce the required limit to be purchased while maintaining our same risk tolerance. We used all the tools available to us to limit new business that was deemed to be too expensive and at the same time re-underwrote the book to cull those risks which presented the greatest risk; and
4.Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024. For the year ended December 31, 2023, we achieved our goal of 33%, with a net underwriting expense ratio of 32.9%. For the year ended December 31, 2024, we achieved our goal, with a net underwriting expense ratio of 31.3%, a reduction of 1.6 points compared to the year ended December 31, 2023.

We believe that the above actions taken resulted in our return to profitability for the year ended December 31, 2024, will continue to have the intended effect and will continue through the year ended December 31, 2025 and beyond.

On August 2, 2024, two large competitors announced a plan to wind down their personal lines operations in New York State and to non-renew or mid-term cancel their entire book of business before year end 2024. The policyholders of such competitors will need to find alternative coverage. Beginning in the quarter ended September 30, 2024, we began seeing a sizable increase in our policies in force and direct written premiums from these non-renewed and cancelled policies. We refer to this new business as a Change in Market Dynamics.
See the tables below for our Core and non-Core business for policies in force as of December 31, 2024 and 2023 and direct written premiums for the years ended December 31, 2024 and 2023. For the year ended December 31, 2024, our Core direct written premiums increased by 31.4% compared to the year ended December 31, 2023, while Core policies in force increased by 9.3% as of December 31, 2024 as compared to December 31, 2023. For the same periods, our non-Core policies in force decreased by 64.9% and non-Core direct written premiums decreased by 58.5%.

	As of December 31,
	2024	2023	Change	Percent

Policies In Force, as of end of Period
Core	73,857	67,575	6,282	9.3%
Non-Core	3,799	10,823	(7,024)	(64.9)%
Total policies in force	77,656	78,398	(742)	(0.9)%

	Years ended December 31,
(000’s except percentages)	2024	2023	Change	Percent

Direct written premiums
Core	$232,227	$176,692	$55,535	31.4%
Non-Core	9,754	23,482	(13,728)	(58.5)%
Total direct written premiums	$241,980	$200,175	$41,805	20.9%
(Columns in the table above may not sum to totals due to rounding)

Consolidated Results of Operations
The following table summarizes the changes in the results of our operations for the periods indicated:

	Years ended December 31,
($ in thousands)	2024	2023	Change	Percent
Revenues
Direct written premiums	$241,980	$200,175	$41,805	20.9%
Assumed written premiums	-	-	-	na
	241,980	200,175	41,805	20.9%
Ceded written premiums
Ceded to quota share treaties (1)	50,539	51,125	(586)	(1.1%)
Ceded to excess of loss treaties	6,417	7,122	(705)	(9.9%)
Ceded to catastrophe treaties	30,794	33,271	(2,477)	(7.4%)
Total ceded written premiums	87,750	91,518	(3,768)	(4.1%)

Net written premiums	154,230	108,657	45,573	41.9%

Change in unearned premiums
Direct and assumed	(29,080)	1,871	(30,951)	na
Ceded to quota share treaties (1)	3,348	3,856	(508)	(13.2%)
Change in net unearned premiums	(25,732)	5,727	(31,459)	(549.3%)

Premiums earned
Direct and assumed	212,900	202,046	10,854	5.4%
Ceded to reinsurance treaties	(84,402)	(87,661)	3,259	(13.6)%
Net premiums earned	128,498	114,384	14,114	12.3%

Ceding commission revenue (1)	18,838	21,053	(2,215)	(10.5%)
Net investment income	6,824	6,009	815	13.6%
Net gains on investments	415	2,135	(1,720)	(80.6)%
Other income	568	610	(42)	(6.9)%
Total revenues	155,142	144,191	10,951	7.6%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	79,472	111,997	(32,525)	(29.0)%
Losses from catastrophes (2)	3,389	11,944	(8,555)	(71.6)%
Total direct and assumed loss and loss adjustment expenses	82,861	123,940	(41,079)	(33.1)%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	19,292	37,302	(18,010)	(48.3%)
Losses from catastrophes (2)	935	3,789	(2,854)	(75.3)%
Total ceded loss and loss adjustment expenses	20,226	41,091	(20,865)	(50.8%)

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	60,181	74,694	(14,513)	(19.4)%
Losses from catastrophes (2)	2,454	8,155	(5,701)	(69.9%)
Net loss and loss adjustment expenses	62,635	82,849	(20,214)	(24.4)%

Commission expense	33,929	33,365	564	1.7%
Other underwriting expenses	25,693	25,910	(217)	(0.8)%
Other operating expenses	3,635	2,456	1,179	48.0%
Depreciation and amortization	2,449	2,973	(524)	(17.6)%
Interest expense	3,514	4,003	(489)	(12.2%)
Total expenses	131,854	151,556	(19,702)	(13.0)%

Income (loss) before taxes	23,288	(7,365)	30,653	na
Income tax expense (benefit)	4,930	(1,197)	6,127	na
Net income (loss)	$18,358	$(6,168)	$24,526	na
(Columns in the table above may not sum to totals due to rounding)

(1)For the year ended December 31, 2023 , our personal lines business was subject to a 30% quota share treaty, expiring on January 1, 2024, which included a runoff of an 5.5% portion through the remainder of 2023. Effective January 1, 2024, we entered into a 27% personal lines quota share treaty, which includes a runoff of a 3.0% portion through the end of 2024.
(2)For the years ended December 31, 2024 and 2023 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers

	Years Ended December 31,
	2024	2023	Percentage Point Difference	Percent Change

Key ratios:
Net loss ratio	48.7%	72.4%	(23.7)	(32.7)%
Net underwriting expense ratio	31.3%	32.9%	(1.6)	(4.9)%
Net combined ratio	80.0%	105.3%	(25.3)	(24.0)%
Direct Written Premiums
Direct written premiums during the year ended December 31, 2024 (“Year Ended 2024”) were $241,980,000 compared to $200,175,000 during the year ended December 31, 2023 (“Year Ended 2023”). The increase of $41,805,000, or 20.9%, was primarily due to an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Year Ended 2024 were $227,643,000, an increase of $42,217,000 or 22.8%, from $185,426,000 in Year Ended 2023. The 22.8% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 31.4% offsetting a 58.5% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans. Beginning in the third quarter, 2024, the Change in Market Dynamics became a major factor to the increase in direct written premiums from our personal line business.
Direct written premiums from our livery physical damage business for Year Ended 2024 were $14,248,000, a decrease of $400,000, or 2.7%, from $14,648,000 in Year Ended 2023. The decrease in livery physical damage direct written premiums was due to an underwriting restriction in place to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The decrease was offset by an increase in the values of the autos insured.
Direct written premiums from our Core business were $232,227,000 in Year Ended 2024 compared to $176,692,000 in Year Ended 2023, an increase of $55,535,000, or 31.4%. The increase in direct written premiums from our Core business was due to rate increases and an increase in policies in force. Policies in force from our Core business increased by 9.3% in Year Ended 2024 compared to Year Ended 2023. Direct written premiums from our non-Core business were $9,753,000 in Year Ended 2024, as compared to $23,482,000 in Year Ended 2023, a decrease of $13,729,000, or 58.5%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 64.9% in Year Ended 2024 compared to Year Ended 2023. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.
Net Written Premiums and Net Premiums Earned
Net written premiums increased $45,573,000, or 41.9%, to $154,230,000 in Year Ended 2024 from $108,657,000 in Year Ended 2023. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Year Ended 2024 is primarily due to an increase in direct written premiums and a decrease in catastrophe premium rates.

Quota share reinsurance treaties
Effective January 1, 2023, we entered into a 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon expiration of the 2023/2024 Treaty on January 1, 2024 we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 ("2024/2025 Treaty"). Our personal lines business was subject to the 2024/2025 Treaty in the Year Ended 2024 and the 2023/2024 Treaty in the Year Ended 2023. Our premiums ceded under the quota share treaties decreased by $586,000 in comparison to premiums attributable to the increase in direct written premiums subject to the 2024/2025 Treaty compared to direct written premiums subject to the 2023/2024 Treaty. The decrease in ceded premiums related to the increase in direct written premiums was offset by the decrease in quota share ceding percentage rates.
Excess of loss reinsurance treaties
In Year Ended 2024, our ceded excess of loss reinsurance premiums decreased $705,000 compared to the ceded excess of loss premiums for Year Ended 2023. Effective January 1, 2023, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2023 through January 1, 2024. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025.
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase if reinsurance rates are stable or are increasing. Under Kingstone 2.0 and 3.0 we had a decrease in policies in force, and better catastrophe management, resulting in a decrease in catastrophe exposure, and a decrease in catastrophe premiums. On July 1, 2024 and 2023, we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter. Our catastrophe premiums were $30,794,000 in Year Ended 2024, compared to $33,271,000 in Year Ended 2023, a decrease of $2,477,000, or 7.4%.
Net premiums earned
Net premiums earned increased $14,114,000 or 12.3% to $128,498,000 in Year Ended 2024 compared to $114,384,000 in Year Ended 2023. The increase was due to the three percentage point reduction in quota share rates discussed above, the run-off of a portion of the 2023/2024 Treaty, which increased the premiums ceded and reduced the net premiums earned in Year Ended 2023, the increase in premiums from the Change in Market Dynamics in Year Ended 2024, and a decrease in catastrophe premium rates, reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned.
Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2024	2023	Change	Percent

Provisional ceding commissions earned	$18,829	$20,397	$(1,568)	(7.7%)
Contingent ceding commissions earned	9	656	(647)	(98.6%)

Total ceding commission revenue	$18,838	$21,053	$(2,215)	(10.5%)
(Columns in the table above may not sum to totals due to rounding)

Ceding commission revenue was $18,838,000 in Year Ended 2024 compared to $21,053,000 in Year Ended 2023. The decrease of $2,215,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In Year Ended 2024, we earned provisional ceding commissions of $18,829,000 from personal lines earned premiums ceded under the 2024/2025 Treaty, and in Year Ended 2023, we earned provisional ceding commissions of $20,397,000 from personal lines earned premiums ceded under the 2023/2024 Treaty. The decrease of $1,568,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Year Ended 2024 compared to Year Ended 2023, offset by an increase in ceding commission rates under the 2024/2025 Treaty.
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
Net Investment Income
Net investment income was $6,824,000 in Year Ended 2024 compared to $6,009,000 in Year Ended 2023, an increase of $815,000, or 13.6%. The average yield on non-cash invested assets was 3.80% as of December 31, 2024 compared to 3.75% as of December 31, 2023
Cash and invested assets were $221,847,000 as of December 31, 2024 compared to $172,095,000 as of December 31, 2023, an increase of $49,752,000.
Net Gains on Investments
Net gains on investments were $415,000 in Year Ended 2024 compared to net gains of $2,135,000 in Year Ended 2023. Unrealized gains on our equity securities and other investments in Year Ended 2024 were $477,000, compared to unrealized gains of $2,153,000 in Year Ended 2023. Net realized losses on sales of investments were $62,000 in Year Ended 2024 compared to net realized losses of $19,000 in Year Ended 2023.
Other Income
Other income was $568,000 in Year Ended 2024 compared to $610,000 in Year Ended 2023, a decrease of $47,000, or 6.9%.
Net Loss and LAE
Net loss and LAE was $62,635,000 for Year Ended 2024 compared to $82,849,000 for Year Ended 2023. The net loss ratio was 48.7% in Year Ended 2024 compared to 72.4% in Year Ended 2023, a decrease of 23.7 percentage points.

The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business(1):

Year to Date Net Loss Ratio Components
2024: 48.7%, 2023: 72.4%
Excluding Commercial Lines ("x CL"): 2024: 46.9%, 2023: 70.9%
80%
70%
60%
50%
40%
30%
20%
10%
0%
-10%
1.9%
48.2%
-1.4%
7.1%
65.3%
0.0%
1.9%
48.2%
-3.2%
7.1%
65.3%
-1.5%
2024 ALL
2023 ALL
2024 ALL x CL
2023 ALL x CL
Underlying
Catastrophes
Prior Year Development

(Percent components may not sum to totals due to rounding)
The net loss ratio for Year Ended 2024 improved significantly compared to Year Ended 2023. For Year Ended 2024, the catastrophe impact, prior year development, and underlying loss ratio(1) (loss ratio excluding the impact of catastrophes and prior year development) were all lower than Year Ended 2023.

There were sixteen newly designated catastrophe events for Year Ended 2024, none of which was a major event for the Company’s covered areas. The estimated total net catastrophe impact for Year Ended 2024 was $2,454,000, which contributed 1.9 points to the loss ratio. By comparison, the catastrophe impact for Year Ended 2023 was 7.1 points. Losses from winter-related catastrophe claims were minimal for Year Ended 2024, whereas the previous year was impacted by a major winter event in February 2023.

The underlying loss ratio(1) was 48.2% for Year Ended 2024, a decrease of 17.1 points from the 65.3% underlying loss ratio recorded for Year Ended 2023. Overall personal lines non-catastrophe frequency for Year Ended 2024 was lower than Year Ended 2023, which is believed to be the result of better risk selection in the Company’s Select product rollout as well as the Company’s active efforts to manage less profitable segments. Overall personal lines non-catastrophe severity for Year Ended 2024 was also improved compared to Year Ended 2023, primarily driven by water claims and a reduced impact from large losses.

There was favorable prior year development of $1,780,000 for Year Ended 2024, which translates to a 1.4-point decrease to the net loss ratio. By comparison, the impact of favorable prior year development for Year Ended 2023 was a decrease of less than 0.1 points.
(1) Underlying loss ratio is a non-GAAP ratio, which is computed the GAAP net loss ratio excluding the effect of prior year loss reserve development and catastrophe losses.Net loss ratio excluding commercial lines business is a non-GAAP ratio, which is computed as the difference between the GAAP net loss ratio and the effect of commercial lines business. See "Non-GAAP Financial Measures" for the reconciliation of underlying loss ratio and net loss ratio excluding commercial lines business to the GAAP measure of net loss ratio.

See table below under “Additional Financial Information” summarizing net loss ratios by line of business.
Commission Expense
Commission expense was $33,929,000 in Year Ended 2024 or 15.9% of direct earned premiums. Commission expense was $33,365,000 in Year Ended 2023 or 16.5% of direct earned premiums. The increase of $564,000 was primarily due to $2,788,000 of contingent commission in Year Ended 2024 based on the profitability of the business, and an increase in direct earned premiums of $10,854,000. The increase was offset by a reduction in commission rates on our legacy policies in accordance with our Kingstone 3.0 strategy as well as the lower commission rate paid on Select products as compared to legacy products.
Other Underwriting Expenses
Other underwriting expenses were $25,693,000, or 12.1% of direct earned premiums, in Year Ended 2024 compared to $25,910,000, or 12.8% of direct earned premiums, in Year Ended 2023. The decrease of $217,000, or 0.8%, was primarily due to a $365,000 gain on the commutations of prior years’ quota share reinsurance treaties from a group of reinsurers, decreases in base salaries and employment costs as described below, and a decrease in policy management system fees. The decreases were partially offset by the impact of high inflation.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $13,143,000 in Year Ended 2024 compared to $11,335,000 in Year Ended 2023. The increase of $1,808,000, or 34.2%, is compared unfavorably to the 20.9% increase in direct written premiums. The increase in salaries and employment costs was due to $1,614,000 accrued under our employee bonus plans due to the profitable underwriting insurance operations in Year Ended 2024 compared to a loss in Year Ended 2023, and $446,000 accrued under our executive bonus plan pursuant to the employment agreement of our Chief Executive Officer. The increases related to bonuses were offset by a reduction in our staff in June and July of 2023 as we have been reducing our non-Core business. The decrease from the reduction in staff was partially offset in the periods following Year Ended 2023, as we began to strengthen our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies. In addition, we are now hiring additional staff to handle the new business from the Change in Market Dynamics.

Our net underwriting expense ratio in Year Ended 2024 was 31.3% compared to 32.9% in Year Ended 2023. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Years ended December 31,		Percentage Point Change
	2024	2023
Other underwriting expenses
Employment costs	10.2%	9.9%	0.3
Underwriting fees (inspections/surveys)	1.4	1.6	(0.2)
IT expenses	2.2	2.9	(0.7)
Professional fees	0.8	1.1	(0.3)
Other expenses	5.4	7.1	(1.7)
Total other underwriting expenses	20.0	22.6	(2.6)

Commission expense	26.4	29.2	(2.8)

Ceding commission revenue
Provisional	(14.7)	(17.8)	3.1
Contingent	—	(0.6)	0.6
Total ceding commission revenue	(14.7)	(18.4)	3.7

Other income	(0.4)	(0.5)	0.1

Net underwriting expense ratio	31.3%	32.9%	(1.6)
(Components may not sum to totals due to rounding)
Other Operating Expenses
Other operating expenses, related to the expenses of our holding company and Cosi, were $3,635,000 for Year Ended 2024 compared to $2,456,000 for Year Ended 2023. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Years ended December 31,
($ in thousands)	2024	2023	Change	Percent

Other operating expenses
Employment costs	$325	$376	$(51)	(13.6)%
Executive bonus	50	—	50	na
Equity compensation	1,383	833	550	66.0
Professional	381	276	105	38.0
Directors fees	376	275	101	36.7
Insurance	196	194	2	1.0
Loss on extinguishment of debt	297	—	297	na
Other expenses	627	502	125	24.9
Total other operating expenses	$3,635	$2,456	$1,179	48.0%
(Components may not sum to totals due to rounding)

The increase in Year Ended 2024 of $1,179,000, or 48.0%, as compared to Year Ended 2023 was primarily due to an increase in equity compensation and loss on extinguishment of debt. The increase in equity compensation is due to accelerated vesting in September 2024 as a result of the retirement of our executive chairman, and an equity compensation accrual for our senior leadership team pursuant to our employee bonus plan. The executive bonus of $50,000 allocated to other operating expenses in Year Ended 2024 is accrued pursuant to the employment agreement of our Chief Executive Officer and is a result of the profitable operations before taxes in Year Ended 2024 compared to a loss in Year Ended 2023. The $297,000 loss on extinguishment of debt loss is due to writing off the balance of unamortized debt issue costs from the 2022 Notes at the time of the 2024 Exchange Agreement as disclosed in Note 9 to the consolidated financial statements.
Depreciation and Amortization
Depreciation and amortization was $2,449,000 in Year Ended 2024 compared to $2,973,000 in Year Ended 2023. The decrease of $524,000, or 17.6%, in depreciation and amortization was primarily due to the completion and deployment of our customized policy management software as planned for in Kingstone 2.0, which allowed us to consolidate multiple legacy systems into one efficient system and retire those older more costly and less reliable systems. Depreciation on older assets that were retired, which had a shorter useful life, is greater than the depreciation on newly acquired assets which have a longer useful life.
Interest Expense
Interest expense in Year Ended 2024 was $3,514,000 compared to $4,003,000 in Year Ended 2023, a decrease of $489,000 or 12.2%. In Year Ended 2024 and Year Ended 2023, as disclosed in Note 9 to the consolidated financial statements, we incurred interest expense in connection with the 2022 Notes and 2024 Notes. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with the 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the principal balances of the 2022 Notes were exchanged for the 2024 Notes, which provided for interest at the rate of 13.75% per annum. We made optional prepayments of $3,000,000 on September 30, 2024, $2,000,000 on November 13, 2024, $4,000,000 on December 30, 2024, $3,500,000 on January 28, 2025, and $2,450,000 on February 24, 2025 (see Note 20 - Subsequent Events, Debt), and, accordingly, we have fully satisfied the entire principal balance under the 2024 Notes. In addition to interest on 2022 Notes and 2024 Notes, we also incur interest expense on the 2022 equipment financing.
Income Tax Expense (Benefit)
Income tax expense in Year Ended 2024 was $4,930,000, which resulted in an effective tax rate of 21.2%. Income tax (benefit) in Year Ended 2023 was $(1,197,000), which resulted in an effective tax rate of (16.3)%. Income before taxes was $23,288,000 in Year Ended 2024 compared to a loss before taxes of $(7,365,000) in Year Ended 2023. The difference in effective tax rate is due to the effect of permanent differences in Year Ended 2024 compared to Year Ended 2023.
Net Income (Loss)
Net income was $18,358,000 in Year Ended 2024 compared to net loss of $(6,168,000) in Year Ended 2023. The change from net loss to net income of $24,526,000 was due to the circumstances described above.

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

	Years Ended December 31,
	2024	2023
Gross premiums written:
Personal lines	$227,642,802	$185,425,960
Livery physical damage	14,248,462	14,648,333
Other(1)	88,673	100,209
Total gross premiums written	$241,979,937	$200,174,502

Net premiums written:
Personal lines	$139,914,970	$93,941,418
Livery physical damage	14,248,462	14,648,333
Other(1)	66,433	67,058
Total net premiums written	$154,229,865	$108,656,809

Net premiums earned:
Personal lines	$113,876,043	$100,391,726
Livery physical damage	14,550,160	13,905,368
Other(1)	71,717	87,169
Total net premiums earned	$128,497,920	$114,384,263

Net loss and loss adjustment expenses(3):
Personal lines	$49,268,714	$72,580,057
Livery physical damage	6,158,197	5,388,954
Other(1)	(34,237)	146,286
Unallocated loss adjustment expenses	4,926,243	3,008,419
Total without commercial lines	60,318,917	81,123,716
Commercial lines (in run-off effective July 2019)(2)	2,315,799	1,725,494
Total net loss and loss adjustment expenses	$62,634,716	$82,849,210

Net loss ratio(3):
Personal lines	43.3%	72.3%
Livery physical damage	42.3%	38.8%
Other(1)	(47.7%)	167.8%
Total without commercial lines	46.9%	70.9%
Commercial lines (in run-off effective July 2019)(2)	na	na
Total	48.7%	72.4%
(1)“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(2)In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.

(3)See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in the years ended December 31, 2024 and 2023.
Insurance Underwriting Business on a Standalone Basis(1)
Our insurance underwriting business reported on a standalone basis(1) for the years ended December 31, 2024 and 2023 follows:

	Years ended December 31,
	2024	2023

Revenues
Net premiums earned	$128,497,920	$114,384,263
Ceding commission revenue	18,837,946	21,053,494
Net investment income	6,823,590	6,008,682
Net gains on investments	359,490	1,978,373
Other income	549,967	600,993
Total revenues	155,068,913	144,025,805

Expenses
Loss and loss adjustment expenses	62,634,716	82,849,210
Commission expense	33,929,333	33,364,629
Other underwriting expenses	25,692,727	25,909,962
Depreciation and amortization	2,448,932	2,973,440
Interest expense	368,664	434,155
Total expenses	125,074,372	145,531,396

Income (loss) from operations	29,994,541	(1,505,591)
Income tax expense (benefit)	6,412,686	(17,681)
Net income (loss) from insurance underwriting business on a standalone basis(1)	$23,581,855	$(1,487,910)

Key Measures:
Net loss ratio	48.7%	72.4%
Net underwriting expense ratio	31.3%	32.9%
Net combined ratio	80.0%	105.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$59,622,060	$59,274,591
Less: Ceding commission revenue	(18,837,946)	(21,053,494)
Less: Other income	(549,967)	(600,993)
Net underwriting expenses	$40,234,147	$37,620,104

Net premiums earned	$128,497,920	$114,384,263

Net Underwriting Expense Ratio	31.3%	32.9%

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
An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Year ended December 31, 2024
Written premiums	$241,979,937	$-	$(87,750,072)	$154,229,865
Change in unearned premiums	(29,080,195)	-	3,348,250	(25,731,945)
Earned premiums	$212,899,742	$-	$(84,401,822)	$128,497,920

Loss and loss adjustment expenses excluding
the effect of catastrophes	$79,477,309	$-	$(19,296,752)	$60,180,557
Catastrophe loss	3,388,937	-	(934,778)	2,454,159
Loss and loss adjustment expenses	$82,866,246	$-	$(20,231,530)	$62,634,716

Loss ratio excluding the effect of catastrophes(2)	37.3%	0.0%	22.9%	46.8%
Catastrophe loss	1.0%	0.0%	1.1%	1.9%
Loss ratio	38.3%	0.0%	24.0%	48.7%

Year ended December 31, 2023
Written premiums	$200,174,502	$-	$(91,517,693)	$108,656,809
Change in unearned premiums	1,871,239	-	3,856,215	5,727,454
Earned premiums	$202,045,741	$-	$(87,661,478)	$114,384,263

Loss and loss adjustment expenses excluding
the effect of catastrophes	$111,996,791	$-	$(37,302,450)	$74,694,341
Catastrophe loss	11,943,624	-	(3,788,755)	8,154,869
Loss and loss adjustment expenses	$123,940,415	$-	$(41,091,205)	$82,849,210

Loss ratio excluding the effect of catastrophes(2)	55.4%	0.0%	42.6%	65.3%
Catastrophe loss	5.9%	0.0%	4.3%	7.1%
Loss ratio	66.9%	0.0%	47.0%	72.4%
(Percentage components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the years ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023

Net premiums earned	$128,497,920	$114,384,263
Ceding commission revenue	18,837,946	21,053,494
Other income	549,967	600,993

Loss and loss adjustment expenses (1)	62,634,716	82,849,210

Acquisition costs and other underwriting expenses:
Commission expense	33,929,333	33,364,629
Other underwriting expenses	25,692,727	25,909,962
Total acquisition costs and other
underwriting expenses	59,622,060	59,274,591

Underwriting loss	$25,629,057	$(6,085,051)

Key Measures:
Net loss ratio excluding the effect of catastrophes(2)	46.8%	65.3%
Effect of catastrophe loss on net loss ratio (1)(2)	1.9%	7.1%
Net loss ratio	48.7%	72.4%

Net underwriting expense ratio excluding the
effect of catastrophes(2)	31.3%	32.9%
Effect of catastrophe loss on net underwriting
expense ratio(2)	0.0%	0.0%
Net underwriting expense ratio	31.3%	32.9%

Net combined ratio excluding the effect
of catastrophes(2)	78.1%	98.2%
Effect of catastrophe loss on net combined
ratio (1)(2)	1.9%	7.1%
Net combined ratio	80.0%	105.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$59,622,060	$59,274,591
Less: Ceding commission revenue	(18,837,946)	(21,053,494)
Less: Other income	(549,967)	(600,993)
	$40,234,147	$37,620,104

Net earned premium	$128,497,920	$114,384,263

Net Underwriting Expense Ratio	31.3%	32.9%
(1)For the years ended December 31, 2024 and 2023, includes the sum of net catastrophe losses and loss adjustment expenses of $2,454,159 and $8,154,869, respectively.

(2)Net loss ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between the GAAP net loss ratio and the effect of catastrophes on the net loss ratio. See "Non-GAAP Financial Measures" for the reconciliation of net loss ratio excluding the effect of catastrophes to the GAAP measure of net loss ratio. Net underwriting expense ratio excluding the effect of catastrophes is also a non-GAAP ratio, which is computed as the difference between the GAAP net underwriting expense ratio and the effect of catastrophes on the net underwriting expense ratio. See "Non-GAAP Financial Measures" for the reconciliation of net underwriting expense ratio excluding the effect of catastrophes to the GAAP measure of net underwriting expense ratio. Net combined ratio excluding the effect of catastrophes is also a non-GAAP ratio, which is computed as the difference between the GAAP net combined ratio and the effect of catastrophes on the net combined ratio. See "Non-GAAP Financial Measures" for the reconciliation of net combined ratio excluding the effect of catastrophes to the GAAP measure of net combined ratio.
Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of December 31, 2024 and 2023:
Available-for-Sale Securities

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$—	$—	$—	$-	$—	—%

Political subdivisions of States, Territories and Possessions	24,271,177	-	(73,589)	(3,324,491)	20,873,097	11.2%

Corporate and other bonds Industrial and miscellaneous	112,507,436	-	(1,024,461)	(4,690,597)	106,792,378	57.1%

Residential mortgage and other asset backed securities (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	31.7%
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	100.0%

	December 31, 2023

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	14.1%

Political subdivisions of States, Territories and Possessions	16,607,713	-	—	(3,209,161)	13,398,552	9.0%

Corporate and other bonds Industrial and miscellaneous	75,993,042	-	—	(5,885,296)	70,107,746	47.1%

Residential mortgage and other asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	29.9%
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	100.0%

(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of December 31, 2024 KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account, As of December 31, 2024 and 2023, the amount of required collateral was approximately $5,308,000 and $6,999,000, respectively. As of December 31, 2024 and 2023, the estimated fair value of the eligible collateral was approximately $5,308,000 and $6,999,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 9 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2024, the estimated fair value of the eligible investments was approximately $10,130,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2024 and 2023 there was no outstanding balance on the FHLBNY credit line.

Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of December 31, 2024 and 2023:

	December 31, 2024
Category	Cost	Gross Gains	Gross Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705	71.2%
Fixed income exchange traded funds	3,711,232		(808,432)	2,902,800	28.2%
FHLBNY common stock	66,000	-	-	66,000	0.6%
Total	$13,527,554	$—	$(3,231,049)	$10,296,505	100.0%

	December 31, 2023
Category	Cost	Gross Gains	Gross Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915	72.6%
Fixed income exchange traded funds	3,711,232		(669,232)	3,042,000	20.6%
Mutual funds	622,209	314,816	-	937,025	6.3%
FHLBNY common stock	69,400	-	-	69,400	0.5%
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,393,616	$4,380,656	$1,987,040	$1,910,110	$3,897,150

Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of December 31, 2024 and 2023:

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$—	$(39,630)	$(15,990)	$1,173,550	19.7%

Political subdivisions of States,
Territories and Possessions	499,719	—	(654)	-	499,065	8.4%

Exchange traded debt	304,111	-	-	(55,611)	248,500	4.2%

Corporate and other bonds
Industrial and miscellaneous	5,014,342	-	-	(976,192)	4,038,150	67.8%

Total	$7,047,342	$—	$(40,284)	$(1,047,793)	$5,959,265	100.0%

	December 31, 2023

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	20.0%

Political subdivisions of States,
Territories and Possessions	499,170	890	-	-	500,060	8.2%

Exchange traded debt	304,111	-	—	(70,111)	234,000	3.8%

Corporate and other bonds
Industrial and miscellaneous	5,020,400	—	—	(867,140)	4,153,260	68.0%

Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	100.0%
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.

A summary of the amortized cost and estimated fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2024 and 2023 is shown below:

	December 31, 2024		December 31, 2023
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$499,719	$499,065	$—	$—
One to five years	622,375	600,288	1,121,288	1,097,101
Five to ten years	1,427,579	1,323,600	1,414,911	1,270,770
More than 10 years	4,497,669	3,536,312	4,516,342	3,738,277
Total	$7,047,342	$5,959,265	$7,052,541	$6,106,148

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2024 and 2023 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s, Fitch, or Kroll):

	December 31, 2024		December 31, 2023
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$—	0.0%	$20,939,190	14.1%

Corporate and municipal bonds
AAA	3,232,352	1.7%	1,836,736	1.2%
AA	22,844,557	12.2%	9,872,346	6.6%
A	61,528,377	32.9%	33,228,327	22.3%
BBB+	20,827,660	11.1%	15,042,200	10.1%
BBB	13,933,733	7.5%	21,826,125	14.7%
BBB-	1,953,596	1.0%	—	0.0%
BB	991,550	0.5%	—	—%
Total corporate and municipal bonds	125,311,825	66.9%	81,805,734	54.9%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	15,961,257	8.5%	12,766,471	8.6%
AA	34,893,057	18.7%	22,102,169	14.8%
A	9,927,371	5.3%	6,390,752	4.3%
BBB+	—	0.0%	15,168	0.0%
CCC	372,787	0.2%	413,601	0.3%
CC	82,696	0.0%	91,390	0.1%
Non rated	344,445	0.2%	4,396,322	3.0%
Total residential mortgage backed, asset backed,
and other collateralized obligations	61,581,613	32.9%	46,175,873	31.1%

Total	$186,893,438	100.0%	$148,920,797	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2024 and 2023:

Category	December 31, 2024	December 31, 2023
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.62%	4.95%

Political subdivisions of States, Territories and Possessions	3.85%	3.35%

Corporate and other bonds Industrial and miscellaneous	3.86%	3.62%

Residential mortgage backed securities	3.31%	2.90%

Total	3.68%	3.58%
The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Weighted average effective maturity	7.6	7.8

Weighted average final maturity	11.0	11.9

Effective duration	3.9	4.1
Fair Value Consideration
As disclosed in Note 4 to the consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2024 and 2023, 59% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of December 31, 2024 and 2023:

	December 31, 2024
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$—	—	$-	$-	-	$—	$—

Political subdivisions of States, Territories and Possessions	7,705,370.00	(73,589.00)	6	13,167,726	(3,324,491)	12	20,873,096	(3,398,080)

Corporate and other bonds industrial and miscellaneous	51,411,296.00	(1,024,461.00)	60	55,381,083	(4,690,597)	68	106,792,379	(5,715,058)

Residential mortgage and other asset backed securities	19,315,521	(209,890)	22	35,206,442	(6,211,339)	36	54,521,963	(6,421,229)

Total fixed-maturity securities	$78,432,187	$(1,307,940)	88	$103,755,251	$(14,226,427)	116	$182,187,438	$(15,534,367)

	December 31, 2023
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,974,440	$(17,373)	1	$-	$-	-	$5,974,440	$(17,373)

Political subdivisions of States, Territories and Possessions	—	—	—	13,398,552	(3,209,161)	13	13,398,552	(3,209,161)

Corporate and other bonds industrial and miscellaneous	—	—	—	70,107,746	(5,885,296)	85	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities	88,988	(2,144)	4	38,675,604	(6,541,731)	37	38,764,592	(6,543,875)

Total fixed-maturity securities	$6,063,428	$(19,517)	5	$122,181,902	$(15,636,188)	135	$128,245,330	$(15,655,705)

There were 204 securities at December 31, 2024 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 140 securities at December 31, 2023 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.

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
The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the year ended December 31, 2024, KICO did not pay any dividends to us. Through June 30, 2024, KICO had a negative adjusted unassigned surplus. Based on that, KICO was not be able to pay any distributions to us without prior regulatory approval. In December 2023, KICO received regulatory approval to pay us a $2,300,000 distribution from paid in capital. KICO paid us the $2,300,000 distribution in the second quarter of 2024. In August 2024, KICO received regulatory approval to pay us a $5,000,000 distribution from paid in capital. KICO paid us the $5,000,000 distribution in the third quarter of 2024. As of December 31, 2024, KICO has eligible unassigned surplus of $12,017,831 and is able to pay dividends; however, KICO has an agreement with DFS pursuant to which KICO may only pay dividends to us for purposes of paying operating expenses and debt obligations.
KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 9 – Investments to our consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is September 30, 2024. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. The maximum allowable advance as of December 31, 2024, based on the net admitted assets as of September 30, 2024, was approximately $13,637,000. Available collateral as of December 31, 2024 was approximately $10,130,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during Year Ended 2024.
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
In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we initially had the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the year ended December 31, 2024, we sold 1,437,287 shares of our Common Stock at a weighted average price of $9.79 per share and raised $13,610,807 in net proceeds under the ATM program. As of December 31, 2024, we had remaining capacity to sell up to an additional $2,325,087 of our Common Stock under the ATM program. On January 7, 2025, we filed a prospectus supplement with the SEC increasing the aggregate offering price under the ATM program to $25,000,000 from approximately $16,400,000.
On September 12, 2024, we issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Interest was payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. The maturity date of the 2024 Notes was June 30, 2026. As of December 31, 2024, the

balance of the 2024 Notes was $5,950,000. On February 24, 2025, we paid the balance of the 2024 Notes in full reducing the outstanding balance to $0.
If the aforementioned sources of cash flow currently available are insufficient to cover our holding company debt service and other cash requirements, we will seek to obtain additional financing.
Our reconciliation of net income (loss) to net cash provided by (used in) by operations is generally influenced by the collection of premiums in advance of paid losses, the timing of reinsurance, issuing company settlements and loss payments.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years ended December 31,	2024	2023

Cash flows provided by (used in):
Operating activities	$57,947,771	$(11,326,850)
Investing activities	(35,261,441)	9,461,700
Financing activities	(2,993,887)	(1,116,080)
Net increase (decrease) in cash and cash equivalents	19,692,443	(2,981,230)
Cash and cash equivalents, beginning of period	8,976,998	11,958,228
Cash and cash equivalents, end of period	$28,669,441	$8,976,998
Net cash provided by operating activities was $57,948,000 in the Year Ended 2024 as compared to $11,327,000 used in operating activities in Year Ended 2023. The $69,275,000 increase in cash flows provided by operating activities in Year Ended 2024 as compared to Year Ended 2023 was primarily the result of the change to net income from net loss (adjusted for non-cash items) of $69,275,000 and cash provided arising from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $35,261,000 in Year Ended 2024 compared to $9,462,000 provided by investing activities in Year Ended 2023 resulting in a $44,723,000 increase in net cash used in investing activities. In Year Ended 2024, we had net cash used by our investment portfolio of $32,924,000, compared to $11,289,000 provided in Year Ended 2023.
Net cash used in financing activities was $2,994,000 in Year Ended 2024 compared to $1,116,000 used in Year Ended 2023. Net cash used in financing activities were primarily principal payments of $5,000,000 on our 2022 Notes, $9,000,000 on our 2024 Notes, and $1,154,000 on our equipment financing debt in connection with KICO’s sale-leaseback transaction. In addition, we paid $1,311,000 for withholding taxes on vested restricted stock awards. The principal payments on the 2024 Notes were made by using a portion of the $13,611,000 net proceeds from our ATM offering.

Reinsurance
The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2024:

($ in thousands)	A.M. Best Rating	Amount Recoverable as of December 31, 2024	%
Swiss Reinsurance America Corporation	A+	$14,911,000	39.7%
Hanover Rueck SE	A+	7,754,000	20.6%
		22,665,000	60.3%
Others (1)		14,912,000	39.7%
Total		$37,577,000	100.0%
(1)Of $8,731,000 reinsurance recoverables included in Others at December 31, 2024, $393,000 was guaranteed by irrevocable letters of credit.
Effective December 31, 2021, we entered into a quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, we entered into a new 30% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2023 through January 1, 2024 (“2023/2024 Treaty”). Upon the expiration of the 2023/2024 Treaty on January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”).
Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2024 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2024 (as discussed below). Effective January 1, 2022, we entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2022 through January 1, 2023. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the Underlying XOL Treaty. Effective January 1, 2023, the Underlying XOL Treaty was renewed covering the period from January 1, 2023 through January 1, 2024. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Effective July 1, 2024, we purchased $275,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $315,000,000 of catastrophe reinsurance in excess of $10,000,000 in the expiring treaty. Our ability to reduce the top limit of our catastrophe reinsurance was due to our tightened underwriting as discussed above and curtailing new business growth through June 30, 2024, which reduced our probable maximum loss. For the period October 1, 2024 through April 30, 2025, we purchased catastrophe reinsurance which will provide coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2025/2026 Treaty		2024/2025 Treaty		2023/2024 Treaty
Line of Business	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024	July 1, 2023 to January 1, 2024	January 1, 2023 to June 30, 2023

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	16%	16%	27%	27%	30%	30%
Risk retained on initial
$1,000,000 of losses (5) (6) (7)	$840,000	$840,000	$730,000	$730,000	$700,000	$700,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2026	January 1, 2026	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024
Excess of loss coverage and
facultative facility
coverage (1) (5) (6)	$400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (5) (6)	$360,000	$8,360,000	$8,470,000	$8,470,000	$8,500,000	$8,500,000
Losses per occurrence
subject to reinsurance
coverage (6)	$1,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(6)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024	June 30, 2023

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (6) (7) (8) (9)	(6)	$4,250,000	$4,750,000	$9,500,000	$8,750,000	$8,750,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (6)	(6)	$275,000,000	$275,000,000	$315,000,000	$315,000,000	$335,000,000

Reinstatement premium
protection (3) (4)	(6)	Yes	Yes	Yes	Yes	Yes
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
(3)For the period July 1, 2022 through June 30, 2023, reinstatement premium protection for $12,500,000 of catastrophe coverage in excess of $10,0000,000. For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(4)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of 10,000,000.
(5)For the period January 1, 2022 through June 30, 2025, underlying excess of loss treaty provides 50% reinsurance coverage for losses of 400,000 in excess of 600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty.
(6)Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30,2025, with none of these coverages to be in effect during the period from July 1 2025 through January 1, 2026. If and when these treaties are renewed on July 1, 2025, the excess of loss and facultative facility, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2025 through January 1, 2026 is currently only covered under the 2025/2026 Treaty and (underlying excess of loss reinsurance treaty through June 30, 2025). The 2025/2026 Treaty will expire on January 1, 2026.
(7)For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event.For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a catastrophe event.
(8)Plus losses in excess of catastrophe coverage.
(9)For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Retention for winter storms under this treaty is $4,800,000 under the 2024/2025 Treaty and $5,200,000 under the 2025/2026 Treaty.

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
The Year Ended 2024 included continuing economic inflation, albeit tempered compared to 2023, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities. For Year Ended 2024, the continuing economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.
Non-GAAP Financial Measures
Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP.

The following table reconciles the underlying loss ratio and the net loss ratio excluding the effect of catastrophes to the net loss ratio for the periods presented:

	Years ended December 31,
	2024	2023

Underlying Loss Ratio	48.2%	65.3%

Effect of prior year reserve development	(1.4%)	0.0%
Net loss ratio excluding the effect of catastrophes	46.8%	65.3%
Effect of catastrophes	1.9%	7.1%
GAAP net loss ratio	48.7%	72.4%

The following table reconciles the net loss ratio excluding commercial lines business to the net loss ratio for the periods presented:

	Years ended December 31,
	2024	2023

Net loss ratio excluding the effect of commercial lines business	46.9%	70.9%
Effect of commercial lines business	1.8%	1.5%
GAAP net loss ratio	48.7%	72.4%

The following table reconciles net income (loss) from insurance underwriting business on a standalone basis to GAAP net income (loss) for the periods presented:

	Years ended December 31,
	2024	2023

Net income (loss) from insurance underwriting business on a standalone basis	$23,581,855	$(1,487,910)
Holding company operations	(5,223,419)	(4,680,436)
GAAP net income (loss)	$18,358,436	$(6,168,346)

The following table reconciles the net loss ratio excluding the effect of catastrophes, net underwriting expense ratio excluding the effect of catastrophes, and net combined ratio excluding the effect of catastrophes to GAAP net loss ratio, GAAP net underwriting expense ratio, and GAAP net combined ratio, respectively, for the periods presented:

	Years ended December 31,
	2024	2023

Net loss ratio excluding the effect of catastrophes	46.8%	65.3%
Effect of catastrophes	1.9%	7.1%
GAAP net loss ratio	48.7%	72.4%

Net underwriting expense ratio excluding the effect of catastrophes	31.3%	32.9%
Effect of catastrophes	0.0%	0.0%
GAAP net underwriting expense ratio	31.3%	32.9%

Net combined ratio excluding the effect of catastrophes	78.1%	98.2%
Effect of catastrophes	1.9%	7.1%
GAAP net combined ratio	80.0%	105.3%

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
On August 2, 2024, two large competitors announced a plan to wind down their personal lines operations in New York State and to non-renew or mid-term cancel their entire book of business by December 31, 2024. Our producers placed a sizable number of these policies with KICO. As such, we anticipate the sizeable increase in our direct earned premium to continue into 2025. See “Forward-Looking Statements” before Part I, Item 1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
This item is not applicable to smaller reporting companies.
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this Item 8 are included in this Annual Report following Item 16 hereof. As a smaller reporting company, we are not required to provide supplementary financial information.
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024.

We previously disclosed that on November 12, 2024, we issued a press release announcing our financial results for the period ended September 30, 2024 (the “Press Release”). In the Press Release, we indicated that our book value per share – diluted and book value per share – diluted excluding accumulated other comprehensive income (“AOCI”) as of September 30, 2024 were $4.58 and $5.28, respectively. On November 15, 2024, we determined that such figures were calculated based upon an incorrect number of shares of common stock outstanding on a fully diluted basis as of September 30, 2024. Based upon the correct number of shares of common stock outstanding on a fully diluted basis, the book value per share – diluted and book value per share – diluted excluding AOCI as of September 30, 2024 were $4.32 and $4.97, respectively.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. In particular, we have recently implemented a new financial reporting system which we believe has remediated the disclosure control deficiency. It will require time to demonstrate the effectiveness of the remediation, and as such we conclude that the disclosure controls and procedures were not effective as of December 31, 2024.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDITIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers and Directors
The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name:	Age:	Positions and Offices Held:
Meryl S. Golden	65	Chief Executive Officer, President and Director
Thomas Newgarden	57	Non-Executive Chairman of the Board and Director
Jennifer L. Gravelle	53	Vice President, Chief Financial Officer and Treasurer
Sarah (Minlei) Chen	42	Senior Vice President, Chief Actuary and Head of Product Management, Kingstone Insurance Company
Floyd R. Tupper	70	Secretary and Director
Timothy P. McFadden	62	Director (Lead Independent Director)
William L. Yankus	65	Director
Carla A. D’Andre	69	Director
Manmohan Singh	52	Director
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
Thomas Newgarden
Mr. Newgarden is an analytics driven insurance executive with over 30 years’ experience in the property and casualty personal lines insurance industry. He played an instrumental role in the acquisition and rehabilitation of National General Insurance (formerly GMAC Insurance). This included serving from 2010 to 2022 as Executive Vice President, Chief Underwriting Officer, Chief Product and Analytics Officer and Chief Business Development Officer, and President of National General Preferred, culminating in the successful sale of the company to Allstate Insurance. Prior to National General, Mr. Newgarden was Vice President and Chief Underwriting Officer at Plymouth Rock Insurance from 2009 to 2011 and Senior Vice President of Personal Lines at Safeco Insurance from 2008 to 2009. He also was a key partner in the development of AIG Private Client Group, last serving from 2006 to 2008 as its Senior Vice President, Chief Underwriting Officer. Since leaving Allstate in 2022, Mr. Newgarden has primarily worked as a consultant and advisor to insurance carriers and other insurance entities. He received his B.A. degree in Economics from Binghamton University. We believe that Mr. Newgarden’s extensive executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.
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
Floyd R. Tupper
Mr. Tupper is a certified public accountant in New York City. For over 40 years, Mr. Tupper has counseled high-net worth individuals by creating tax planning strategies to achieve their goals as well as those of their families. He has also helped small businesses by developing business strategies to meet their current and future needs. He began his career in public accounting with Ernst & Young LLP prior to becoming self-employed. Mr. Tupper holds an M.B.A. in Taxation from the New York University Stern School of Business and a B.S. degree from New York University. Mr. Tupper served as a director of KICO from 2006 to 2018 and has served as Chairman of its Audit Committee since 2006. From 1990 until 2010, Mr. Tupper served as a Trustee of The Acorn School in New York City. He was also a member of the school’s Executive Committee and served as its Treasurer from 1990 to 2010. Mr. Tupper is a member of the American Institute of Certified Public Accountants and the New York State Society of Certified Public Accountants. He has served as one of our directors and Chair of our Audit Committee since June 2014 and as our Secretary since June 2015. We believe that Mr. Tupper’s accounting experience, as well as his service on the Board of KICO (including his service as Chair of its Audit Committee), give him the qualifications and skills to serve as one of our directors.
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
Carla A. D’Andre

Ms. D’Andre has more than 45 years of experience in the insurance industry. Since 2009, Ms. D’Andre has been Chairman, CEO and President of D’Andre Insurance Group, Inc., which she co-founded. D’Andre Insurance Group, Inc. is the parent of two independent insurance agencies. She also serves as a consulting and testifying expert on insurance matters. Prior to co-founding D’Andre Insurance Group, Ms. D’Andre held executive-level roles at several companies in the insurance industry, including Executive Vice President, Head – Global Corporate Practice and Member – Partner’s Council at Willis Group Holdings plc, a multinational risk advisor, insurance brokerage and reinsurance brokerage company; Managing Director and Strategic Account Manager at AON Risk Services, a global provider of risk management solutions; Chief Operating Officer at XL Capital’s insurance and technology start-up firm, Inquis Logic Inc.; Member of Senior Management and Managing Director of Swiss Re New Markets and Director of Alternative Markets at Swiss Re America, a subsidiary of Swiss Reinsurance Company Ltd, a global reinsurance company; Senior Vice President of Sedgwick North America, an insurance brokerage firm; and Vice President of Johnson & Higgins, an insurance brokerage firm. Ms. D’Andre serves in senior capacities in several insurance industry groups. In January 2019 she was elected by her peers to a three-year term as a member of The Institutes’ CPCU Society Leadership Council. She also serves as a member of the Executive Advisory Council of St. John’s University Greenberg School of Risk Management, Insurance and Actuarial Science and the Risk Management & Insurance Council sponsored by Temple University, Fox School of Business. She is a licensed insurance broker in property and casualty and life and health coverages. Ms. D’Andre holds the Chartered Property and Casualty Underwriter, Chartered Life Underwriter, and Associate in Reinsurance ARe designations; a Certificate in Captive Insurance, CCI, and the U.S. Department of Justice, Federal Bureau of Investigation Miami Division Certificate for completing the FBI Citizen’s Academy program. Ms. D’Andre is a Chartered Property and Casualty Underwriter, a Chartered Life Underwriter and an Associate in Reinsurance ARe. She has served as one of our directors since May 2017, served as Chair of our Finance Committee from August 2017 to March 2023 and has served as Chair of our Nominating and Corporate Governance Committee since March 2023. Ms. D’Andre has an M.B.A. from Pace University’s Lubin School of Business, with a concentration in Financial Management, and a B.B.A. degree from St. John’s University’s School of Risk Management, Insurance and Actuarial Science. We believe that Ms. D’Andre’s extensive experience in multiple capacities in the insurance industry gives her the qualifications and skills to serve as one of our directors.
Manmohan Singh
Mr. Singh is the Group Chief Financial Officer and Head of Corporate Development for Angel Oak Companies, overseeing financial operations, including accounting and treasury, for all of Angel Oak’s subsidiaries. He is also a member of the Angel Oak Enterprise Risk Management Committee. Previously, Mr. Singh was a Director in the Insurance Investment Banking team at New York-based Sandler O’Neill & Partners, which was an investment bank specializing in financial institutions that merged with Piper Jaffray Companies to form Piper Sandler Companies. During his 12 years with Sandler O’Neill, Mr. Singh worked extensively in the insurance sector, advising them on capital raising and merger and acquisition related matters. Mr. Singh has been involved with several key merger and acquisition transactions, including those involving private equity buyers and alternative asset managers making forays into the life and annuity sector. Mr. Singh holds a Master of Business Administration degree from the Indiana University Kelley School of Business, a Master of Science degree in Finance from the Department of Financial Studies at the University of Delhi, and a Bachelor of Engineering degree from Deenbandhu Chhotu Ram University of Science and Technology in India. Mr. Singh has served as one of our directors since April 2024. He was appointed pursuant to the provisions of the Note and Warrant Exchange Agreement, dated as of December 9, 2022, between the Company and the purchaser signatories thereto (the “Exchange Agreement”), whereby the holders of a majority of the aggregate principal amount of the promissory notes issued pursuant to the Exchange Agreement (the “Notes”) were granted the right to nominate one person to serve as a member of our Board of Directors. Such nomination right has ceased as the Notes are no longer outstanding. We believe that Mr. Singh’s extensive experience in insurance, financial operations and risk management gives him the qualifications and skills to serve as one of our directors.
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
Audit Committee
The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Tupper, (Chair), Newgarden, Yankus and McFadden.
Audit Committee Financial Expert
Our Board of Directors has determined that Mr. Tupper qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.
Delinquent Section 16(a) Reports
Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2024. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2024, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Ms. Golden filed one Form 4 late (reporting one transaction), Ms. Gravelle filed one Form 4 late (reporting one transaction) and Ms. Chen filed one Form 4 late (reporting one transaction).
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
Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or other disposition of our company’s securities by directors, officers and certain designated employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed as an exhibit to this Annual Report on Form 10-K. In addition, from time to time, we may engage in transactions in our company's securities. It is our intent to comply with applicable laws and regulations relating to insider trading.

ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2024 and 2023 for certain executive officers, including our Chief Executive Officer (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Meryl S. Golden	2024	$500,000	$496,358	$136,500	(2)	$-		$-	$25,800	(9)	$1,158,658
Chief Executive Officer and President	2023	$500,000	$-	$136,500	(3)	$-		$-	$25,200	(10)	$661,700

Sarah (Minlei) Chen	2024	$355,138	$166,609	$166,109	(4)	$12,400	(7)	$-	$7,838	(11)	$708,094
Chief Actuary; Senior Vice President, Kingstone Insurance Company	2023	$347,750	$-	$-		$-		$-	$7,588	(11)	$355,338

Jennifer L. Gravelle	2024	$337,422	$133,979	$133,479	(5)	$12,400	(8)	$-	$13,800	(11)	$631,080
Vice President, Chief Financial Officer and Treasurer	2023	$309,863	$-	$25,000	(6)	$-		$-	$10,592	(11)	$345,455
(1)Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our consolidated financial statements included in this Annual Report.
(2)In January 2024, Ms. Golden was granted 64,085 shares of restricted common stock under our Amended and Restated 2014 Equity Participation Plan (the "2014 Plan"). Such grant vested on the first anniversary of the date of grant.
(3)In January 2023, Ms. Golden was granted 101,111 shares of restricted common stock under 2014 Plan. Such grant vested to the extent of 50,556 shares on the first anniversary of the date of grant and 50,555 shares on the second anniversary of the date of grant.
(4)In March 2025, Ms. Chen was granted 10,935 shares of restricted stock under our 2024 Equity Participation Plan (the "2024 Plan") in consideration of services rendered during 2024. Such grant vested to the extent of one-third on the date of grant and will vest to the extent of one-third on each of the first and second anniversaries of the date of grant.
(5)In March 2025, Ms. Gravelle was granted 8,787 shares of restricted stock under our 2024 Plan in consideration of services rendered during 2024. Such grant vested to the extent of one-third on the date of grant and will vest to the extent of one-third on each of the first and second anniversaries of the date of grant.
(6)In January 2023, Ms. Gravelle was granted 14,535 shares of restricted common stock under the 2014 Plan. Such grant vested to the extent of one-third on each of the first and second anniversaries of the date of grant and will vest to the extent of one-third on the third anniversary of the date of grant.
(7)In January 2024, Ms. Chen was granted an option for the purchase of 10,000 shares of common stock under the Plan. Such option vested to the extent of one-third on each of the first, second and third anniversaries of the date of grant.
(8)In January 2024, Ms. Gravelle was granted an option for the purchase of 10,000 shares of common stock under the Plan. Such option vested to the extent of one-third on each of the first, second and third anniversaries of the date of grant.

(9)Represents employer matching contributions under our defined contribution plan of $13,800 and a car allowance of $12,000.
(10)Represents employer matching contributions under our defined contribution plan of $13,200 and a car allowance of $12,000.
(11)Represents employer matching contributions under our defined contribution plan.
Employment Contracts
Meryl S. Golden
Employment Agreement effective as of January 1, 2023
On June 27, 2022, we and Ms. Golden entered into a second amended and restated employment agreement which took effect as of January 1, 2023, and expired on December 31, 2024 (the “Second Amended Golden Employment Agreement”).
Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden was entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden received, under the terms of the 2014 Plan, a grant in each of January 2023 and January 2024 of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant. The 2023 grant vested with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024. The 2024 grant vested on January 2, 2025.
Employment Agreement effective as of January 1, 2025

On April 15, 2024, we entered into a third amended and restated employment agreement with Ms. Golden, which took effect as of January 1, 2025 and expires on December 31, 2026 (the “Third Amended Golden Employment Agreement”).

Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (increased from $500,000 previously in effect) and an annual bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as previously in effect). Pursuant to the Third Amended Golden Employment Agreement (and as was provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by us without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued 3% bonus in the event of the termination of her employment following a change of control of our company (also as was provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden received a grant during January 2025 of 40,000 shares of restricted stock and will be entitled to receive, under certain circumstances, a grant, during January 2026, of 40,000 shares of restricted stock. The 2025 grant will become vested with respect to one-half of the award on the first anniversary of the grant date and one-half on December 31, 2026. The 2026 grant will become vested on the first anniversary of the grant date. The above grants are generally consistent with the grants provided for in the Second Amended Golden Employment Agreement. In the event that we are precluded from making a grant to Ms. Golden in 2026, she would instead be entitled to a cash bonus of $136,500 for such year.

See “Termination of Employment and Change-in-Control Arrangements – Meryl S. Golden” below for a discussion of the provisions of the Third Amended Golden Employment Agreement with regard to payments due and the acceleration of stock awards in the event of the termination of Ms. Golden’s employment under certain circumstances and/or in the event of a change in control.

Employee Bonus Plan

Sara (Minlei) Chen

Pursuant to our Employee Bonus Plan, Ms. Chen, as a member of our senior leadership team ("SLT"), is eligible to receive a cash bonus and shares of restricted stock based upon the growth and underwriting profitability of our company.

Jennifer L. Gravelle

Pursuant to our Employee Bonus Plan, Ms. Gravelle, as a member of our SLT, is eligible to receive a cash bonus and shares of restricted stock based upon the growth and underwriting profitability of our company.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information concerning exercisable and unexercisable stock options and unvested stock grants held by the above Named Executive Officers as of December 31, 2024:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Meryl S. Golden	-	-	$-		74,085	(1)	$1,125,351	$-	$-

Sarah (Minlei) Chen	-	10,000	$2.25	1/5/29	-	(2)	$—	$-	$-

Jennifer L. Gravelle	-	10,000	$2.25	1/5/29	9,690	(3)	$147,191	$-	$-
________________________
(1)Such shares vested to the extent of 64,085 shares on January 2, 2025 and 10,000 shares on January 3, 2025.

(2)Excludes 10,935 shares of restricted stock granted on March 3, 2025 to Ms Chen under our 2024 Plan in consideration of services rendered during 2024. Such grant vested to the extent of one-third on March 3, 2025 and will vest to the extent of one-third on each of the first and second anniversaries of the date of grant.
(3)Such shares vested to the extent of 4,845 shares on January 17, 2025, 4,845 shares on January 17, 2026. Excludes 8,787 shares of restricted stock granted on March 3, 2025 to Ms Gravelle under our 2024 Plan in consideration of services rendered during 2024. Such grant vested to the extent of one-third on March 3, 2025 and will vest to the extent of one-third on each of the first and second anniversaries of the date of grant.

Termination of Employment and Change-in-Control Arrangements
Meryl S. Golden
Pursuant to the Third Amended Golden Employment Agreement, in the event that Ms. Golden’s employment is terminated by us without cause, or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her annual base salary for the remainder of the term or for twelve months, whichever is later. In addition, pursuant to the 2014 Plan and the 2024 Plan, in the event of a termination of employment due to the death or disability of Ms. Golden, the stock grants scheduled to vest on the next vesting date following such event shall vest under certain circumstances notwithstanding such event. Further, in the event that Ms. Golden’s employment is terminated by us without cause, or she resigns for good reason, Ms. Golden’s granted but unvested restricted stock awards will vest.
Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change in control of our company. In addition, pursuant to the 2014 Plan and the 2024 Plan, Ms. Golden’s outstanding restricted stock awards will vest in the event of a change of control of our company.

Sarah (Minlei) Chen
Pursuant to the 2014 Plan and the 2024 Plan, in the event of a termination of employment due to the death or disability of Ms. Chen, the stock grants scheduled to vest on the next vesting date following such event shall vest under certain circumstances notwithstanding such event. In addition, pursuant to the 2014 Plan and the 2024 Plan, Ms. Chen’s outstanding restricted stock awards will vest in the event of a change of control of our company.
Jennifer L. Gravelle
Pursuant to the 2014 Plan and the 2024 Plan, in the event of a termination of employment due to the death or disability of Ms. Gravelle, the stock grants scheduled to vest on the next vesting date following such event shall vest under certain circumstances notwithstanding such event. In addition, pursuant to the 2014 Plan and the 2024 Plan, Ms. Gravelle’s outstanding restricted stock awards will vest in the event of a change of control of our company.
Compensation of Directors
The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2024:
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Option Awards	Total

Thomas Newgarden	$65,000	$29,042	$-	$94,042
Timothy P. McFadden	$65,000	$53,000	$-	$118,000
Floyd R. Tupper	$75,000	$53,000	$-	$128,000
William L. Yankus	$80,000	$53,000	$-	$133,000
Carla A. D’Andre	$65,000	$53,000	$-	$118,000
Manmohan Singh	$36,389	$38,665	$-	$75,054
(1)Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our consolidated financial statements included in this Annual Report.
The aggregate number of unvested restricted stock awards outstanding as of fiscal year end for each non-employee director is as follows:

Name	Unvested Restricted Stock Awards (#)

Thomas Newgarden	6,114
Timothy P. McFadden	24,883
Floyd R. Tupper	24,883
William L. Yankus	24,883
Carla A. D’Andre	24,883
Manmohan Singh	8,728
Our non-employee directors are entitled to receive annual compensation for their services as directors as follows:
•$50,000;

•an additional $125,000 for service as Non-Executive Chairman of the Board, an additional $25,000 for service as Audit Committee chair, an additional $20,000 for service as Compensation and Finance Committee chair, an additional $10,000 for service as Investment Committee chair, and an additional $15,000 for service as chair of other committees; and
•$53,000 of our common stock determined by the closing stock price on the first business day of the year, which vest on the first anniversary of the grant date.

Equity Award Grant Practices

The equity awards for Ms. Golden are set out in the Third Amended Golden Employment Agreement. Equity awards for the other Named Executive Officers are discretionary and are generally granted to them in February or March each year pursuant to our Employee Bonus Plan which provides for the grant of restricted common stock based upon our growth and underwriting profitability in the prior fiscal year. In certain circumstances, including the hiring or promotion of an officer, the Compensation and Finance Committee may approve grants to be effective at other times. The Compensation and Finance Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2024, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership
The following table sets forth certain information as of March 12, 2025, regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each Named Executive Officer and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Meryl S. Golden	207,747	(1)	1.5%

Floyd R. Tupper	151,718	(2)	1.1%

Timothy P. McFadden	103,382		*

Carla A. D'Andre	94,237	(3)	*

William L. Yankus	91,834		*

Thomas Newgarden	24,726		*

Manmohan Singh	8,728		*

Sarah (Minlei) Chen	15,384	(4)	*

Jennifer L. Gravelle	11,912	(4)	*

Barry B. Goldstein PO Box 450 Hewlett, NY 11557	918,780	(5)	6.7%

All executive officers and directors as a group (9 persons)	709,668	(1)(2)(3)	5.2%
*Less than 1%.
(1)Includes 20,000 shares held in a retirement trust for the benefit of Ms. Golden. The inclusion of the shares owned by the retirement trust shall not be construed as an admission that Ms. Golden is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.
(2)Includes (i) 32,395 shares owned by Mr. Tupper’s wife, (ii) 6,675 shares held in a retirement trust for the benefit of Mr. Tupper and (iii) 810 shares held in a retirement trust for the benefit of Mr. Tupper’s wife. Mr. Tupper has sole voting and dispositive power over 118,513 shares of common stock and shared voting and dispositive power over 33,205 shares of common stock. The inclusion of the shares owned by Mr. Tupper’s wife and the retirement trusts for the benefit of Mr. Tupper and his wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.
(3)Represents (i) 88,837 shares owned by a limited liability company controlled by Ms. D’Andre, (ii) 1,400 shares held in a retirement trust for the benefit of Ms. D’Andre and (iii) 4,000 shares owned by a limited liability company controlled by Ms. D'Andre's husband. The inclusion of the shares owned by the limited liability companies and the retirement trust shall not be construed as an admission that Ms. D’Andre is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.
(4)Includes 3,334 shares issuable upon the exercise of currently exercisable options.
(5)The information regarding Mr. Goldstein is based solely on publicly available information filed with the SEC. Includes (i) 73,168 shares of common stock owned by Mr. Goldstein’s wife and (ii) 15,000 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein has sole voting and dispositive power over 845,612 shares of common stock and shared voting and dispositive power over 73,168 shares of common stock. The inclusion of the shares owned by Mr. Goldstein’s wife and the retirement trust shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2024, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
•All compensation plans previously approved by security holders; and
•All compensation plans not previously approved by security holders.
EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	281,913	$2.71	1,490,744	(1)

Equity compensation plans not approved by security holders	-	$-	-

Total	281,913	$2.71	1,490,744	(1)
(1)Includes 267,586 shares reserved for issuance pursuant to unvested restricted stock grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Director Independence
Board of Directors
Our Board of Directors is currently comprised of Meryl S. Golden, Thomas Newgarden, Floyd R. Tupper, William L. Yankus, Carla A. D’Andre, Timothy P. McFadden and Manmohan Singh. Our board of directors has determined that each of Messrs. Newgarden, Tupper, Yankus, McFadden and Singh and Ms. D’Andre is independent under applicable Nasdaq listing standards and federal securities rules and regulations.
Audit Committee
The members of our Board’s Audit Committee currently are Messrs. Tupper (Chair), Newgarden, Yankus and McFadden, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence of Audit Committee members.
Nominating and Corporate Governance Committee
The members of our Board’s Nominating and Corporate Governance Committee currently are Ms. D’Andre (Chair) and Messrs. McFadden, Tupper and Singh, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.
Compensation and Finance Committee
The members of our Board’s Compensation and Finance Committee currently are Messrs. Yankus (Chair), Newgarden, Tupper and Singh and Ms. D’Andre, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.
Related Party Transactions
Due to the infrequency of related party transactions, we have not formally adopted procedures for the review of, or standards for approval of, such transactions; however, our Board of Directors (or a designated committee thereof) will review related party transactions on a case-by-case basis.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following is a summary of the fees billed to us by Marcum LLP, our independent auditors, for professional services rendered for the fiscal years ended December 31, 2024 and 2023.

Fee Category	Fiscal 2024 Fees	Fiscal 2023 Fees
Audit Fees(1)	$428,995	$326,035
Tax Fees(2)	$-	$-
Audit-Related Fees(3)	$-	$-
All Other Fees(4)	$-	$-
	$428,995	$326,035
(1)Audit Fees consist of fees and expenses billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q. Fees in 2024 also include services rendered in connection with the filing of Forms S-3 and S-8, comfort letter, and billings for services rendered with statutory audit filing of KICO. Fees in 2023 also include services rendered in connection with the filing of Form S-8, and responses in connection with a DFS examination of KICO and services rendered with statutory audit filing of KICO.
(2)Marcum did not provide any tax services during the fiscal year.
(3)Marcum did not provide any “Audit-Related” services during the fiscal year.

(4)Marcum did not provide any other services during the fiscal year.
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

4(a)
Note Exchange Agreement, dated as of August 30, 2024, between Kingstone Companies, Inc. and the several holders of Existing Notes party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 3, 2024).

4(b)
Form of 13.75% Note due 2026 issued by the Company representing $14,950,000 aggregate principal amount of notes (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 3, 2024 (included as Exhibit 1 to the Note Exchange Agreement filed as Exhibit 10.1 thereto)).

4(c)
Form of Warrant Certificate issued by the Company for the purchase of an aggregate of 969,525 shares of common stock (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2022 (included as Exhibit 2 to the Note and Warrant Exchange Agreement filed as Exhibit 10.1 thereto)).

4(d)	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.*

10(a)
Amended and Restated 2014 Equity Participation Plan (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024).

10(b)	2024 Equity Participation Plan.*

10(h)
Third Amended and Restated Employment Agreement, dated as of April 15, 2024, by and between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 17, 2024).

10(i)
Sales Agreement, dated as of May 24, 2024, by and between Kingstone Companies, Inc. and Janney Montgomery Scott LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on May 24, 2024).

10(j)	Stock Grant Agreement, dated as of January 2, 2025, between Kingstone Companies, Inc. and Floyd R. Tupper.*

10(k)	Stock Grant Agreement, dated as of January 2, 2025, between Kingstone Companies, Inc. and Carla D’Andre.*

10(l)	Stock Grant Agreement, dated as of January 2, 2025, between Kingstone Companies, Inc. and William L. Yankus.*

10(m)	Stock Grant Agreement, dated as of January 2, 2025, between Kingstone Companies, Inc. and Timothy P. McFadden.*

10(n)	Stock Grant Agreement, dated as of January 2, 2025, between Kingstone Companies, Inc. and Meryl S. Golden.*

10(o)	Stock Grant Agreement, dated as of January 2, 2025, between Kingstone Companies, Inc. and Thomas Newgarden.*

10(p)	Stock Grant Agreement, dated as of January 2, 2025, between Kingstone Companies, Inc. and Manmohan Singh.*

10(q)	Stock Grant Agreement, dated as of March 3, 2025, between Kingstone Companies, Inc. and Sarah (Minlei) Chen.*

10(r)	Stock Grant Agreement, dated as of March 3, 2025, between Kingstone Companies, Inc. and Jennifer L. Gravelle.*

10(s)	2025 Employee Bonus Plan #

10(t)
Contract of Sale, dated February 5, 2025, between 15 Joys Lane, LLC and The County of Ulster (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2025).

19	Kingstone Companies, Inc. Insider Trading Policy.*

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017).

23	Consent of Marcum LLP.*

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024).

101.INS	XBRL Instance Document.*

101.SCH	101.SCH XBRL Taxonomy Extension Schema.*

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.*

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.*
*Filed herewith
**Furnished herewith
# Portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 18, 2025	By:	/s/ Meryl S. Golden
Meryl S. Golden Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Meryl S. Golden	Chief Executive Officer, President and Director (Principal Executive Officer)	March 18, 2025
Meryl S. Golden

/s/ Thomas Newgarden	Non-Executive Chairman of the Board and Director	March 18, 2025
Thomas Newgarden

/s/ Jennifer L. Gravelle	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 18, 2025
Jennifer L. Gravelle

/s/ Victor Brodsky	Chief Accounting Officer (Principal Accounting Officer)	March 18, 2025
Victor Brodsky

/s/ Floyd R. Tupper	Secretary and Director	March 18, 2025
Floyd R. Tupper

/s/ Timothy P. McFadden	Director (Lead Independent Director)	March 18, 2025
Timothy P. McFadden

/s/ William L. Yankus	Director	March 18, 2025
William L. Yankus

/s/ Carla A. D’Andre	Director	March 18, 2025
Carla A. D’Andre

/s/ Manmohan Singh	Director	March 18, 2025
Manmohan Singh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Kingstone Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Kingstone Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Evaluation of the Estimate of Loss and Loss Adjustment Expense (“LAE”) Reserves
As discussed in Notes 2 and 11 to the financial statements, the loss and LAE reserves represent the Company’s estimate of the ultimate liability for unpaid losses. These reserves are based on facts and circumstances then known and include provisions for claims that have been reported and claims that have been incurred but not reported (“IBNR”). The projection of future claim payments and reporting is based on analyses of the Company’s historical experience, supplemented by analyses of industry loss data. At December 31, 2024, the Company’s loss and LAE reserves balance was approximately $126.2 million.
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
•Utilizing consulting actuarial professionals with specialized skills and knowledge to analyze the appropriateness of the methodologies utilized by the Company to estimate reserves and to determine the reasonableness of the gross and net loss and LAE reserves recorded by the Company as of December 31, 2024.
•Analyzing the consistency of the Company’s recorded reserves relative to the actuarial central estimates of the reserve range determined by the Company’s independent actuarial firm at December 31, 2024 in comparison to December 31, 2023.
•Performing hindsight analysis to determine the completeness and accuracy of reserves recorded in the prior year and performing analytical procedures on current year reserves.
•Analyzing the 2024 quarterly actuarial reports prepared by the Company’s Chief Actuary.
•Testing a sample of claims, including the establishment of individual case reserves and the settlement and payment.
•Verifying the accuracy and completeness of the underlying data, including historical claims data, provided to the independent actuarial firm engaged by the Company for the purpose of preparing the actuarial analysis at December 31, 2024.
/s/ Marcum LLP
We have served as the Company’s auditor since 2012.
Marcum LLP
Hartford, CT
March 18, 2025
PCAOB ID Number 688

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2024	December 31, 2023

Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,959,265 at December 31, 2024 and $6,106,148 at December 31, 2023)	$7,047,342	$7,052,541
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $202,308,158 at December 31, 2024 and $164,460,942 at December 31, 2023)	186,893,438	148,920,797
Equity securities, at fair value (cost of $13,527,554 at December 31, 2024 and $17,986,783 at December 31, 2023)	10,296,505	14,762,340
Other investments	4,380,656	3,897,150
Total investments	208,617,941	174,632,828
Cash and cash equivalents	28,669,441	8,976,998
Premiums receivable, net of allowance for credit losses of $402,290 at December 31, 2024 and $268,617 at December 31, 2023	21,766,988	13,604,808
Reinsurance receivables, net	69,322,436	75,593,912
Deferred policy acquisition costs	24,732,371	19,802,564
Intangible assets	500,000	500,000
Property and equipment, net	9,283,970	9,395,697
Deferred income taxes, net	5,597,920	10,551,819
Other assets	6,424,776	4,574,584
Total assets	$374,915,843	$317,633,210

Liabilities
Loss and loss adjustment expense reserves	$126,210,428	$121,817,862
Unearned premiums	134,701,733	105,621,538
Advance premiums	3,503,063	3,797,590
Reinsurance balances payable	10,509,121	12,837,140
Deferred ceding commission revenue	11,541,239	9,460,865
Accounts payable, accrued expenses and other liabilities	10,570,388	4,350,546
Debt, net (Current $6,849,257 and long-term $4,322,163 at December 31, 2024 and current $19,580,109 and long-term $5,663,421 at December 31, 2023)	11,171,420	25,243,530
Total liabilities	308,207,392	283,129,071

Commitments and Contingencies (Note 17)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 14,448,205 shares at December 31, 2024 and 12,248,313 shares at December 31, 2023; outstanding 12,924,080 shares at December 31, 2024 and 10,776,907 shares at December 31, 2023	144,482	122,483
Capital in excess of par	89,063,326	75,338,010
Accumulated other comprehensive loss	(12,175,476)	(12,274,563)
Accumulated deficit	(4,755,874)	(23,114,310)
	72,276,458	40,071,620
Treasury stock, at cost, 1,524,125 shares at December 31, 2024 and 1,471,406 shares
at December 31, 2023	(5,568,007)	(5,567,481)
Total stockholders' equity	66,708,451	34,504,139

Total liabilities and stockholders' equity	$374,915,843	$317,633,210
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)

Years ended December 31,	2024	2023

Revenues
Net premiums earned	$128,497,920	$114,384,263
Ceding commission revenue	18,837,946	21,053,494
Net investment income	6,823,590	6,008,682
Net gains on investments	414,551	2,134,554
Other income	568,096	609,721
Total revenues	155,142,103	144,190,714

Expenses
Loss and loss adjustment expenses	62,634,716	82,849,210
Commission expense	33,929,333	33,364,629
Other underwriting expenses	25,692,727	25,909,962
Other operating expenses	3,634,583	2,456,473
Depreciation and amortization	2,448,932	2,973,440
Interest expense	3,513,655	4,002,531
Total expenses	131,853,946	151,556,245

Income (loss) from operations before taxes	23,288,157	(7,365,531)
Income tax expense (benefit)	4,929,721	(1,197,185)
Net income (loss)	18,358,436	(6,168,346)

Other comprehensive income, net of tax
Gross decrease in unrealized losses
on available-for-sale-securities	111,446	4,644,308

Reclassification adjustment for losses
included in net income (loss)	13,979	18,811
Net decrease in unrealized losses	125,425	4,663,119
Income tax expense related to items
of other comprehensive income	(26,338)	(979,254)
Other comprehensive income, net of tax	99,087	3,683,865

Comprehensive income (loss)	$18,457,523	$(2,484,481)

Earnings (loss) per common share:
Basic	$1.60	$(0.57)
Diluted	$1.48	$(0.57)

Weighted average common shares outstanding
Basic	11,478,899	10,756,487
Diluted	12,423,769	10,756,487

Dividends declared and paid per common share	$-	$-
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Years ended December 31, 2024 and 2023

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2023	$—	$—	12,171,512	$121,715	$74,519,590	$(15,958,428)	$(16,945,964)	1,471,406	$(5,567,481)	$36,169,432
Stock-based compensation	—	—	—	—	832,597	—	—	—	—	832,597
Vesting of restricted stock awards	—	—	82,865	828	(828)	—	—	—	—	—
Shares deducted from restricted stock
awards for payment of withholding taxes	—	—	(6,064)	(60)	(13,349)	—	—	—	—	(13,409)
Net loss	—	—	—	—	—	—	(6,168,346)	—	—	(6,168,346)
Decrease in unrealized losses on available-
for-sale securities, net of tax	—	—	—	—	—	3,683,865	—	—	—	3,683,865
Balance, December 31, 2023	—	—	12,248,313	122,483	75,338,010	(12,274,563)	(23,114,310)	1,471,406	(5,567,481)	34,504,139
Stock-based compensation	—	—	—	—	1,382,912	—	—	—	—	1,382,912
Vesting of restricted stock awards	—	—	518,405	5,184	(5,184)	—	—	—	—	—
Exercise of stock options	—	—	71,997	721	63,516	—	—	52,719	(526)	63,711
Issuance of common stock, net of offering costs of $427,179	—	—	1,437,287	14,370	13,596,437	—	—	—	—	13,610,807
Exercise of warrants	—	—	304,413	3,045	(3,045)	—	—	—	—	—
Shares deducted from restricted stock
awards for payment of withholding taxes	—	—	(132,210)	(1,321)	(1,309,320)	—	—	—	—	(1,310,641)
Net income	—	—	—	—	—	—	18,358,436	—	—	18,358,436
Decrease in unrealized losses on available-
for-sale securities, net of tax	—	—	—	—	—	99,087	—	—	—	99,087
Balance, December 31, 2024	-	$-	14,448,205	$144,482	$89,063,326	$(12,175,476)	$(4,755,874)	1,524,125	$(5,568,007)	$66,708,451
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended December 31,	2024	2023

Cash flows from operating activities:
Net income (loss)	$18,358,436	$(6,168,346)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Net realized losses on investments	62,349	18,811
Net unrealized losses (gains) on equity investments	6,606	(1,027,867)
Net unrealized gains on other investments	(483,506)	(1,125,498)
Depreciation and amortization	2,448,932	2,973,440
Bad debt expense	115,470	75,215
Accretion of bond discount, net	(520,901)	(36,712)
Amortization of discount and issuance costs on debt	989,101	1,187,678
Loss on extinguishment of debt	296,553	-
Stock-based compensation	1,382,912	832,597
Deferred income tax expense (benefit)	4,927,561	(1,199,915)
Decrease (increase) in operating assets:
Premiums receivable, net	(8,277,650)	200,481
Reinsurance receivables, net	6,271,476	(9,128,851)
Deferred policy acquisition costs	(4,929,807)	4,016,889
Other assets	(1,850,192)	(825,737)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	4,392,566	3,478,349
Unearned premiums	29,080,195	(1,871,239)
Advance premiums	(294,527)	958,562
Reinsurance balances payable	(2,328,019)	(224,826)
Deferred ceding commission revenue	2,080,374	(1,158,704)
Accounts payable, accrued expenses and other liabilities	6,219,842	(2,301,177)
Net cash flows provided by (used in) operating activities	57,947,771	(11,326,850)

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(165,000,894)	(51,496,673)
Redemption - fixed-maturity securities held-to-maturity	-	750,000
Sale and maturity - fixed-maturity securities available-for-sale	127,665,799	61,935,658
Sale - equity securities	4,410,859	99,917
Acquisition of property and equipment	(2,337,205)	(1,827,202)
Net cash flows (used in) provided by investing activities	(35,261,441)	9,461,700

Cash flows from financing activities:
Principal payments on equipment financing	(1,153,862)	(1,088,372)
Principal payment on 2022 Notes	(5,000,000)	-
Principal payment on 2024 Notes	(9,000,000)	-
Issue costs on 2024 and 2022 Notes	(203,902)	(14,299)
Proceeds from exercise of stock options	63,711	-
Withholding taxes paid on vested restricted stock awards	(1,310,641)	(13,409)
Net proceeds from issuance of common stock	13,610,807	-
Net cash flows used in financing activities	(2,993,887)	(1,116,080)

Increase (decrease) in cash and cash equivalents	$19,692,443	$(2,981,230)
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

Years ended December 31,	2024	2023

Increase (decrease) in cash and cash equivalents	$19,692,443	$(2,981,230)
Cash and cash equivalents, beginning of period	8,976,998	11,958,228
Cash and cash equivalents, end of period	$28,669,441	$8,976,998

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$2,524,555	$2,927,905

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income, net of tax	$99,087	$3,683,865
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Note 1 - Nature of Business
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), operates through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2024 and 2023, 96.0% and 88.3%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.
Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of Kingstone and its wholly owned subsidiaries: (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. and 15 Joys Lane, LLC, which together own the land and building from which KICO operates (see Note 20 - Subsequent Events), and (2) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.
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
YEARS ENDED DECEMBER 31, 2024 AND 2023
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
Management has evaluated its reinsurance arrangements and determined that significant insurance risk is transferred to the reinsurers. Reinsurance agreements have been determined to be short-duration prospective contracts and, accordingly, the costs of the reinsurance are recognized over the remaining contract period in proportion to the reinsurance protection provided, or recorded periodically, as per the terms of the contract, in a direct relationship to the gross premium recording.
Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance as of December 31, 2024 and 2023. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2024 and 2023. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.
The Company presents its net reinsurance receivables separately from its reinsurance balances payable in accordance with Accounting Standards Update ("ASU") 2011-11, Balance Sheet (Topic 210). Additionally, prepaid premiums for excess of loss and catastrophe reinsurance treaties are presented net in reinsurance balances payable as a reduction to reinsurance premiums payable as they meet the net accounting criteria of Topic 210. The Company has entered into reinsurance agreements wherein the right of offset exists in accordance with Accounting Standards Codification (ASC) 210-20.
Credit Losses
The Company accounts for credit losses on receivables and held-to-maturity securities in accordance with ASC 326.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Investments
The Company classifies its fixed-maturity securities as either held-to-maturity or available-for-sale. Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost. Available-for-sale securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, adjusted for an allowance for expected credit losses, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive loss. Realized gains and losses are determined on the specific identification method and reported in net income (loss) in the consolidated statements of operations and comprehensive income (loss).
Equity securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, with unrealized gains and losses reported in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). Other investments are reported at their estimated fair values using the net asset value (“NAV”) per share (or its equivalent) of the instrument with unrealized gains and losses reported in net gains (losses) on investments in the consolidated statements of operations and comprehensive income (loss). See Note - 3, Investments for additional discussion.
The Company reviews all debt securities with unrealized losses on a quarterly basis to assess whether the decline in the securities’ fair value necessitates the recognition of an allowance for credit losses. Factors considered in the review include the extent to which the fair value has been less than amortized cost, current market interest rates and whether the unrealized loss is credit-driven or a result of changes in market interest rates. The Company also considers factors specific to the issuer including the general financial condition of the issuer, the issuers’ industry and future business prospects, any past failure of the issuer to make scheduled interest or principal payments, the payment structure of the investment and the issuers’ ability to make contractual payments on the investment.
The Company may sell its available-for-sale securities, equity securities, and other investments in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Investment income is accrued to the balance sheet dates of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturity securities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income totaled approximately $1,697,000 and $1,262,000 as of December 31, 2024 and 2023, respectively, and is included in other assets on the accompanying consolidated balance sheets.
For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a credit-loss charge is recognized in net loss based on the fair value of the security at the time of assessment.
For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit loss related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded, which is recognized in net loss through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income, net of tax.

The Company has made a policy election to present accrued interest balances separately from the amortized cost basis of assets and has elected the practical expedient to exclude the accrued interest from the tabular disclosures for available-for-sale and held-to-maturity securities. The Company has elected not to estimate an allowance for credit losses on accrued interest receivable. The accrual of interest income is discontinued, and the asset is placed on nonaccrual status in the quarter that payment becomes delinquent. Interest accrued but not received for assets on nonaccrual status is reversed through investment income. Interest received for assets that are on nonaccrual status is recognized as payment is received. The asset is returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are expected.
The Company did not identify any available-for-sale securities as of December 31, 2024 and 2023 which presented a risk of loss due to credit deterioration of the security.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Premiums Receivable
Premiums receivable include balances due currently or in the future and are presented net of an allowance for credit losses of approximately $402,000 and $269,000 as of December 31, 2024 and 2023, respectively. The allowance for credit losses is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $115,000 and $75,000 were written off for the years ended December 31, 2024 and 2023, respectively. The Company evaluates cancellations after the balance sheet date and has determined that the cancellations are not material; therefore no additional cancellation reserve was recognized as of December 31, 2024 and 2023.
Deferred Policy Acquisition Costs
Policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as the related premiums are earned.
Intangible Assets
The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2024 and 2023.
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
The Company reviews its real estate assets used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the estimated fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2024 and 2023, the fair value of the real estate assets is estimated to be in excess of the carrying value. See Note 20 - Subsequent Events.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income (loss) in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2024 and 2023, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.
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
YEARS ENDED DECEMBER 31, 2024 AND 2023
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
As of December 31, 2024 and 2023, the Company’s cash equivalents were as follows:

	December 31, 2024	December 31, 2023

Collateralized bank repurchase agreement (1)	$788,833	$899,646
Money market funds	1,676,626	2,430,317
Total	$2,465,459	$3,329,963
(1)The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.
At December 31, 2024, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base. For the years ended December 31, 2024 and 2023, 96.0% and 88.3%, respectively, of KICO’s direct written premiums came from policies written in the state of New York policies.
The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. See Note 7- Reinsurance for reinsurance recoverables on unpaid and paid losses by reinsurer. Management’s policy is to review all outstanding receivables quarterly as well as the bad debt write-offs experienced in the past and establish an allowance for credit losses, if deemed necessary.
Direct premiums earned from lines of business in excess of 10% of the total subject the Company to concentration risk for the years ended December 31, 2024 and 2023 is as follows:

	Years ended December 31,
	2024	2023
Personal Lines	93.1%	93.1%
Premiums earned not subject to concentration	6.9%	6.9%
Total premiums earned	100.0%	100.0%
(1)For the years ended December 31, 2024 and 2023, premiums earned not subject to concentration are comprised primarily of one line of business.
Earnings (Loss) per share
Basic earnings (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per common share reflects, in periods in which they have a dilutive effect, the impact of common shares issuable upon the exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings (loss) per share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s common shares during the periods

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
presented. Additionally, the computation of diluted earnings (loss) per share excludes unvested restricted stock awards as calculated using the treasury stock method.
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising costs are included in other underwriting expenses in the accompanying consolidated statements of operations and comprehensive income (loss) and were approximately $100,000 and $86,000 for the years ended December 31, 2024 and 2023, respectively.
Stock-based Compensation
Stock-based compensation expense in 2024 and 2023 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.
Warrants
The Company’s outstanding issued warrants are accounted for as equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company’s warrants are accounted for at fair value on the issuance date.
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
Leases
The Company records operating leases in accordance with ASU 2016-02 – Leases (Topic 842) (“ASU 2016-02”). Under ASU 2016-02, the Company recognizes a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability has been measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the Company’s incremental borrowing rate. The right-of-use asset is amortized as rent expense on a straight-line basis (See Note 17 - Commitments and Contingencies - Office Leases).
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of revenues, expenses, gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) as these amounts are recorded directly as an adjustment to stockholders' equity, and result primarily from changes in unrealized gains and losses on available-for-sale securities, net of the related income taxes.
Accounting Changes
In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07), which introduces improvements to the information that a public entity discloses about its reportable segments and addresses investor requests for more information about reportable segment expenses. ASU 2023-07 does not change the current guidance related to the identification of operating segments, the determination of reportable segments, or the aggregation criteria. Rather, the new guidance introduces additional disclosure requirements and expands those requirements to entities with a single reportable segment, not just entities with multiple reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company retrospectively adopted ASU 2023-07

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
effective December 31, 2024, and has added the required disclosures for entities with a single reportable segment for the years ended December 31, 2024 and December 31, 2023. See Note 19 - Segment Reporting.
Recent Accounting Pronouncements
In December 31, 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU-2023-09 is effective for public companies with annual periods beginning after December 15, 2024, with early adoption permitted. The adoption of ASU-2023-09 is required to be adopted on a prospective basis, although retrospective application is also permitted. The Company is currently evaluating the impact of ASU 2023-09 on its disclosures and method of adopting.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions currently presented on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods as amended by ASU2025-01, beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. As ASU 2024-03 only requires additional disclosure, it will not have a material impact on the Company's financial condition and results of operations.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$—	$—	$—	$-	$—	$—

Political subdivisions of States, Territories and Possessions (1)	24,271,177	-	(73,589)	(3,324,491)	20,873,097	(3,398,080)

Corporate and other bonds Industrial and miscellaneous (1)	112,507,436	-	(1,024,461)	(4,690,597)	106,792,378	(5,715,058)

Residential mortgage and other asset backed securities (1) (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	(6,301,582)
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	$(15,414,720)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	December 31, 2023

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$20,954,764	$1,799	$(17,373)	$-	$20,939,190	$(15,574)

Political subdivisions of States, Territories and Possessions	16,607,713	-	—	(3,209,161)	13,398,552	(3,209,161)

Corporate and other bonds Industrial and miscellaneous	75,993,042	-	—	(5,885,296)	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities (2)	50,905,423	113,761	(2,144)	(6,541,731)	44,475,309	(6,430,114)
Total fixed-maturity securities	$164,460,942	$115,560	$(19,517)	$(15,636,188)	$148,920,797	$(15,540,145)
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of December 31, 2024 KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account, As of December 31, 2024 and 2023, the amount of required collateral was approximately $5,308,000 and $6,999,000, respectively. As of December 31, 2024 and 2023, the estimated fair value of the eligible collateral was approximately $5,308,000 and $6,999,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 9 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2024, the estimated fair value of the eligible investments was approximately $10,130,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2024 and 2023 there was no outstanding balance on the FHLBNY credit line.
A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2024 and 2023 is shown below:

	December 31, 2024		December 31, 2023
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$9,522,262	$9,484,834	$34,729,120	$34,461,172
One to five years	68,052,387	66,141,372	31,803,338	30,416,618
Five to ten years	38,159,446	34,068,922	31,596,410	27,330,377
More than 10 years	21,044,518	17,970,347	15,426,651	12,237,321
Residential mortgage and other asset backed securities	65,529,545	59,227,963	50,905,423	44,475,309
Total	$202,308,158	$186,893,438	$164,460,942	$148,920,797

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
Category	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705
Fixed income exchange traded funds	3,711,232		(808,432)	2,902,800
FHLBNY common stock	66,000	-	-	66,000
Total	$13,527,554	$-	$(3,231,049)	$10,296,505

	December 31, 2023
Category	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$13,583,942	$-	$(2,870,027)	$10,713,915
Fixed income exchange traded funds,	3,711,232		(669,232)	3,042,000
Mutual funds	622,209	314,816	-	937,025
FHLBNY common stock	69,400	-	-	69,400
Total	$17,986,783	$314,816	$(3,539,259)	$14,762,340
Other Investments
The cost and estimated fair value of, and gross unrealized gains on, the Company’s other investments as of December 31, 2024 and 2023 are as follows:

	December 31, 2024			December 31, 2023
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,393,616	$4,380,656	$1,987,040	$1,910,110	$3,897,150

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity fixed-maturity securities as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Gains/ (Losses)
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$-	$(39,630)	$(15,990)	$1,173,550	$(55,620)

Political subdivisions of States,
Territories and Possessions	499,719	-	(654)	-	499,065	(654)

Exchange traded debt	304,111	-	-	(55,611)	248,500	(55,611)

Corporate and other bonds
Industrial and miscellaneous	5,014,342	-	-	(976,192)	4,038,150	(976,192)
Total	$7,047,342	$-	$(40,284)	$(1,047,793)	$5,959,265	$(1,088,077)

	December 31, 2023
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Gains/ (Losses)
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,228,860	$15,045	$(6,914)	$(18,163)	$1,218,828	$(10,032)

Political subdivisions of States,
Territories and Possessions	499,170	890	-	-	500,060	890

Exchange traded debt	304,111	-	-	(70,111)	234,000	(70,111)

Corporate and other bonds
Industrial and miscellaneous	5,020,400	-	-	(867,140)	4,153,260	(867,140)
Total	$7,052,541	$15,935	$(6,914)	$(955,414)	$6,106,148	$(946,393)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and the estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2024 and 2023 is shown below:

	December 31, 2024		December 31, 2023
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$499,719	$499,065	$-	$-
One to five years	622,375	600,288	1,121,288	1,097,101
Five to ten years	1,427,579	1,323,600	1,414,911	1,270,770
More than 10 years	4,497,669	3,536,312	4,516,342	3,738,277
Total	$7,047,342	$5,959,265	$7,052,541	$6,106,148
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of December 31, 2024 and December 31, 2023 , respectively.
Investment Income
Major categories of the Company’s net investment income are summarized as follows:

	Years ended December 31,
	2024	2023

Income:
Fixed-maturity securities	$5,197,793	$5,352,304
Equity securities	591,023	707,835
Cash and cash equivalents	1,215,861	255,905
Other	39,227	—
Total	7,043,904	6,316,044
Expenses:
Investment expenses	220,314	307,362
Net investment income	$6,823,590	$6,008,682
Proceeds from the redemption of fixed-maturity securities held-to-maturity were $0 and $750,000 for the years ended December 31, 2024 and 2023, respectively.
Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $127,665,799 and $61,935,658 for the years ended December 31, 2024 and 2023, respectively.
Proceeds from the sale of equity securities were $4,410,859 and $99,917 for the years ended December 31, 2024 and 2023, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
The Company’s net gains (losses) on investments for the years ended December 31, 2024 and 2023 are summarized as follows:

	Years ended December 31,
	2024	2023

Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$1,287	$2,428
Gross realized losses	(15,266)	(21,239)
	(13,979)	(18,811)

Equity securities:
Gross realized gains	374,997	-
Gross realized losses	(423,367)	-
	(48,370)	-

Net realized losses	(62,349)	(18,811)

Unrealized (Losses) Gains

Equity Securities:
Gross gains	308,210	1,027,867
Gross losses	(314,816)	-
	(6,606)	1,027,867

Other Investments:
Gross gains	483,506	1,125,498
Gross losses	-	-
	483,506	1,125,498

Net unrealized gains	476,900	2,153,365

Net gains on investments	$414,551	$2,134,554
Allowance for Credit Losses
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
The Company did not identify any available-for-sale securities as of December 31, 2024 and December 31, 2023 which presented a risk of loss due to credit deterioration of the security.
At December 31, 2024 and 2023, there were 204 and 140 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the years ended December 31, 2024 and 2023. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.
The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2024 and 2023 as follows:

	December 31, 2024
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	7,705,370	(73,589)	6	13,167,726	(3,324,491)	12	20,873,096	(3,398,080)

Corporate and other bonds industrial and miscellaneous	51,411,296	(1,024,461)	60	55,381,083	(4,690,597)	68	106,792,379	(5,715,058)

Residential mortgage and other asset backed securities	19,315,521	(209,890)	22	35,206,442	(6,211,339)	36	54,521,963	(6,421,229)

Total fixed-maturity securities	$78,432,187	$(1,307,940)	88	$103,755,251	$(14,226,427)	116	$182,187,438	$(15,534,367)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	December 31, 2023
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,974,440	$(17,373)	1	$-	-	-	$5,974,440	$(17,373)

Political subdivisions of States, Territories and Possessions	-	-	-	13,398,552	(3,209,161)	15	13,398,552	(3,209,161)

Corporate and other bonds industrial and miscellaneous	-	-	-	70,107,746	(5,885,296)	85	70,107,746	(5,885,296)

Residential mortgage and other asset backed securities	88,988	(2,144)	4	38,675,604	(6,541,731)	37	38,764,592	(6,543,875)

Total fixed-maturity securities	$6,063,428	$(19,517)	5	$122,181,902	$(15,636,188)	137	$128,245,330	$(15,655,705)
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
YEARS ENDED DECEMBER 31, 2024 AND 2023
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
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at December 31, 2024 and 2023 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$—	$-	$-	$—

Political subdivisions of States, Territories and Possessions	-	20,873,097	-	20,873,097

Corporate and other bonds industrial and miscellaneous	106,792,378	-	-	106,792,378

Residential mortgage and other asset backed securities	-	59,227,963	-	59,227,963
Total fixed maturities	106,792,378	80,101,060	-	186,893,438
Equity securities	10,296,505	-	-	10,296,505
Total investments	$117,088,883	$80,101,060	$-	$197,189,943

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

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
The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of December 31, 2024 and 2023. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	December 31, 2024	December 31, 2023

Other Investments
Hedge fund	$4,380,656	$3,897,150
The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the accompanying consolidated statements of operations and comprehensive income (loss) within net gains on investments. The Company has no capital call commitments related to Other Investments.
There were no fair value measurements as of December 31, 2024 and 2023 on a non-recurring basis.
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
YEARS ENDED DECEMBER 31, 2024 AND 2023
Real estate: The estimated fair value was based on an appraisal prepared using the sales comparison approach, and accordingly the real estate is a Level 3 asset under the fair value hierarchy.
Reinsurance balances payable: The carrying value reported in the consolidated balance sheets for these financial instruments approximates fair value.
Debt: The fair value of debt is estimated using a discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.
The estimated fair values of the Company’s financial instruments and real estate as of December 31, 2024 and 2023 are as follows:

	December 31, 2024		December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$7,047,342	$5,959,265	$7,052,541	$6,106,148
Fixed-maturity securities available-for-sale, Level 1	$106,792,378	$106,792,378	$91,046,936	$91,046,936
Fixed-maturity securities available-for-sale, Level 2	$80,101,060	$80,101,060	$57,873,861	$57,873,861
Cash and cash equivalents, Level 1	$28,669,441	$28,669,441	$8,976,998	$8,976,998
Premiums receivable, net, Level 1	$21,766,988	$21,766,988	$13,604,808	$13,604,808
Reinsurance receivables, net, Level 3	$69,322,436	$69,322,436	$75,593,912	$75,593,912
Real estate, net of accumulated depreciation, Level 3 (1)	$1,913,390	$3,540,000	$1,992,529	$3,540,000
Reinsurance balances payable, Level 3	$10,509,121	$10,509,121	$12,837,140	$12,837,140
Debt - 13.75% Senior Notes due 2026, Level 2	$5,508,000	$5,553,785	$—	$—
Debt - 12.0% Senior Notes due 2024, Level 2	$—	$—	$18,426,247	$17,812,500

(1) Real estate consists of a complex which includes an office building, a house and vacant land located in Kingston, New York. See Note 20 - Subsequent Events, Sale of Real Estate.

Note 6 - Intangible Assets
Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. KICO’s insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. All identified intangible assets of finite useful life were fully amortized as of December 31, 2024 and 2023.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2024 and 2023 are summarized as follows:

	Useful Life (in yrs)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Insurance license	-	$500,000	$-	$500,000
Customer relationships	10	3,400,000	3,400,000	-
Other identifiable
intangibles	7	950,000	950,000	-
Total		$4,850,000	$4,350,000	$500,000
Intangible asset impairment testing and amortization
The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified for the years ended December 31, 2024 and 2023.
The Company recorded no amortization expense related to intangible assets for the years ended December 31, 2024 and 2023.
Note 7 - Reinsurance
Effective December 31, 2021, the Company entered into a quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from December 31, 2021 through January 1, 2023 (“2021/2023 Treaty”). Upon the expiration of the 2021/2023 Treaty on January 1, 2023, the Company entered into a new 30% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2023 through January 1, 2024 ("2023/2024 Treaty”). Upon the expiration of the 2023/2024 Treaty on January 1, 2024, the Company entered into a new 27% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, the Company entered into a new 16% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). See Note 20- Subsequent Events, Reinsurance.
The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2024 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2024. Effective January 1, 2023, the Company entered into an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2023 through January 1, 2024. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2024, the Underlying XOL Treaty was renewed covering the period from January 1, 2024 through January 1, 2025. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. For the period October 1, 2024 through April 30, 2025, the Company purchased catastrophe reinsurance which will provide coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

	Treaty Period
	2025/2026 Treaty		2024/2025 Treaty		2023/2024 Treaty
Line of Business	July 1, 2025 to January 1, 2026	January 1, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024	July 1, 2023 to January 1, 2024	January 1, 2023 to June 30, 2023

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	16%	16%	27%	27%	30%	30%
Risk retained on initial
$1,000,000 of losses (5) (6) (7)	$840,000	$840,000	$730,000	$730,000	$700,000	$700,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2026	January 1, 2026	January 1, 2025	January 1, 2025	January 1, 2024	January 1, 2024
Excess of loss coverage and
facultative facility
coverage (1) (5) (6)	$400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of	in excess of
	$600,000	$600,000	$600,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (5) (6)	$360,000	$8,360,000	$8,470,000	$8,470,000	$8,500,000	$8,500,000
Losses per occurrence
subject to reinsurance
coverage (6)	$1,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(6)	June 30, 2025	June 30, 2025	June 30, 2024	June 30, 2024	June 30, 2023

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (6) (7) (8) (9)	(6)	$4,250,000	$4,750,000	$9,500,000	$8,750,000	$8,750,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (6)	(6)	$275,000,000	$275,000,000	$315,000,000	$315,000,000	$335,000,000

Reinstatement premium
protection (3) (4)	(6)	Yes	Yes	Yes	Yes	Yes

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
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
(4)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(5)For the period January 1, 2022 through June 30, 2025, underlying excess of loss treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $500,000 from $700,000 under the 2023/2024 Treaty. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty.
(6)Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30,2025, with none of these coverages to be in effect during the period from July 1 2025 through January 1, 2026. If and when these treaties are renewed on July 1, 2025, the excess of loss and facultative facility, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2025 through January 1, 2026 is currently only covered under the 2025/2026 Treaty and underlying excess of loss reinsurance treaty through June 30, 2025. The 2025/2026 Treaty will expire on January 1, 2026.
(7)For the 2023/2024 Treaty, 17.5% of the 30% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a named catastrophe event.
(8)Plus losses in excess of catastrophe coverage.
(9)For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Retention for winter storms under this treaty is $4,800,000 under the 2024/2025 Treaty and $5,200,000 under the 2025/2026 Treaty.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

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
Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2024 and 2023 are as follows:

($ in thousands)	Unpaid Losses	Paid Losses	Total	Security
December 31, 2024
Swiss Reinsurance America Corporation	13,565	1,346	14,911	—
Hannover Rueck SE	7,195	559	7,754	—
Lancashire Insurance Company Limited	4,893	1,288	6,181	—
Others	6,670	2,061	8,731	393	(2)
Total	$32,323	$5,254	$37,577	$393

December 31, 2023
Swiss Reinsurance America Corporation	11,027	6,560	17,587	—
Hannover Rueck SE	8,753	(92)	8,661	—
Allied World Insurance Company	4,724	2,190	6,914	4	(1)
Ace Property and Casualty Insurance Company	3,205	1,840	5,045	—
Lancashire Insurance Company Limited	3,203	1,583	4,786	—
Others	2,377	3,296	5,673	2,662	(2)
Total	$33,289	$15,377	$48,666	$2,666

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
(1)As of December 31, 2023, represents $4,000 guaranteed by irrevocable letters of credit.
(2)As of December 31, 2024 and December 31, 2023, represents $393,000 and $2,662,000, respectively, guaranteed by irrevocable letters of credit.
In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2024 and 2023 include unearned ceded premiums of approximately $31,745,000 and $26,928,000, respectively.
Ceding Commission Revenue
The Company earned ceding commission revenue under the 2024/2025 Treaty for the year ended December 31, 2024, and under the 2023/2024 Treaty for the year ended December 31, 2023, are based on a fixed provisional commission rate at which provisional ceding commissions are earned. The Company earned ceding commission revenue under its quota share reinsurance agreements that expired prior to July 1, 2022 based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) under certain of the quota share reinsurance agreements, a continuing sliding scale of commission rates and ultimate treaty year loss ratios on the policies reinsured under each of these agreements based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.
Ceding commission revenue consists of the following:

	Year ended December 31,
	2024	2023

Provisional ceding commissions earned	$18,829,278	$20,397,454
Contingent ceding commissions earned	8,668	656,040
	$18,837,946	$21,053,494
Provisional ceding commissions are settled monthly. Balances due from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2024 and 2023, net contingent ceding commissions payable to reinsurers under all treaties was approximately $727,000 and $3,302,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.
Expected Credit Losses – Uncollectible Reinsurance
The Company reviews reinsurance receivables which relate to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The Company has not recorded an allowance for uncollectible reinsurance as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. Changes in the allowance are presented as a component of other underwriting expenses on the consolidated statements of operations and comprehensive income (loss).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue
Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Years ended December 31,
	2024	2023

Net deferred policy acquisition costs, net of deferred ceding commission revenue, beginning of year	$10,341,699	$13,199,884

Cost incurred and deferred:
Commissions and brokerage	37,956,108	29,926,493
Other underwriting and policy acquisition costs	10,118,578	8,866,395
Ceding commission revenue	(20,909,652)	(19,238,750)
Net deferred policy acquisition costs	27,165,034	19,554,138
Amortization	(24,315,601)	(22,412,323)
	2,849,433	(2,858,185)

Net deferred policy acquisition costs, net of deferred ceding commission revenue, end of year	$13,191,132	$10,341,699
Deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023

Deferred policy acquisition costs	$24,732,371	$19,802,564
Deferred ceding commission revenue	(11,541,239)	(9,460,865)
Balance at end of period	$13,191,132	$10,341,699
Note 9 – Debt
Federal Home Loan Bank
In July 2017, KICO became a member of, and invested in, the FHLBNY. KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At December 31, 2024 and 2023, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of December 31, 2024 and 2023 was approximately $13,637,000 and $12,813,000, respectively. Available collateral as of December 31,

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
2024 and 2023 was approximately $10,130,000 and $11,412,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the years ended December 31, 2024 and 2023.
Debt
Debt as of December 31, 2024 and 2023 consists of the following:

	December 31,
	2024	2023

13.75% Senior Notes due 2026, net	$5,508,000	$—
12.0% Senior Notes due 2024, net	—	18,426,247
Equipment financing	5,663,420	6,817,283
Balance at end of period	$11,171,420	$25,243,530
Exchange Agreements
General
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
On August 30, 2024, the Company entered into a Note Exchange Agreement (the “2024 Exchange Agreement”) with the holders (the “2024 Exchanging Noteholders”) of the Company’s outstanding 2022 Notes in the aggregate principal amount of $19,950,000. Pursuant to the 2024 Exchange Agreement, on September 12, 2024, the 2024 Exchanging Noteholders exchanged their respective 2022 Notes for the following: (i) new 13.75% Senior Notes due June 30, 2026 of the Company in the aggregate principal amount of $14,950,000 (the “2024 Notes”); and (ii) cash in the aggregate amount of $5,000,000, together with accrued interest on the 2022 Notes (the "2024 Exchange"). See “2024 Notes” below for a discussion of a change in the expiration date of the Warrants.
The Company analyzed the 2024 Exchange Agreement under ASC 470–50 Debt—Modifications and Extinguishments. The Company determined that extinguishment accounting was applicable, as the present value of the cash flows of the 2024 Notes differed by more than 10% from the 2022 Notes, making it a substantial change in terms. As a result, the 2022 Notes have been derecognized and the 2024 Notes recorded at fair value. No gain or loss was recognized on the 2024 Exchange. Unamortized debt issue costs of $296,533 related to extinguished debt were expensed at the time the 2022 Notes were extinguished and recorded as loss on extinguishment of debt in the consolidated statements of operations and comprehensive income (loss) within other operating expenses. Fees paid to third parties of $203,381 have been capitalized and are being amortized as debt issuance costs associated with the 2024 Notes.
2024 Notes
As discussed above, on September 12, 2024, the Company issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Interest is payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. Pursuant to the 2024 Exchange Agreement, the expiration date

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
of the Warrants to purchase 969,225 shares of Common Stock of the Company was extended to June 30, 2026 from December 30, 2025 (see Note 12 – Stockholders’ Equity) and transaction costs were $203,381, for an effective yield of 14.35% per annum. The balance of the 2024 Notes as of December 31, 2024 and December 31, 2023 is as follows:

	December 31, 2024	December 31, 2023

13.75% Senior Notes due 2026	$5,950,000	$—
Warrants	(256,909)	—
Issuance costs	(185,091)	—
2024 Notes, net	$5,508,000	$—

The 2024 Notes were redeemable, at the Company’s option, in whole or in part, at any time or in part from time to time, on and after September 12, 2024, upon not less than fifteen (15) and not more than sixty (60) days’ notice, equal to 100% of the principal amount of the 2024 Notes, plus, in each case, accrued and unpaid interest, if any, to the date of redemption subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date).
The 2024 Exchange Agreement provides for mandatory prepayments of principal. The 2024 Exchange Agreement provides for a first mandatory pro rata partial prepayment of principal on the 2024 Notes in the aggregate amount of $3,000,000 on June 30, 2025, less the principal amount of any optional prepayments of the 2024 Note made prior to June 30, 2025, pursuant to the 2024 Exchange Agreement. The Company made optional prepayments of $3,000,000 on September 30, 2024, $2,000,000 on November 13, 2024, $4,000,000 on December 30, 2024, $3,500,000 on January 28, 2025, and $2,450,000 on February 24, 2025 (see Note 20 - Subsequent Events, Debt), and accordingly, has fully satisfied the entire principal balance of the 2024 Notes. Each prepayment of principal also included accrued and unpaid interest thereon.
The 2024 Exchange Agreement provided for a second mandatory pro rata partial prepayment of principal on the 2024 Notes in the aggregate amount of $3,000,000 on December 30, 2025, less the principal amount of (i) any optional prepayments of the 2024 Notes made from June 30, 2025 to December 29, 2025 pursuant to the 2024 Note Exchange Agreement and (ii) any optional prepayments of the 2024 Notes in excess of $3,000,000 made prior to June 30, 2025 pursuant to 2024 Note Exchange Agreement. Based upon the Company's optional full prepayment of the 2024 Notes, the mandatory prepayment obligation is no longer applicable.
The 2024 Notes were unsecured obligations of the Company and were not the obligations of or guaranteed by any of the Company’s subsidiaries. The 2024 Notes ranked senior in right of payment to any of the Company’s existing and future indebtedness that is by its terms expressly subordinated or junior in right of payment to the 2024 Notes. The Notes ranked equally in right of payment to all of the Company’s existing and future senior indebtedness, but were effectively subordinated to any secured indebtedness to the extent of the value of the collateral securing such secured indebtedness. In addition, the 2024 Notes were structurally subordinated to the indebtedness and other obligations of the Company’s subsidiaries.

As of the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2024, the Company was subject to a leverage maintenance test (“2024 Leverage Maintenance Test”), which required that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of December 31, 2024 and 2023, the ratio as defined under the 2024 Leverage Maintenance Test was 7.0% and 29.9%, respectively. “Total Consolidated Indebtedness” is the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term debt of the Company except for the sale-leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale-leaseback transaction. “Total Consolidated Capitalization” is the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s consolidated balance sheet.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
2022 Notes
As discussed above, on October 27, 2022, the Company issued the 2022 Notes in the aggregate principal amount of $19,950,000 pursuant to the 2022 Exchange Agreement. Interest was payable semi-annually in arrears on June 30 and December 30 of each year, which commenced on June 30, 2023 at the rate of 12.0% per annum. Warrants were issued with a fair value of $993,000 (see Note 12 – Stockholders’ Equity) and transaction costs were $1,758,112, for an effective yield of 13.92% per annum. The balance of the 2022 Notes as of December 31, 2024 and 2023 is as follows:

	December 31, 2024	December 31, 2023

12.0% Senior Unsecured Notes	$—	$19,950,000
Warrants	—	(653,123)
Issuance costs	—	(870,630)
2022 Notes, net	$—	$18,426,247
The 2022 Exchange Agreement provided for a mandatory redemption of the 2022 Notes on December 30, 2023, in an amount such that the aggregate principal amount of the 2022 Notes to be redeemed plus accrued and unpaid interest thereon was to be equal to the amount by which the maximum Ordinary Dividend Paying Capacity of KICO (as defined below) measured as of December 15, 2023 exceeded the Company’s Holding Company Expenses (as defined below) for the calendar year ended December 31, 2023. “Ordinary Dividend Paying Capacity” means the sum, as measured on December 15, 2023, of (i) the maximum allowable amount of dividends that KICO is permitted to pay without seeking any regulatory approval in accordance with New York insurance regulations based on its statutory annual and quarterly financial statements filed with the National Association of Insurance Commissioners as of and for the thirty-six (36) month period ended September 30, 2023 plus (ii) any dividends paid by KICO to the Company during the period beginning January 1, 2023 and ending September 30, 2023. “Holding Company Expenses” means the sum of (i) cash interest expense paid during the calendar year ended December 31, 2023 on the 2022 Notes, intercompany loans and any other indebtedness of the holding company on a stand-alone basis and (ii) other cash operating expenses, including taxes, paid by the holding company during the calendar year ended December 31, 2024. The amount of other operating expenses paid in cash in the preceding clause (ii) shall not exceed $2.5 million. Holding Company Expenses was determined based on the actual Holding Company Expenses for the nine months ending September 30, 2023, and an estimate of Holding Company Expenses for the three months ending December 30, 2023. The Ordinary Dividend Paying Capacity of KICO as defined above was zero and, accordingly, the Company was not required to make a mandatory redemption of the 2022 Notes on December 30, 2023.
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
The 2022 Notes were redeemable, at the Company’s option, in whole or in part, at any time or in part from time to time, on and after December 30, 2022, upon not less than fifteen (15) and not more than sixty (60) days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof) if redeemed during the respective period set

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
forth below, plus, in each case, accrued and unpaid interest, if any, to the date of redemption (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date):

Period:	Percentage

December 30, 2022 to December 29, 2023	102.00%
December 30, 2023 to September 29, 2024	101.00%
September 30, 2024 to December 29, 2024	100.00%
As of the end of each calendar quarter, commencing with the calendar quarter ending December 31, 2022, the Company was subject to a leverage maintenance test (“2022 Leverage Maintenance Test”), which required that the Total Consolidated Indebtedness of the Company not be greater than 30% of Total Consolidated Capitalization. As of December 31, 2023, the ratio as defined under the 2022 Leverage Maintenance Test was 29.9%.
Equipment Financing
On October 27, 2022, KICO entered into a sale leaseback transaction, whereby KICO sold $8,096,824 of fixed assets to a bank. Under GAAP, the sale leaseback transaction is recorded as equipment financing (“Financing”). The provisions of the Financing require KICO to pay a monthly payment of principal and interest at the rate of 5.86% per annum totaling $126,877 for a term of 60 months, which commenced on October 27, 2022. The terms of the Financing provide buyout options to KICO at the end of the 60 month term, which are as follows:
•At the end of the lease, KICO may purchase the fixed assets for a purchase price of $2,024,206, which is 25% of the original fixed asset cost of $8,096,824; or
•KICO may renew the lease for 16 months at the same rental rate, which totals $2,024,206.
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of December 31, 2024 and 2023, the amount of required collateral was approximately $5,308,000 and $6,999,000, respectively. As of December 31, 2024, the fair value of KICO’s pledged collateral was approximately $5,308,000 in various fixed-maturity securities. As of December 31, 2023, the fair value of KICO’s pledged collateral was approximately $11,960,000 in United States Treasury securities.
Future contractual payment obligations under the Financing as of December 31, 2024 are as follows:

For the Year Ending December 31,	Total
2025	1,223,293
2026	1,296,900
2027	1,119,021
3,639,214
2028 purchase price	2,024,206
Total	$5,663,420

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Note 10 - Property and Equipment
The components of property and equipment are summarized as follows:

	Cost	Accumulated Depreciation	Net

December 31, 2024
Building (1)	$2,344,188	$(1,083,235)	$1,260,953
Land (1)	652,437	-	652,437
Furniture and office equipment	828,011	(828,011)	-
Computer equipment and software	27,360,191	(20,000,218)	7,359,973
Automobile	134,034	(123,427)	10,607
Total	$31,318,861	$(22,034,891)	$9,283,970

December 31, 2023
Building	$2,344,188	$(1,004,096)	$1,340,092
Land	652,437	-	652,437
Furniture and office equipment	828,011	(828,011)	-
Computer equipment and software	25,022,986	(17,641,981)	7,381,005
Automobile	134,034	(111,871)	22,163
Total	$28,981,656	$(19,585,959)	$9,395,697
Depreciation expense for the years ended December 31, 2024 and 2023 was $2,448,932 and $2,973,440, respectively.
(1) See Note 20 - Subsequent Events, Sale of Real Estate.
Note 11 - Property and Casualty Insurance Activity
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2024
Premiums written	$241,979,937	$-	$(87,750,072)	$154,229,865
Change in unearned premiums	(29,080,195)	-	3,348,250	(25,731,945)
Premiums earned	$212,899,742	$-	$(84,401,822)	$128,497,920

Year ended December 31, 2023
Premiums written	$200,174,502	$-	$(106,563,985)	$93,610,517
Change in unearned premiums	1,871,239	-	18,902,507	20,773,746
Premiums earned	$202,045,741	$-	$(87,661,478)	$114,384,263
Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of December 31, 2024 and 2023 was $3,503,063 and $3,797,590, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2024 and 2023 are as follows:

	Gross Liability	Reinsurance Receivables

December 31, 2024
Case-basis reserves	$64,087,782	$17,721,033
Loss adjustment expenses	23,442,101	3,940,147
IBNR reserves	38,680,545	10,661,457
Recoverable on unpaid losses		32,322,637
Recoverable on paid losses	-	5,254,482
Total loss and loss adjustment expenses	$126,210,428	37,577,119
Unearned premiums		31,745,317
Receivables - reinsurance contracts		-
Total reinsurance receivables		$69,322,436

December 31, 2023
Case-basis reserves	$67,108,131	$19,537,988
Loss adjustment expenses	17,448,218	3,085,429
IBNR reserves	37,261,513	10,665,233
Recoverable on unpaid losses		33,288,650
Recoverable on paid losses	-	15,376,899
Total loss and loss adjustment expenses	$121,817,862	48,665,549
Unearned premiums		26,928,363
Receivables - reinsurance contracts		-
Total reinsurance receivables		$75,593,912

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended December 31,
	2024	2023

Balance at beginning of period	$121,817,862	$118,339,513
Less reinsurance recoverables	(33,288,650)	(27,659,500)
Net balance, beginning of period	88,529,212	90,680,013

Incurred related to:
Current year	64,414,543	82,856,483
Prior years	(1,779,827)	(7,273)
Total incurred	62,634,716	82,849,210

Paid related to:
Current year	32,956,899	49,146,173
Prior years	24,319,238	35,853,838
Total paid	57,276,137	85,000,011

Net balance at end of period	93,887,791	88,529,212
Add reinsurance recoverables	32,322,637	33,288,650
Balance at end of period	$126,210,428	$121,817,862
Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $20,226,354 and $41,091,205 for the years ended December 31, 2024 and 2023, respectively.
Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2024 and 2023 was $1,779,827 favorable and $7,273 favorable, respectively.
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
YEARS ENDED DECEMBER 31, 2024 AND 2023
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of December 31, 2021 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of December 31, 2024, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2024 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2015 to December 31, 2023 is presented as supplementary unaudited information.
All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2024
	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims by Accident Year
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited 2015 - 2023)

2015	$22,340	$21,994	$22,148	$22,491	$23,386	$23,291	$23,528	$23,533	$23,428	$23,518	$290	$2,560
2016		26,062	24,941	24,789	27,887	27,966	27,417	27,352	27,271	27,247	79	2,883
2017			31,605	32,169	35,304	36,160	36,532	36,502	36,819	37,268	113	3,401
2018				54,455	56,351	58,441	59,404	61,237	61,145	61,686	1,383	4,237
2019					75,092	72,368	71,544	71,964	73,310	74,363	1,832	4,508
2020						63,083	62,833	63,217	63,562	64,400	1,312	5,894
2021							96,425	96,673	96,134	96,771	2,761	5,834
2022								79,835	78,759	78,078	4,619	4,708
2023									78,978	72,025	9,668	4,084
2024										57,860	14,254	2,985
									Total	$593,216

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
All Lines of Business
(in thousands)

Accident Year	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024

	(Unaudited 2015 - 2023)

2015	$12,295	$16,181	$18,266	$19,984	$21,067	$22,104	$22,318	$22,473	$22,519	$22,547
2016		15,364	19,001	21,106	23,974	25,234	25,750	26,382	26,854	26,808
2017			16,704	24,820	28,693	31,393	32,529	33,522	34,683	35,046
2018				32,383	44,516	50,553	52,025	54,424	56,199	57,185
2019					40,933	54,897	58,055	60,374	63,932	66,109
2020						39,045	50,719	53,432	56,523	59,220
2021							56,282	77,756	82,317	85,314
2022								45,856	65,732	68,170
2023									46,280	56,952
2024										29,013
									Total	$506,365

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$86,851
All outstanding liabilities before 2015, net of reinsurance										968
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$87,819
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
The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:
Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

(in thousands)	As of December 31, 2024
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$87,819
Total reinsurance recoverable on unpaid losses	32,323
Unallocated loss adjustment expenses	6,069
Total gross liability for loss and LAE reserves	$126,210

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
(Components may not sum to totals due to rounding)
The following is supplementary unaudited information about average historical claims duration as of December 31, 2024:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
All Lines of Business	55.3%	19.0%	6.6%	5.5%	4.2%	3.0%	2.0%	1.1%	—%	0.1%
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
Preferred Stock
The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of December 31, 2024 and 2023.
2014 Equity Participation Plan
Effective August 12, 2014, the Company's stockholders approved the 2014 Equity Participation Plan (the “2014 Plan”) pursuant to which a maximum of 700,000 shares of Common Stock of the Company were initially authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock and stock bonuses. Incentive stock options granted under the 2014 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determined the vesting provisions for stock awards granted under the 2014 Plan, subject to the provisions of the 2014 Plan. On August 5, 2020, the Company’s stockholders approved amendments to the 2014 Plan, including an increase in the maximum number of shares of Common Stock of the Company that were authorized to be issued pursuant to the 2014 Plan to 1,400,000. On August 9, 2023, the Company’s stockholders approved an amendment to the 2014 Plan to increase the maximum number of shares of Common Stock of the Company that were authorized to be issued pursuant to the 2014 Plan to 1,900,000. The 2014 Plan terminated on August 12, 2024 and no further awards may be granted under the 2014 Plan.
2024 Equity Participation Plan
Effective August 7, 2024, the Company's stockholders approved the 2024 Equity Participation Plan (the “2024 Plan”). pursuant to which a maximum of 1,000,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, and stock bonus awards. Incentive stock options granted under the 2024 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2024 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2024 Plan, subject to the provisions of the 2024 Plan. The 2024 Plan terminates on May 10, 2034 and no further awards may be granted under the 2024 Plan after such date.
As of December 31, 2024, there were 58,775 shares granted under the 2024 Plan.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Stock Options
The results of operations for the years ended December 31, 2024 and 2023 include stock-based compensation expense for stock options totaling approximately $196,000 and $0, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss). Stock-based compensation expense related to stock options for the year ended December 31, 2024 is net of estimated forfeitures of approximately 19%.
The weighted average estimated fair value of stock options granted during the year ended December 31, 2024 was $1.24 per share. No options were granted during the year ended December 31, 2023. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
The following weighted average assumptions were used for grants during the following periods:

	Years ended December 31,
	2024	2023

Dividend Yield	0.00%	n/a
Volatility	74.72%	n/a
Risk-Free Interest Rate	4.17%	n/a
Expected Life	3.50 years	n/a
A summary of stock option activity under the Company’s 2014 Plan and 2024 Plan for the year ended December 31, 2024 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2024	107,201	$8.31	0.94	$-

Granted	318,750	$2.25	4.07	$4,124,625
Exercised	(84,038)	$8.42	-	$166,145
Expired/Forfeited	(60,000)	$2.25	4.55	$241,900

Outstanding at December 31, 2024	281,913	$2.71	3.74	$3,517,111

Vested and Exercisable at December 31, 2024	23,163	$7.90	0.10	$168,886
The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2024 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $15.19 closing price of the Company’s Common Stock on December 31, 2024. No options were exercised, forfeited or expired during the year ended December 31, 2023. The total

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.
Participants in the 2014 Plan and the 2024 Plan may exercise their outstanding vested options, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the option being exercised ("Net Exercise"), or by exchanging a number of shares owned for a period of greater than one year having a fair market value equal to the exercise price of the option being exercised ("Share Exchange").
The Company received 52,719 shares from the exercise of options under a Share Exchange for the purchase of 63,333 shares of Common Stock during the year ended December 31, 2024. Such shares received under the Share Exchange have been included in the consolidated balance sheets within treasury stock. The Company received $63,711 from the exercise of 7,974 options. The remaining options exercised during the year ended December 31, 2024 was a Net Exercise, resulting in the issuance of 690 shares of Common Stock. No options were exercised during the year ended December 31, 2023.
As of December 31, 2024, the estimated fair value of unamortized compensation cost related to 258,750 unvested stock option awards was approximately $67,008. Unamortized compensation cost as of December 31, 2024 is expected to be recognized over a remaining weighted-average vesting period of 2.01 years
Restricted Stock Awards
A summary of the restricted Common Stock activity under the Company’s 2014 Plan and 2024 Plan for the year ended December 31, 2024 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2024	550,581	$3.82	$2,103,219

Granted	237,214	$5.52	$1,308,699
Vested	(517,709)	$3.86	$(1,998,357)
Forfeited	(2,500)	$4.80	$(12,000)

Balance at December 31, 2024	267,586	$5.24	$1,402,151
Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the years ended December 31, 2024 and 2023, stock-based compensation for these grants was approximately $1,187,000 and $833,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss). These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees. Unamortized compensation cost of $730,661 as of December 31, 2024 is expected to be recognized over a remaining weighted-average vesting period of 2.13 years.
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
YEARS ENDED DECEMBER 31, 2024 AND 2023
on August 10, 2031. A maximum of 5,000 shares of Common Stock may be purchased by an employee during any offering period.
The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022 (“2021/2022 Offering”). There was no offering pursuant to the ESPP from November 1, 2022 through December 31, 2024. See Note 20 - Subsequent Events - Equity.
Warrants
In connection with the 2022 Exchange Agreement (see Note 9 – Debt – “Exchange Agreements”), as additional consideration, on December 15, 2022, the Company issued warrants (the "Warrants") to the 2022 Exchanging Noteholders to purchase 969,525 shares of Common Stock. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants was extended to June 30, 2026 from December 30, 2025. The fair value of the Warrants, using the Black-Scholes valuation formula, was $993,200, which has been capitalized as a deferred financing cost of the 2022 Notes and 2024 Notes. The fair value of the Warrants is being amortized over the life of the Warrants, which was 36.5 months through September 12, 2024 and effective as of such date, the unamortized balance is being amortized over the extended life of the Warrants, which is now 21.5 months.
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
During the year December 31, 2024, holders exercised 327,500 Warrants under Net Exercises, resulting in the issuance of 304,413 shares of Common Stock. No Warrants were exercised during the year ended December 31, 2023. As of December 31, 2024, Warrants for the purchase of an aggregate of 642,025 shares of Common Stock were outstanding.
No warrants were granted during the year ended December 31, 2024 and December 31, 2023.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company currently has the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. During the year ended December 31, 2024, the Company sold 1,437,287 shares of its Common Stock at a weighted average price of $9.79 per share and raised $13,610,807 in net proceeds under the ATM program. As of December 31, 2024, the Company had remaining capacity to sell up to an additional $2,325,087 of Common Stock under the ATM program. On January 7, 2025, the Company filed a prospectus supplement increasing the aggregate offering price for the ATM program to $25,000,000. See Note 20 - Subsequent Events, Equity.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Note 13 - Statutory Financial Information and Accounting Policies
For regulatory purposes, KICO prepares its statutory basis financial statements based on statutory accounting principles prescribed or permitted by the New York State Department of Financial Services (the “DFS”). The DFS requires insurance companies domiciled in New York State to prepare their statutory financial statements in accordance with Statements of Statutory Accounting Principles as promulgated by the National Association of Insurance Commissioners (the “NAIC”), subject to any deviations prescribed or permitted by the DFS. These statutory accounting practices differ substantially from GAAP used by most business entities. The more significant variances from GAAP are as follows:
•Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies.
•Ceding commission revenues are earned when ceded premiums are written except for ceding commission revenues in excess of anticipated acquisition costs, which are deferred and amortized as ceded premiums are earned. GAAP requires that all ceding commission revenues be earned as the underlying ceded premiums are earned over the term of the reinsurance agreements.
•Certain assets including certain receivables, a portion of the net deferred tax asset, prepaid expenses and furniture and equipment are not admitted.
•Investments in fixed-maturity securities are valued at NAIC value for statutory financial purposes, which is primarily amortized cost. GAAP requires certain investments in fixed-maturity securities classified as available-for-sale, to be reported at fair value.
•Certain amounts related to ceded reinsurance are reported on a net basis within the statutory basis financial statements. GAAP requires these amounts to be shown gross.
•For SAP purposes, changes in deferred income taxes relating to temporary differences between net income for financial reporting purposes and taxable income are recognized as a separate component of gains and losses in surplus rather than included in income tax expense or benefit as required under GAAP.
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
At December 31, 2024 and 2023, unassigned surplus (deficit) was $13,658,183 and $(7,661,958), respectively. KICO has an agreement with DFS that KICO may only pay dividends to the Holding Company for purposes of paying operating expenses and debt obligations. KICO has an agreement with the DFS that the maximum amount of dividends that can be paid in 12 months is $12,000,000 without prior approval. As of December 31, 2024, the maximum allowable dividend that KICO may pay to KINS was $7,640,412. For the years ended December 31, 2024 and 2023, KICO paid dividends to the Holding Company of $0 and $1,250,000, respectively. For the years ended December 31, 2024 and 2023, KICO recorded statutory basis net income of $23,273,658 and $1,343,111, respectively. At December 31, 2024 and 2023, KICO reported statutory basis surplus as regards policyholders of $76,704,115 and $62,683,794, respectively, as filed with the DFS.
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
YEARS ENDED DECEMBER 31, 2024 AND 2023
risk associated with items such as excessive premium growth, contingent liabilities, and other items not reflected on the balance sheet (off-balance sheet risk). The amount determined under such formulas is called the authorized control level RBC (“ACL”).
The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC was above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2024 and 2023.
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
The provision for income taxes is comprised of the following:

Years ended December 31,	2024	2023

Current federal income tax expense	$-	$-
Current state income tax expense	2,160	2,730
Deferred federal and state income tax (benefit)	4,927,561	(1,199,915)
Income tax (benefit)	$4,929,721	$(1,197,185)
A reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Years ended December 31,	2024		2023

Computed expected tax expense (benefit)	$4,890,513	21.0%	$(1,546,925)	21.0%
State taxes, net of Federal benefit	(431,749)	(1.9)	(271,543)	3.7
State valuation allowance	439,905	1.9	282,864	(3.8)
Permanent differences
Dividends received deduction	(64,525)	(0.3)	(74,323)	1.0
Non-taxable investment income	(122,194)	(0.5)	(98,767)	1.3
Stock-based compensation	(280,104)	(1.2)	62,801	(0.9)
Sale leaseback transaction	99,775	0.4	315,894	(4.3)
Other permanent differences	191,488	0.8	96,789	(1.3)
Prior year tax matters	173,572	0.8	27,460	(0.4)
Other	33,040	(0.1)	8,565	(0.1)

Income tax expense (benefit), as reported	$4,929,721	21.2%	$(1,197,185)	16.3%
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023

Deferred tax asset:
Net operating loss carryovers (1)	$419,357	$5,283,016
Claims reserve discount	1,305,466	1,204,334
Unearned premium	3,810,973	2,742,603
Deferred ceding commission revenue	2,423,660	1,986,782
Net unrealized losses on securities	3,069,900	3,357,463
Other	834,921	1,153,903
Total deferred tax assets	11,864,277	15,728,101

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	5,193,798	4,158,538
Intangibles	105,000	105,000
Depreciation and amortization	208,016	153,201
Total deferred tax liabilities	6,266,357	5,176,282

Net deferred income tax asset	$5,597,920	$10,551,819
(1)The deferred tax assets from net operating loss carryovers are as follows:

Type of NOL	December 31, 2024	December 31, 2023	Expiration

Federal only, NOL from 2024 and 2023	$419,357	$5,283,016	None

State only (A)	3,075,395	2,560,372	December 2027 - December 2043
Valuation allowance	(3,075,395)	(2,560,372)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$419,357	$5,283,016
(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2024 and 2023 was approximately $47,313,775 and $39,390,000, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of operations and comprehensive income (loss) within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2044.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
(2)Deferred tax liability - investment in KICO
On July 1, 2009, the Company completed the acquisition of 100% of the issued and outstanding common stock of KICO (formerly known as Commercial Mutual Insurance Company (“CMIC”)) pursuant to the conversion of CMIC from an advance premium cooperative insurance company to a stock property and casualty insurance company. Pursuant to the plan of conversion, the Company acquired a 100% equity interest in KICO, in consideration for the exchange of $3,750,000 principal amount of surplus notes of CMIC. In addition, the Company forgave all accrued and unpaid interest on the surplus notes as of the date of conversion. As of the date of acquisition, unpaid accrued interest on the surplus notes along with the accretion of the discount on the original purchase of the surplus notes totaled $2,921,319 (collectively the “Untaxed Interest”). As of the date of acquisition, the deferred tax liability on the Untaxed Interest was $1,169,000. Under GAAP guidance for business combinations, a temporary difference with an indefinite life exists when the parent company has a lower carrying value of its subsidiary for income tax purposes. The deferred tax liability was reduced to $759,543 upon the reduction of federal income tax rates as of December 31, 2017. The Company is required to maintain its deferred tax liability of $759,543 related to this temporary difference until the stock of KICO is sold, or the assets of KICO are sold or KICO and the parent are merged.
The table below reconciles the changes in net deferred income tax assets (liabilities) to the deferred income tax benefit for the year ended December 31, 2024:

Decrease in net deferred income tax assets	$4,953,899
Less: Deferred tax expense allocated to other comprehensive income	26,338
Deferred income tax	$4,927,561
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
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2024 and 2023. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2023 remain subject to examination.
Note 16 - Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the year ended December 31, 2024, the Company accrued approximately $2,091,000 ("Cash Payments") related to an employee bonus plan (the "Bonus Plan"), of which $477,000 is allocated and recorded in loss and LAE, and $1,614,000 is recorded in other underwriting expenses on the accompanying consolidated statements of operations and comprehensive income (loss). In addition to the Cash Payments, the Bonus Plan also calls for a restricted stock award to the Company's senior leadership team ("SLT") in an amount equal to their Cash Payments if certain performance metrics have been met. The performance metrics for the year ended December 31, 2024 have been met, and accordingly, the SLT received in March 2025 an RSA for an aggregate of 58,755 shares of the Company's Common Stock valued at approximately $892,000. For the year ended December 31, 2024, the Company accrued approximately $278,000 of stock-based compensation recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss). For the year ended December 31, 2023 the Company did not accrue for, or pay, bonuses related to the Bonus Plan.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Executive Bonus Plan

For the year ended December 31, 2024, the Company accrued approximately $496,000 for a bonus pursuant to the Second Amended Golden Employment Agreement, of which $446,000 is recorded in other underwriting expenses, and $50,000 is recorded in other operating expenses on the accompanying consolidated statements of operations and comprehensive income (loss).
401 (k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $270,000 and $292,000, respectively, of expense for the years ended December 31, 2024 and 2023, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying consolidated statements of operations and comprehensive income (loss).
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
The deferred compensation liability as of December 31, 2024 and 2023 amounted to $0 and $937,025, respectively, and is recorded in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.
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
The Company was a party to a non-cancellable operating lease, dated March 27, 2015, for its office facility for KICO located in Valley Stream, New York which expired on March 31, 2024. The lease was not renewed.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Additional information regarding the Company’s office operating leases is as follows:

Lease cost	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease	$41,342	$165,368
Total lease cost	$41,342	$165,368

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$49,145	$191,919
Discount rate	5.50%	5.50%
Remaining lease term in years	—	0.25

Operating lease right-of-use assets, included in other assets, were $0 and $47,722 as of December 31, 2024 and 2023, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $0 and $47,722 as of December 31, 2024 and 2023, respectively.
Rent expense for the years ended December 31, 2024 and 2023 amounted to $41,342 and $165,368, respectively, and is included in the accompanying consolidated statements of operations and comprehensive income (loss) within other underwriting expenses.
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
Pursuant to the Golden Employment Agreement, Ms. Golden was entitled to receive an annual salary of $500,000. The Golden Employment Agreement also provided for the grant on the effective date of a five year option for the purchase of 50,000 shares of the Company’s Common Stock pursuant to the 2014 Plan. The options granted vested in four equal installments, with the first installment vesting on the grant date, and the remaining installments vesting on the first, second, and third anniversaries of the grant date. Pursuant to the Golden Employment Agreement, as amended, in each of January 2021 and January 2022, Ms. Golden was granted 30,000 shares of restricted Common Stock pursuant to the 2014 Plan. Each such grant vested in three equal installments on each of the first, second and third anniversaries of the grant date. Pursuant to the 2014 Plan, Ms. Golden’s outstanding stock options and restricted stock awards would vest in the event of a change in control of the Company.
Employment Agreement effective as of January 1, 2023
On June 27, 2022, the Company and Ms. Golden entered into a second amended and restated employment agreement which took effect as of January 1, 2023, and expired on December 31, 2024 (the “Second Amended Golden Employment Agreement”).
Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden was entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden was granted, under the terms of the 2014 Plan, during each of January 2023 and January 2024, a number of shares of restricted stock determined by dividing $136,500 by the fair market value of the Company’s Common Stock on the date of grant. In January 2023, Ms. Golden was granted 101,111 shares of restricted stock pursuant to this provision. The 2023 grant vested with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024, based on the continued provision of services through such dates. In January 2024, Ms. Golden was granted 64,085 shares of restricted stock pursuant to this provision. The 2024 grant vested on January 2, 2025, based on the continued provision of services through such date. Further, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change of control of the Company.
Effective as of October 1, 2023, Ms. Golden was appointed to the position of President and Chief Executive Officer of the Company.
Employment Agreement to be effective as of January 1, 2025
On April 15, 2024, the Company and Ms. Golden entered into a third amended and restated employment agreement (the “Third Amended Golden Employment Agreement”). The Third Amended Golden Employment Agreement was effective as of January 1, 2025 and extends the expiration date of the Second Amended Golden Employment Agreement currently in effect for Ms. Golden from December 31, 2024 to December 31, 2026. Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (increased from $500,000 previously in effect) and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as previously in effect). Pursuant to the Third Amended Golden Employment Agreement (and as provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by the Company without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued 3% bonus in the event of the termination of her employment following a change of control of the Company (also as is provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden received during January 2025, and will be entitled to receive during January 2026, under certain circumstances, a grant of 40,000 shares of restricted stock. The 2025 grant will become vested with respect to one-half of the award on the first anniversary of the grant date and one-half on December 31, 2026. The 2026 grant will become vested on the first anniversary of the grant date. In the event that the Company is precluded from making a grant to Ms. Golden in 2026, she would instead be entitled to a cash bonus of $136,500 for such year.
Barry Goldstein, formerly Executive Chairman of the Board, President and Chief Executive Officer (retired effective September 10, 2024)
Upon Mr. Goldstein's retirement on September 10, 2024, the balance of his previously unvested shares became fully vested.
Note 18 - Earnings (Loss) Per Common Share
Basic net earnings (loss) per common share is computed by dividing net income (loss) by the weighted-average number of shares of Common Stock outstanding. Diluted earnings (loss) per common share reflects, in periods in which it has a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings (loss) per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the year ended December 31, 2024, there were 2,828 options with an exercise price in excess of the average market price of the Company’s Common Stock during the period. For the year ended December 31, 2024, there were no warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the period.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
The computation of diluted earnings (loss) per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the year ended December 31, 2023, no options, warrants or restricted stock awards were included in the computation of diluted loss per common share as they would have been anti-dilutive for the relevant period and, as a result, the weighted average number of shares of Common Stock used in the calculation of diluted loss per common share has not been adjusted for the effect of such options, warrants and non-vested restricted stock awards.
The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings (loss) per common share follows:

	Years ended December 31,
	2024	2023

Weighted average number of shares outstanding	11,478,899	10,756,487

Effect of dilutive securities, common share equivalents:
Stock options	205,961	-
Warrants	554,516	-
Restricted stock awards	184,393	-

Weighted average number of shares outstanding,
used for computing diluted earnings (loss) per share	12,423,769	10,756,487
Note 19 - Segment Information

The Company reports results of operations for its reportable segments consistent with the manner in which its chief operating decision maker ("CODM") reviews the business to assess performance and allocate resources. The Company identifies its CODM to be its President and Chief Executive Officer.

The Company evaluates the results of its single reportable segment as follows:

Insurance operations are evaluated on (i) underwriting results (net premiums earned, ceding commission earned, other income, loss and loss adjustment expenses, commission expense, and other underwriting expenses), equating to the components of the net combined ratio.

Investments from the insurance operation are primarily evaluated on net investment income and its return on equity contribution.

Net gains (losses) on investments, other operating expenses are corporate expenses, depreciation and amortization, interest expense, and income tax (benefit), which are broken out below the insurance operations components of the net combined ratio to return to the consolidated net income (loss).

The Company's CODM uses these measures of profit or loss predominantly in the annual budget and forecasting process, considering budget-to-actual variances throughout the year. The CODM also uses these profit measures for evaluating (i) financial performance, (ii) pricing in the Company's insurance operations, and (iii) employee compensation.

The Company does not allocate items not included in the net combined ratio. Such items include net gains on investments, depreciation and amortization, interest expense, corporate expenses included in other operating expenses, and assets to these segments. The Company does not allocate income taxes to its segments. The Company does not manage those segments on after-tax results.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
The following tables reconciles the revenue and expense components of the net combined ratio to consolidated net (income) loss for the periods presented.

Other Cost and Expense, Operating, Excluded from Net Combined Ratio	Years ended December 31,
	2024	2023
Revenue components of net combined ratio
Net premiums earned	$128,497,920	$114,384,263
Ceding commission revenue	18,837,946	21,053,494
Other income	549,967	600,993
Total revenue components of net combined ratio	147,885,833	136,038,750

Expense components of net combined ratio
Loss and loss adjustment expenses	62,634,716	82,849,210
Commission expense	33,929,333	33,364,629
Other underwriting expenses	25,692,727	25,909,962
Total expense components of net combined ratio	122,256,776	142,123,801

Operating segment net income (loss)	25,629,057	(6,085,051)

Reconciliation of net income (loss) components
excluded from net combined ratio:

Revenue components excluded from net combined ratio
Net investment income	6,823,590	6,008,682
Net gains on investments	414,551	2,134,554
Other income	18,129	8,728
Total revenue components excluded
from net combined ratio	7,256,270	8,151,964

Expense components excluded from net combined ratio
Other operating expenses	3,634,583	2,456,473
Depreciation and amortization	2,448,932	2,973,440
Interest expense	3,513,655	4,002,531
Income tax (benefit)	4,929,721	(1,197,185)
Total expense components excluded
from net combined ratio	14,526,891	8,235,259

Total net loss components
excluded from net combined ratio:	(7,270,621)	(83,295)

Consolidated net income (loss)	$18,358,436	$(6,168,346)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023

The following table shows the calculation of the net combined ratio and return on equity from net investment income for the periods presented.

	Years ended December 31,
	2024	2023
Net combined ratio
Net loss ratio	48.7%	72.4%
Net underwriting expense ratio	31.3%	32.9%
Net combined ratio	80.0%	105.3%

Reconciliation of net underwriting expense ratio:
Commission expense and other
underwriting expenses	59,622,060	59,274,591
Less: Ceding commission revenue	(18,837,946)	(21,053,494)
Less: Other income	(549,967)	(600,993)
Total commission expense and other
underwriting expenses	$40,234,147	$37,620,104

Net earned premium	$128,497,920	$114,384,263

Net Underwriting Expense Ratio	31.3%	32.9%

Return on equity on net investment income
Stockholders' equity beginning of period	$34,504,139	$36,169,432
Stockholders' equity end of period	$66,708,451	$34,504,139
Average stockholders' equity	$50,606,295	$35,336,786
Net investment income	$6,823,590	$6,008,682
Return on equity on net investment income	13.5%	17.0%
Return on equity on net investment income - annualized	13.5%	17.0%
Total assets	$372,661,348	$317,633,210

Note 20 - Subsequent Events
The Company has evaluated events that occurred subsequent to December 31, 2024 through March 18, 2025, the date these consolidated financial statements were issued, for matters that required disclosure or adjustment in these consolidated financial statements.
Reinsurance
Effective January 1, 2024, the Company entered into a new quota share reinsurance treaty for its personal lines business and a new underlying excess of loss treaty (see Note 7 – Reinsurance).

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Equity
Employee Stock Purchase Plan
Effective January 1, 2025, the Company initiated an offering period of January 1, 2025 through December 31, 2025 under the ESPP. See Note 12 - Stockholders' Equity.
At-the-Market Offering
On January 7, 2025, the Company filed a prospectus supplement increasing the aggregate offering price for the ATM program to $25,000,000 from approximately $16,400,000. See Note 12 - Stockholders' Equity.
Sale of Real Estate
On February 5, 2025, a subsidiary of the Company entered into a contract of sale with Ulster County, New York (the “County”) for the sale to the County of the Company’s headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property is $3,600,000. The closing of the sale is anticipated to take place in March 2025, subject to the satisfaction of the conditions to the closing. See Note 10 - Fixed Assets.
Debt
2024 Notes
On January 28, 2025, the Company made an optional prepayment of $3,500,000 and on February 24, 2025 paid the final principal balance of $2,450,000, and, accordingly, has fully satisfied all of its obligations under the 2024 Notes. Each prepayment of principal also included accrued and unpaid interest thereon. See Note 9 - Debt, 2024 Notes.
Commitments
Office Lease
On February 10, 2025, KICO entered into a lease agreement for an office facility located in Kingston, New York under an operating lease. The lease shall commence on March 1, 2025 (the "Commencement Date") and will expire on March 31, 2030. KICO has the option to renew the lease for an additional term of five years. KICO may terminate the lease anytime following the third anniversary of the Commencement Date if its insurance business is sold or substantially all of the Company's assets are sold. Base rent over the term of the lease is $269,777 plus proportionate share of taxes, common area maintenance costs and insurance.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2024 AND 2023
Note 21 – Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2024 and 2023:

	2024
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$28,819,902	$30,303,612	$33,407,194	$35,967,212	$128,497,920
Ceding commission revenue	4,567,111	4,561,961	4,741,676	4,967,198	18,837,946
Net investment income	1,502,860	1,764,596	1,649,673	1,906,461	6,823,590
Net gains (losses) on investments	726,391	(233,606)	826,522	(904,756)	414,551
Total revenues	35,765,177	36,502,115	40,771,728	42,103,083	155,142,103
Loss and loss adjustment expenses	17,859,587	14,238,308	13,027,597	17,509,224	62,634,716
Commission expense and
other underwriting expenses	13,732,417	14,133,005	15,898,844	15,857,794	59,622,060
Net income	1,426,679	4,514,937	6,978,145	5,438,675	18,358,436
Basic earnings per share	$0.13	$0.41	$0.61	$0.44	$1.60
Diluted earnings per share	$0.12	$0.37	$0.55	$0.40	$1.48

	2023
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$28,254,953	$29,508,196	$27,938,318	$28,682,796	$114,384,263
Ceding commission revenue	5,445,407	5,412,210	5,536,327	4,659,550	21,053,494
Net investment income	1,541,492	1,451,356	1,444,360	1,571,474	6,008,682
Net gains (losses) on investments	1,224,871	197,142	(824,370)	1,536,911	2,134,554
Total revenues	36,627,763	36,719,988	34,236,671	36,606,292	144,190,714
Loss and loss adjustment expenses	25,039,410	19,580,702	21,932,453	16,296,645	82,849,210
Commission expense and
other underwriting expenses	15,411,381	15,154,820	14,529,055	14,179,335	59,274,591
Net (loss) income	(5,054,710)	(522,017)	(3,537,571)	2,945,952	(6,168,346)
Basic (loss) earnings per share	$(0.47)	$(0.05)	$(0.33)	$0.27	$(0.57)
Diluted (loss) earnings per share	$(0.47)	$(0.05)	$(0.33)	$0.26	$(0.57)
Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the total earnings per share for the year.