Form 10-Q
period 2025-03-31
KINGSTONE COMPANIES, INC.
filed 2025-05-15
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to _________
Commission File Number 0-1665

KINGSTONE COMPANIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2476480
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
120 Wood Road
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 13, 2025, there were 14,005,797 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

Forward-Looking Statements
This Quarterly Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward‑looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to the risks and uncertainties discussed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 2 of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,976,487 at March 31, 2025 and $5,959,265 at December 31, 2024)	$7,046,023	$7,047,342
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $216,882,931 at March 31, 2025 and $202,308,158 at December 31, 2024)	204,282,369	186,893,438
Equity securities, at fair value (cost of $13,527,554 at March 31, 2025 and $13,527,554 at December 31, 2024)	10,103,175	10,296,505
Other investments	4,437,733	4,380,656
Total investments	225,869,300	208,617,941
Cash and cash equivalents	37,490,182	28,669,441
Premiums receivable, net of allowance for credit losses of $439,928 at March 31, 2025 and $402,290 at December 31, 2024	17,012,840	21,766,988
Reinsurance receivables, net	60,818,148	69,322,436
Deferred policy acquisition costs	24,400,992	24,732,371
Intangible assets	500,000	500,000
Property and equipment, net	7,889,564	9,283,970
Deferred income taxes, net	5,132,770	5,597,920
Other assets	6,325,444	6,424,776
Total assets	$385,439,240	$374,915,843

Liabilities
Loss and loss adjustment expense reserves	$135,334,723	$126,210,428
Unearned premiums	132,231,352	134,701,733
Advance premiums	4,079,775	3,503,063
Reinsurance balances payable	5,815,948	10,509,121
Deferred ceding commission revenue	7,085,047	11,541,239
Accounts payable, accrued expenses and other liabilities	11,967,825	10,570,388
Income taxes payable	1,350,342	—
Debt, net (current $1,241,294 and long-term $4,122,971 at March 31, 2025, current $6,849,257 and long-term $4,322,163 at December 31, 2024)	5,364,265	11,171,420
Total liabilities	303,229,277	308,207,392

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 15,283,417 shares at March 31, 2025 and 14,448,205 shares at December 31, 2024 ; outstanding 13,759,292 shares at March 31, 2025 and 12,924,080 shares at December 31, 2024	152,834	144,482
Capital in excess of par	98,450,640	89,063,326
Accumulated other comprehensive loss	(9,952,290)	(12,175,476)
Accumulated deficit	(873,214)	(4,755,874)
Stockholders' Equity before treasury stock	87,777,970	72,276,458
Treasury stock, at cost, 1,524,125 shares at March 31, 2025 and 1,524,125 at December 31, 2024	(5,568,007)	(5,568,007)
Total stockholders' equity	82,209,963	66,708,451

Total liabilities and stockholders' equity	$385,439,240	$374,915,843
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenues
Net premiums earned	$43,523,063	$28,819,902
Ceding commission revenue	2,958,691	4,567,111
Net investment income	2,048,596	1,502,860
Net (losses) gains on investments	(137,979)	726,391
Realized gain on sale of real estate	1,965,989	—
Other income	140,415	148,913
Total revenues	50,498,775	35,765,177

Expenses
Loss and loss adjustment expenses	27,175,078	17,859,587
Commission expense	9,312,880	7,851,812
Other underwriting expenses	7,405,422	5,880,605
Other operating expenses	1,035,737	778,082
Depreciation and amortization	623,863	596,513
Interest expense	227,454	993,875
Total expenses	45,780,434	33,960,474

Income from operations before taxes	4,718,341	1,804,703
Income tax expense	835,681	378,024
Net income	3,882,660	1,426,679

Other comprehensive income (loss), net of tax
Gross decrease (increase) in unrealized losses on available-for-sale-securities	2,812,432	(560,347)

Reclassification adjustment for realized losses included in net income	1,726	2,867
Net decrease (increase) in unrealized losses	2,814,158	(557,480)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(590,972)	117,072
Other comprehensive income (loss), net of tax	2,223,186	(440,408)

Comprehensive income	$6,105,846	$986,271

Earnings per common share:
Basic	$0.29	$0.13
Diluted	$0.27	$0.12

Weighted average common shares outstanding
Basic	13,472,404	10,999,662
Diluted	14,272,502	11,791,520

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2025 and 2024

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2024	-	$-	12,248,313	$122,483	$75,338,010	$(12,274,563)	$(23,114,310)	1,471,406	$(5,567,481)	$34,504,139
Stock-based compensation	-	-	-	-	265,789	-	-	-	-	265,789
Vesting of restricted stock awards	-	-	233,627	2,336	(2,336)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(2,518)	(25)	(6,367)	-	-	-	-	(6,392)
Net income	-	-	-	-	-	-	1,426,679	-	-	1,426,679
Increase in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(440,408)	-	-	-	(440,408)
Balance, March 31, 2024	-	$-	12,479,422	$124,794	$75,595,096	$(12,714,971)	$(21,687,631)	1,471,406	$(5,567,481)	$35,749,807

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2025	-	$-	14,448,205	$144,482	$89,063,326	$(12,175,476)	$(4,755,874)	1,524,125	$(5,568,007)	$66,708,451
Stock-based compensation	-	-	-	-	339,010	-	-	-	-	339,010
Vesting of restricted stock awards	-	-	212,892	2,129	(2,129)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(34,740)	(347)	(530,533)	-	-	-	-	(530,880)
Exercise of stock options	-	-	44,929	449	55,700	-	-	-	-	56,149
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(868)	(9)	(14,296)					(14,305)
Issuance of common stock, net of offering costs of $221,792	-	-	612,999	6,130	9,539,562	-	-	-	-	9,545,692
Net income	-	-	-	-	-	-	3,882,660	-	-	3,882,660
Decrease in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	2,223,186	-	-	-	2,223,186
Balance, March 31, 2025	-	$-	15,283,417	$152,834	$98,450,640	$(9,952,290)	$(873,214)	1,524,125	$(5,568,007)	$82,209,963

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Three Months ended March 31,	2025	2024

Cash flows from operating activities:
Net income	$3,882,660	$1,426,679
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses on investments	1,726	92,357
Net unrealized losses (gains) on equity investments	193,330	(641,722)
Net unrealized gains on other investments	(57,077)	(177,026)
Gain on sale of real estate	(1,965,989)	—
Depreciation and amortization	623,863	596,513
Credit losses	42,617	8,905
Accretion of bond discount, net	5,419	(61,218)
Amortization of discount and issuance costs on debt	62,757	296,919
Loss on extinguishment of debt	174,962	—
Stock-based compensation	339,010	265,789
Deferred income tax (benefit) expense	(125,822)	378,024
Decrease (increase) in operating assets:
Premiums receivable, net	4,711,531	(306,894)
Reinsurance receivables, net	8,504,288	4,869,975
Deferred policy acquisition costs	331,379	375,413
Other assets	303,613	(424,596)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	9,124,295	680,577
Unearned premiums	(2,470,381)	(671,761)
Advance premiums	576,712	783,344
Reinsurance balances payable	(4,693,173)	(2,039,754)
Deferred ceding commission revenue	(4,456,192)	(170,765)
Accounts payable, accrued expenses and other liabilities	2,747,779	817,461
Net cash flows provided by operating activities	17,857,307	6,098,220

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(21,250,155)	(45,625,725)
Sale and maturity - fixed-maturity securities available-for-sale	6,669,556	32,801,612
Sale - equity securities	—	1,777,738
Proceeds from sale of real estate	3,600,000	—
Acquisition of property and equipment	(863,468)	(540,975)
Net cash flows used in investing activities	(11,844,067)	(11,587,350)

Cash flows from financing activities:
Principal payments on equipment financing	(299,155)	(282,176)
Principal payment on 2024 Notes	(5,950,000)	-
Proceeds from exercise of stock options	56,149	-
Withholding taxes paid on net exercise of stock options	(14,305)	-
Withholding taxes paid on vested restricted stock awards	(530,880)	(6,392)
Net proceeds from issuance of common stock	9,545,692	-
Net cash flows provided by (used in) financing activities	2,807,501	(288,568)

Increase (decrease) in cash and cash equivalents	$8,820,741	$(5,777,698)
Cash and cash equivalents, beginning of period	28,669,441	8,976,998
Cash and cash equivalents, end of period	$37,490,182	$3,199,300

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$1,370,448	$98,456

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss), net of tax	$2,223,186	$(440,408)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Business and Basis of Presentation
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), operates through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended March 31, 2025 and 2024, 98.3% and 94.4%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025.

Note 2 – Accounting Policies
Basis of Presentation
See Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further information.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Kingstone and its wholly-owned subsidiaries: (1) KICO and its wholly-owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together, until March 2025, owned the land and building from which KICO operated (see Note 14 - Sale of Real Estate), and (2) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.
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

Accounting Changes
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The guidance is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions currently presented on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods as amended by ASU 2025-01, beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit losses has not been recorded, as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,991,733	$17	$-	$-	$4,991,750	$17

Political subdivisions of States, Territories and Possessions (1)	24,267,119	62,010	-	(2,945,087)	21,384,042	(2,883,077)

Corporate and other bonds industrial and miscellaneous (1)	109,603,106	22,136	(495,587)	(3,992,684)	105,136,971	(4,466,135)

Residential mortgage and other asset backed securities (1) (2)	78,020,973	300,333	(17,773)	(5,533,927)	72,769,606	(5,251,367)
Total fixed-maturity securities	$216,882,931	$384,496	$(513,360)	$(12,471,698)	$204,282,369	$(12,600,562)

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$-	$-	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions (1)	24,271,177	-	(73,589)	(3,324,491)	20,873,097	(3,398,080)

Corporate and other bonds industrial and miscellaneous (1)	112,507,436	-	(1,024,461)	(4,690,597)	106,792,378	(5,715,058)

Residential mortgage and other asset backed securities (1) (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	(6,301,582)
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	$(15,414,720)
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale-leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024 KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of March 31, 2025 and December 31, 2024, the amount of required collateral was approximately $4,885,000 and $5,308,000, respectively. As of March 31, 2025 and December 31, 2024, the estimated fair value of the eligible collateral was approximately $4,885,000 and $5,308,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2025 and December 31, 2024, the estimated fair value of the eligible investments was approximately $10,102,000 and $10,130,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2025 and December 31, 2024, there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2025 and December 31, 2024 is shown below:

	March 31, 2025		December 31, 2024
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$14,233,483	$14,152,704	$9,522,262	$9,484,834
One to five years	71,166,281	69,636,281	68,052,387	66,141,372
Five to ten years	34,473,244	31,412,159	38,159,446	34,068,922
More than 10 years	18,988,950	16,311,619	21,044,518	17,970,347
Residential mortgage and other asset backed securities	78,020,973	72,769,606	65,529,545	59,227,963
Total	$216,882,931	$204,282,369	$202,308,158	$186,893,438
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on fixed-maturity securities as of March 31, 2025 and December 31, 2024, respectively.
Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,668,147)	$7,082,175
Fixed income exchange traded funds	3,711,232	-	(756,232)	2,955,000
FHLBNY common stock	66,000	-	-	66,000
Total	$13,527,554	$-	$(3,424,379)	$10,103,175

	December 31, 2024
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705
Fixed income exchange traded funds	3,711,232	-	(808,432)	2,902,800
FHLBNY common stock	66,000	-	-	66,000
Total	$13,527,554	$-	$(3,231,049)	$10,296,505

Other Investments
The cost and estimated fair value of, and gross gains on, the Company’s other investments as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025			December 31, 2024
Category	Cost	Gross Unrealized Gains	Estimated Fair Value	Cost	Gross Unrealized Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,450,693	$4,437,733	$1,987,040	$2,393,616	$4,380,656
Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Gains/ (Losses)
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,249	$381	$(17,103)	$(10,865)	$1,201,662	$(27,587)

Political subdivisions of States, Territories and Possessions	499,859	-	(39)	-	499,820	(39)

Exchange traded debt	304,111	-	-	(60,111)	244,000	(60,111)

Corporate and other bonds industrial and miscellaneous	5,012,804	-	-	(981,799)	4,031,005	(981,799)
Total	$7,046,023	$381	$(17,142)	$(1,052,775)	$5,976,487	$(1,069,536)

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains			Estimated Fair Value	Net Unrealized Gains/ (Losses)
			Gross Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$—	$(39,630)	$(15,990)	$1,173,550	$(55,620)

Political subdivisions of States, Territories and Possessions	499,719	—	(654)	-	499,065	(654)

Exchange traded debt	304,111	-	-	(55,611)	248,500	(55,611)

Corporate and other bonds industrial and miscellaneous	5,014,342	-	-	(976,192)	4,038,150	(976,192)
Total	$7,047,342	$—	$(40,284)	$(1,047,793)	$5,959,265	$(1,088,077)
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.
A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2025 and December 31, 2024 is shown below:

	March 31, 2025		December 31, 2024
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$499,859	$499,820	$499,719	$499,065
One to five years	2,053,225	1,949,757	622,375	600,288
Five to ten years	—	—	1,427,579	1,323,600
More than 10 years	4,492,939	3,526,910	4,497,669	3,536,312
Total	$7,046,023	$5,976,487	$7,047,342	$5,959,265
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of March 31, 2025 and December 31, 2024, respectively.

Investment Income
Major categories of the Company’s net investment income are summarized as follows:

	Three months ended March 31,
	2025	2024
Income:
Fixed-maturity securities	$1,931,298	$1,182,629
Equity securities	123,435	177,169
Cash and cash equivalents	40,661	196,137
Total	2,095,394	1,555,935
Expenses:
Investment expenses	46,798	53,075
Net investment income	$2,048,596	$1,502,860
There were no redemptions of fixed-maturity securities held-to-maturity the three months ended March 31, 2025 and 2024.
Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $6,669,556 and $32,801,612 for the three months ended March 31, 2025 and 2024, respectively.
Proceeds from the sale of equity securities were $0 and $1,777,738 for the three months ended March 31, 2025 and 2024, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended March 31,
	2025	2024
Realized (Losses) Gains

Fixed-maturity securities:
Gross realized gains	$788	$84
Gross realized losses	(2,514)	(2,951)
	(1,726)	(2,867)

Equity securities:
Gross realized gains	-	5,120
Gross realized losses	-	(94,610)
	-	(89,490)

Net realized losses	(1,726)	(92,357)

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	641,722
Gross losses	(193,330)	-
	(193,330)	641,722

Other Investments:
Gross gains	57,077	177,026
Gross losses	-	-
	57,077	177,026

Net unrealized (losses) gains	(136,253)	818,748

Net (losses) gains on investments	$(137,979)	$726,391
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
The Company did not identify any available-for-sale securities as of March 31, 2025 and December 31, 2024 which presented a risk of loss due to credit deterioration of the security.
At March 31, 2025 and December 31, 2024, there were 179 and 204 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the three months ended March 31, 2025 and 2024. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.
The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2025 as follows:

	March 31, 2025
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	-	-	$-	$-

Political subdivisions of States, Territories and Possessions	-	-	-	13,539,593	(2,945,087)	12	13,539,593	(2,945,087)

Corporate and other bonds industrial and miscellaneous	51,949,158	(495,587)	60	51,520,947	(3,992,684)	63	103,470,105	(4,488,271)

Residential mortgage and other asset backed securities	5,884,488	(17,773)	8	35,096,038	(5,533,927)	36	40,980,526	(5,551,700)

Total fixed-maturity securities	$57,833,646	$(513,360)	68	$100,156,578	$(12,471,698)	111	$157,990,224	$(12,985,058)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2024 as follows:

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

Note 4 - Fair Value Measurements
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 indicating the level of the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2025
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$4,991,750	$-	$-	$4,991,750

Political subdivisions of States, Territories and Possessions	-	21,384,042	-	21,384,042

Corporate and other bonds industrial and miscellaneous	105,136,971	-	-	105,136,971

Residential mortgage and other asset backed securities	-	72,769,606	-	72,769,606
Total fixed maturities	110,128,721	94,153,648	-	204,282,369
Equity securities	10,103,175	-	-	10,103,175
Total investments, at fair value	$120,231,896	$94,153,648	$-	$214,385,544

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$—

Political subdivisions of States, Territories and Possessions	-	20,873,097	-	20,873,097

Corporate and other bonds industrial and miscellaneous	106,792,378	-	-	106,792,378

Residential mortgage and other asset backed securities	-	59,227,963	-	59,227,963
Total fixed maturities	106,792,378	80,101,060	-	186,893,438
Equity securities	10,296,505	-	-	10,296,505
Total investments, at fair value	$117,088,883	$80,101,060	$-	$197,189,943

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of March 31, 2025 and December 31, 2024. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2025	December 31, 2024

Other Investments
Hedge fund	$4,437,733	$4,380,656
The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the condensed consolidated statements of income and comprehensive income within net (losses) gains on investments.

Note 5 - Fair Value of Financial Instruments and Real Estate
The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities, held-to maturity, Level 1	$7,046,023	$5,976,487	$7,047,342	$5,959,265
Fixed-maturity securities, available-for-sale, Level 1	$110,128,721	$110,128,721	$106,792,378	$106,792,378
Fixed-maturity securities, available-for-sale, Level 2	$94,153,648	$94,153,648	$80,101,060	$80,101,060
Cash and cash equivalents, Level 1	$37,490,182	$37,490,182	$28,669,441	$28,669,441
Premiums receivable, net, Level 1	$17,012,840	$17,012,840	$21,766,988	$21,766,988
Reinsurance receivables, net, Level 3	$60,818,148	$60,818,148	$69,322,436	$69,322,436
Real estate, net of accumulated depreciation, Level 3 (1)	$460,031	$940,000	$1,913,390	$3,540,000
Reinsurance balances payable, Level 3	$5,815,948	$5,815,948	$10,509,121	$10,509,121
Debt - 13.75 Senior Notes due 2026, Level 2	$-	$-	$5,508,000	$5,553,785
(1) As of December 31, 2024, real estate consisted of a complex which included an office building, a house and vacant land located in Kingston, New York. In March 2025, the office building and house were sold, leaving the vacant land as the only remaining real estate as of March 31, 2025. See Note 14 - Sale of Real Estate.

Note 6 – Property and Casualty Insurance Activity
Premiums Earned
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2025
Premiums written	$58,174,996	$-	$2,834,411	$61,009,407
Change in unearned premiums	2,470,381	-	(19,956,725)	(17,486,344)
Premiums earned	$60,645,377	$-	$(17,122,314)	$43,523,063

Three months ended March 31, 2024
Premiums written	$49,324,616	$-	$(11,229,217)	$38,095,399
Change in unearned premiums	671,762	-	(9,947,259)	(9,275,497)
Premiums earned	$49,996,378	$-	$(21,176,476)	$28,819,902
Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2025 and December 31, 2024 was $4,079,775 and $3,503,063, respectively.
Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Three months ended March 31,
	2025	2024

Balance at beginning of period	$126,210,428	$121,817,862
Less reinsurance recoverables	(32,322,637)	(33,288,650)
Net balance, beginning of period	93,887,791	88,529,212

Incurred related to:
Current year	27,774,353	18,425,855
Prior years	(599,275)	(566,268)
Total incurred	27,175,078	17,859,587

Paid related to:
Current year	5,217,256	4,671,653
Prior years	13,752,485	11,942,843
Total paid	18,969,741	16,614,496

Net balance at end of period	102,093,128	89,774,303
Add reinsurance recoverables	33,241,595	32,724,136
Balance at end of period	$135,334,723	$122,498,439
Incurred losses and LAE are presented net of reinsurance recoveries under reinsurance contracts of $7,059,344 and $4,861,500 for the three months ended March 31, 2025 and 2024, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2025 and 2024 was $(599,275) favorable and $(566,268) favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.
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
In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of March 31, 2022 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of March 31, 2025, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2025 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2016 to December 31, 2024 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of March 31, 2025
Accident Year	For the Years Ended December 31,									Three Months Ended March 31, 2025	IBNR	Cumulative Number of Reported Claims by Accident Year
	2016	2017	2018	2019	2020	2021	2022	2023	2024

	(Unaudited 2015 - 2024)									(Unaudited)

2016	$26,062	$24,941	$24,789	$27,887	$27,966	$27,417	$27,352	$27,271	$27,247	$27,244	$63	2,884
2017		31,605	32,169	35,304	36,160	36,532	36,502	36,819	37,268	37,228	123	3,401
2018			54,455	56,351	58,441	59,404	61,237	61,145	61,686	61,601	1,497	4,238
2019				75,092	72,368	71,544	71,964	73,310	74,363	74,220	1,698	4,508
2020					63,083	62,833	63,217	63,562	64,400	64,417	1,180	5,895
2021						96,425	96,673	96,134	96,771	97,088	1,942	5,834
2022							79,835	78,759	78,078	77,894	4,400	4,713
2023								78,978	72,025	72,019	9,191	4,090
2024									57,860	57,491	11,660	3,096
2025										25,308	10,702	538
									Total	$594,509
All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,									Three Months Ended March 31, 2025
	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited 2015 - 2024)									(Unaudited)

2016	$15,364	$19,001	$21,106	$23,974	$25,234	$25,750	$26,382	$26,854	$26,808	$26,816
2017		16,704	24,820	28,693	31,393	32,529	33,522	34,683	35,046	35,229
2018			32,383	44,516	50,553	52,025	54,424	56,199	57,185	57,492
2019				40,933	54,897	58,055	60,374	63,932	66,109	67,507
2020					39,045	50,719	53,432	56,523	59,220	59,544
2021						56,282	77,756	82,317	85,314	86,548
2022							45,856	65,732	68,170	69,119
2023								46,280	56,952	57,894
2024									29,013	36,168
2025										4,466
									Total	$500,783

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$93,725
All outstanding liabilities before 2016, net of reinsurance										1,683
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$95,408
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

(in thousands)	As of March 31, 2025
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$95,408
Total reinsurance recoverable on unpaid losses	33,242
Unallocated loss adjustment expenses	6,685
Total gross liability for loss and LAE reserves	$135,335
Reinsurance
On January 1, 2024, the Company entered into a 27% quota share reinsurance treaty for its personal lines business, which primarily consists of homeowners’ and dwelling fire policies covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, the Company entered into a new 16% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”).
The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2024 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2024. Effective January 1, 2024, the Company renewed an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. For the period October 1, 2024 through April 30, 2025, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2025/2026 Treaty		2024/2025 Treaty
Line of Business	July 1, 2025 to January 1, 2026	January 1, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	16%	16%	27%	27%
Risk retained on initial
$1,000,000 of losses (5) (6) (7)	$840,000	$840,000	$730,000	$730,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2026	January 1, 2026	January 1, 2025	January 1, 2025
Excess of loss coverage and
facultative facility
coverage (1) (5) (6)	(6)	$8,400,000	$8,400,000	$8,400,000
		in excess of	in excess of	in excess of
		$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (5) (6)	$160,000	$8,360,000	$8,470,000	$8,470,000
Losses per occurrence
subject to reinsurance
coverage (6)	$1,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(6)	June 30, 2025	June 30, 2025	June 30, 2024

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (6) (7) (8) (9)	(6)	$4,250,000	$4,750,000	$9,500,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (6)	(6)	$275,000,000	$275,000,000	$315,000,000

Reinstatement premium
protection (3) (4)	(6)	Yes	Yes	Yes

(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2025.
(2)Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on the first layer of $5,000,000 in excess of $5,000,000. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(3)For the period January 1, 2023 through June 30, 2024, reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(4)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(5)For the period January 1, 2024 through June 30, 2025, the Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty.
(6)Excess of loss coverage and facultative facility, Underlying XOL Treaty, and catastrophe reinsurance treaties will expire on June 30, 2025, with none of these coverages to be in effect during the period from July 1 2025 through January 1, 2026. If and when these treaties are renewed on July 1, 2025, the excess of loss and facultative facility, Underlying XOL Treaty, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2025 through January 1, 2026 is currently only covered under the 2025/2026 Treaty. The 2025/2026 Treaty will expire on January 1, 2026.
(7)For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a named catastrophe event.
(8)Plus losses in excess of catastrophe coverage.
(9)For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Retention for winter storms under this treaty is $4,800,000 under the 2024/2025 Treaty and $5,200,000 under the 2025/2026 Treaty.

	Treaty Year
Line of Business	July 1, 2024 to June 30, 2025	July 1, 2023 to June 30, 2024

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2025	June 30, 2024

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
Ceding Commission Revenue
The Company earned ceding commission revenue under the 2025/2026 Treaty for the three months ended March 31, 2025 based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a sliding scale ("Sliding Scale") of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The Sliding Scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.
The Company earned ceding commission revenue under the 2024/2025 Treaty for the three months ended March 31, 2024, based on a fixed provisional commission rate at which provisional ceding commissions were earned.
Ceding commission revenue consists of the following:

	Three months ended March 31,
	2025	2024

Provisional ceding commissions earned	$3,252,404	$4,555,240
Contingent ceding commissions earned	(293,713)	11,871
	$2,958,691	$4,567,111
Provisional ceding commissions are settled monthly. Balances due to, or from reinsurers for contingent ceding commissions on the 2025/2026 Treaty will be settled annually based on the Loss Ratio of the treaty year that ends on January 1. Balances due to or from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of March 31, 2025 and December 31, 2024, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,020,000 and $727,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.
Expected Credit Losses – Uncollectible Reinsurance
The Company reviews reinsurance receivables which relate to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The Company has not recorded an allowance for uncollectible reinsurance as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance for reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. Changes in the allowance for credit losses are presented as a component of other underwriting expenses on the condensed consolidated statements of income and comprehensive income.
Note 7 – Debt
Federal Home Loan Bank
In July 2017, KICO became a member of, and invested in, the FHLBNY. KICO is required to maintain an investment in the capital stock of FHLBNY. Based on the redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At March 31, 2025 and December 31, 2024, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of March 31, 2025 and December 31, 2024 was approximately $14,861,000 and $13,637,000, respectively. The estimated fair value of available collateral as of March 31, 2025 and December 31, 2024 was approximately $10,102,000 and $10,130,000, respectively. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during the three months ended March 31, 2025 and 2024.
Debt
Debt as of March 31, 2025 and December 31, 2024 consists of the following:

	March 31, 2025	December 31, 2024

13.75% Senior Notes due 2026, net	$-	$5,508,000
Equipment financing	5,364,265	5,663,420
Balance at end of period	$5,364,265	$11,171,420
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

The Company analyzed the 2024 Exchange Agreement under ASC 470–50 Debt—Modifications and Extinguishments. The Company determined that extinguishment accounting was applicable, as the present value of the cash flows of the 2024 Notes differed by more than 10% from the 2022 Notes, making it a substantial change in terms. As a result, the 2022 Notes were derecognized and the 2024 Notes recorded at fair value. No gain or loss was recognized on the 2024 Exchange. Unamortized debt issue costs of $296,533 related to extinguished debt were expensed at the time the 2022 Notes were extinguished and recorded as loss on extinguishment of debt. Fees paid to third parties of $203,381 have been capitalized and are being amortized as debt issuance costs associated with the 2024 Notes.
2024 Notes
As discussed above, on September 12, 2024, the Company issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Interest was payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants to purchase 969,525 shares of Common Stock of the Company was extended to June 30, 2026 from December 30, 2025 (see Note 8 – Stockholders’ Equity) and transaction costs were $203,381, for an effective yield of 14.35% per annum. The balance of the 2024 Notes as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024

13.75% Senior Notes due 2026	$-	$5,950,000
Warrants	-	(256,909)
Issuance costs	-	(185,091)
2024 Notes, net	$-	$5,508,000

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
The 2024 Exchange Agreement provided for mandatory prepayments of principal. The 2024 Exchange Agreement provided for a first mandatory pro rata partial prepayment of principal on the 2024 Notes in the aggregate amount of $3,000,000 on June 30, 2025, less the principal amount of any optional prepayments of the 2024 Note made prior to June 30, 2025, pursuant to the 2024 Exchange Agreement. The 2024 Exchange Agreement provided for a second mandatory pro rata partial prepayment of principal on the 2024 Notes in the aggregate amount of $3,000,000 on December 30, 2025, less the principal amount of (i) any optional prepayments of the 2024 Notes made from June 30, 2025 to December 29, 2025 pursuant to the 2024 Note Exchange Agreement and (ii) any optional The Company made optional prepayments of $3,000,000 on September 30, 2024, $2,000,000 on November 13, 2024, $4,000,000 on December 30, 2024, $3,500,000 on

January 28, 2025, and $2,450,000 on February 24, 2025, and accordingly, has satisfied the entire principal balance of the 2024 Notes. Each prepayment of principal also included accrued and unpaid interest thereon. Unamortized debt issue costs of $174,962 related to extinguished debt were expensed at the time the 2024 Notes were extinguished and recorded as loss on extinguishment of debt in the condensed consolidated statements of income and comprehensive income within other operating expenses.

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

As of the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2024, the Company was subject to a leverage maintenance test (“Leverage Maintenance Test”), which required that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of December 31, 2024, the ratio as defined under the Leverage Maintenance Test was 7.0%. “Total Consolidated Indebtedness” was the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term debt of the Company except for the sale-leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale-leaseback transaction. “Total Consolidated Capitalization” was the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive (loss) income, as recorded on the Company’s consolidated balance sheet.
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
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of March 31, 2025 and December 31, 2024, the amount of required collateral was approximately $4,885,000 and $5,308,000, respectively. As of March 31, 2025 and December 31, 2024, the fair value of KICO’s pledged collateral was approximately $4,885,000 and $5,308,000, respectively, in various fixed-maturity securities.
Future contractual payment obligations under the Financing as of March 31, 2025 are as follows:

For the Years Ending December 31,	Total
Remainder of 2025	$924,137
2026	1,296,901
2027	1,119,021
3,340,059
2028 purchase price	2,024,206
Total	$5,364,265

Note 8 – Stockholders’ Equity
Dividends Declared and Paid
On November 11, 2022, the Company’s Board of Directors determined to suspend regular quarterly dividends. Future dividend policy will be subject to the discretion of the Company’s Board of Directors.
Preferred Stock
The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of March 31, 2025 and December 31, 2024.
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
As of March 31, 2025, there were 129,689 shares granted under the 2024 Plan.
Stock Options
The results of operations for the three months ended March 31, 2025 and 2024 include stock-based compensation expense for stock options totaling approximately $22,000 and $53,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. Stock-based compensation expense related to stock options for the three months ended March 31, 2025 is net of estimated forfeitures of approximately 19%.
No options were granted during the three months ended March 31, 2025. The weighted average estimated fair value of stock options granted during the three months ended March 31, 2024 was $1.24 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

The following weighted average assumptions were used for grants during the following periods:

	Three months ended March 31,
	2025	2024

Dividend Yield	n/a	0.00%
Volatility	n/a	74.72%
Risk-Free Interest Rate	n/a	4.17%
Expected Life	n/a	3.50 years
A summary of stock option activity under the Company’s 2014 Plan for the three months ended March 31, 2025 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2025	281,913	$2.71	3.74	$3,517,111

Granted	—	$—	—	$-
Exercised	(50,000)	$4.48	—	$641,178
Expired/Forfeited	(3,333)	$2.25	3.88	$53,761

Outstanding at March 31, 2025	219,994	$2.25	3.75	$3,028,599

Vested and Exercisable at March 31, 2025	84,609	$2.25	3.77	$1,164,790

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2025 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $16.02 closing price of the Company’s Common Stock on March 31, 2025. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.
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
The Company received $56,149 from the exercise of 25,005 options during the three months ended March 31, 2025. The remaining options exercised during the three months ended March 31, 2025 were Net Exercises and Share Exchanges, resulting in the issuance of 19,924 shares of Common Stock. No options were exercised during three months ended March 31, 2024.
As of March 31, 2025, the estimated fair value of unamortized compensation cost related to 135,385 unvested stock option awards was approximately $28,000. Unamortized compensation cost as of March 31, 2025 is expected to be recognized over a remaining weighted-average vesting period of 1.77 years.

Restricted Stock Awards
A summary of the restricted Common Stock activity under the 2014 Plan and the 2024 Plan for three months ended March 31, 2025 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2025	267,586	$5.24	$1,402,151

Granted	70,934	$15.31	$1,086,187
Vested	(212,892)	$3.63	$(772,798)
Forfeited	—	$—	$—

Balance at March 31, 2025	125,628	$13.66	$1,716,078

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended March 31, 2025 and 2024, stock-based compensation for these grants was approximately $308,000 and $213,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees. Unamortized compensation cost of $1,424,941 as of March 31, 2025 is expected to be recognized over a remaining weighted-average vesting period of 1.46 years.
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
The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022. There was no offering pursuant to the ESPP from November 1, 2022 through December 31, 2024. Effective January 1, 2025, the Company initiated an offering period of January 1, 2025 through December 31, 2025 under the ESPP (the "2025 Offering'). For the three months ended March 31, 2025 and 2024, stock-based compensation under the 2025 Offering was approximately $8,000 and $0, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.

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
No warrants were exercised or granted during the three months ended March 31, 2025 and 2024.
As of March 31, 2025, Warrants for the purchase of an aggregate of 642,025 shares of Common Stock were outstanding.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company initially had the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, the Company filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the three months ended March 31, 2025, the Company sold 612,999 shares of its Common Stock at a weighted average price of $16.00 per share and raised $9,545,692 in net proceeds under the ATM program. As of March 31, 2025, the Company had remaining capacity to sell up to an additional $15,945,937 of Common Stock under the ATM program.
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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2025	December 31, 2024

Deferred tax asset:
Net operating loss carryovers (1)	$—	$419,357
Claims reserve discount	1,418,989	1,305,466
Unearned premium	4,569,622	3,810,973
Deferred ceding commission revenue	1,487,860	2,423,660
Net unrealized losses on securities	2,651,848	3,069,900
Other	1,057,826	834,921
Total deferred tax assets	11,186,145	11,864,277

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred policy acquisition costs	5,124,208	5,193,798
Intangible assets	105,000	105,000
Depreciation and amortization	64,624	208,016
Total deferred tax liabilities	6,053,375	6,266,357

Net deferred income tax asset	$5,132,770	$5,597,920
(1)The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	March 31, 2025	December 31, 2024	Expiration

Federal only, NOL from 2024 and 2023	$—	$419,357	None

State only (A)	3,158,937	3,075,395	December 2027 - December 2045
Valuation allowance	(3,158,937)	(3,075,395)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$—	$419,357
(A)Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2025 and December 31, 2024 was $48,599,031 and $47,313,775, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. Kingstone has recorded a full valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2045.
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
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2025 and 2024. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2024 remain subject to examination.
Note 10 – Earnings Per Common Share
Basic net earnings per common share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per common share reflects, in periods in which it has a dilutive effect, the impact of shares of Common Stock issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the three months ended March 31, 2025 and 2024, there were -0- options and 120,553 options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods. For the three months ended March 31, 2025 and 2024, there were no warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods.
The computation of diluted earnings per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months ended March 31, 2025 and 2024, there were no options, warrants or restricted stock awards that were anti-dilutive for the relevant periods.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Three Months Ended March 31,
	2025	2024

Weighted average number of shares outstanding	13,472,404	10,999,662

Effect of dilutive securities, common share equivalents:
Stock options	188,679	13,902
Warrants	583,567	518,094
Restricted stock awards	27,852	259,862

Weighted average number of shares outstanding, used for computing diluted earnings per share	14,272,502	11,791,520
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
On February 10, 2025, KICO entered into a lease agreement for an office facility located in Kingston, New York under an operating lease. The lease commenced on March 1, 2025 (the "Commencement Date") and will expire on March 31, 2030. KICO has the option to renew the lease for an additional term of five years. KICO may terminate the lease anytime following the third anniversary of the Commencement Date if its insurance business is sold or substantially all of the Company's assets are sold. Base rent over the term of the lease is $269,777 plus a proportionate share of taxes, common area maintenance costs and insurance.
The Company was a party to a non-cancellable operating lease, dated March 27, 2015, for its office facility for KICO located in Valley Stream, New York, which expired on March 31, 2024. The lease was not renewed.

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended March 31,
Lease cost	2025	2024

Operating lease	$4,464	$41,342
Total lease cost	$4,464	$41,342

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$4,085	$49,145
Discount rate	13.75%	5.50%
Remaining lease term in years	4.9	0
Operating lease right-of-use assets, included in other assets, were $193,545 and $-0- as of March 31, 2025 and December 31, 2024, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $193,545 and $-0- as of March 31, 2025 and December 31, 2024, respectively.
Rent expense for the three months ended March 31, 2025 and 2024 amounted to $4,464 and $41,342, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses.
Employment Agreements
Meryl Golden, President and Chief Executive Officer
Employment Agreement effective as of January 1, 2023
On June 27, 2022, the Company and Meryl Golden, President and Chief Executive Officer of the Company, entered into a second amended and restated employment agreement which took effect as of January 1, 2023, and expired on December 31, 2024 (the “Second Amended Golden Employment Agreement”).
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
Employment Agreement effective as of January 1, 2025
On April 15, 2024, the Company and Ms. Golden entered into a third amended and restated employment agreement (the “Third Amended Golden Employment Agreement”). The Third Amended Golden Employment Agreement was effective as of January 1, 2025 and extends the expiration date of the Second Amended Golden Employment Agreement from December 31, 2024 to December 31, 2026. Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (increased from $500,000 previously in effect) and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as previously in effect). Pursuant to the Third Amended Golden Employment Agreement (and as was provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by the Company without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued bonus in the event of the termination of her employment following a change of control of the Company (also as is provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden received during January 2025, and will be entitled to receive during January 2026, under certain circumstances, a grant of 40,000 shares of restricted stock. The 2025 grant will become vested with respect to one-half of the award on the first anniversary of the grant date and one-half on December 31, 2026. The 2026 grant will become vested on the first anniversary of the grant date. In the event that the Company is precluded from making a grant to Ms. Golden in 2026, she would instead be entitled to a cash bonus of $136,500 for such year.

Note 12 – Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the three months ended March 31, 2025, the Company accrued approximately $123,932 ("Cash Payments") related to an employee bonus plan (the "Bonus Plan"), of which $28,257 is allocated and recorded in loss and LAE, and $95,676 is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. In addition to the Cash Payments, the Bonus Plan also calls for a restricted stock award to the Company's senior leadership team ("SLT") in an amount up to their Cash Payments if certain performance metrics have been met. The performance metrics for the three months ended March 31, 2025 were not met, and, accordingly, no amount has been accrued for such period for the SLT bonus. For the three months ended March 31, 2024, the Company did not accrue for, or pay, bonuses related to the Bonus Plan.
Executive Bonus Plan

For the three months ended March 31, 2025, the Company accrued approximately $26,000 for a bonus pursuant to the Third Amended Golden Employment Agreement, of which $23,000 is recorded in other underwriting expenses, and $3,000 is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the three months ended March 31, 2024, the Company did not accrue for, or pay, bonuses related to the Second Amended Golden Employment Agreement.
401(k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $113,000 and $72,000, respectively, of expense for the three months ended March 31, 2025 and 2024, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income.
Note 13 - Segment Information
The Company reports results of operations for its reportable segments consistent with the manner in which its chief operating decision maker ("CODM") reviews the business to assess performance and allocate resources. The Company identifies its CODM to be its President and Chief Executive Officer.

The Company evaluates the results of its single reportable segment as follows:

Insurance operations are evaluated on underwriting results (net premiums earned, ceding commission earned, other income, loss and loss adjustment expenses, commission expense, and other underwriting expenses), equating to the components of the net combined ratio.

Investments from the insurance operations are primarily evaluated on net investment income and its return on equity contribution.

Net (losses) gains on investments, gain on sale of real estate, other operating expenses are corporate expenses, depreciation and amortization, interest expense, and income tax, which are broken out below the insurance operations components of the net combined ratio to return to the consolidated net income.

The Company's CODM uses these measures of profit or loss predominantly in the annual budget and forecasting process, considering budget-to-actual variances throughout the year. The CODM also uses these profit measures for evaluating (i) financial performance, (ii) pricing in the Company's insurance operations, and (iii) employee compensation.

The Company does not allocate items not included in the net combined ratio. Such items include net (losses) gains on investments, gain on sale of real estate, depreciation and amortization, interest expense, corporate expenses included in other operating expenses, and assets to these segments. The Company does not allocate income taxes to its segments. The Company does not manage those segments on after-tax results.

The following tables reconciles the revenue and expense components of the net combined ratio to consolidated net income for the periods presented.

	Three months ended March 31,
	2025	2024

Revenue components of net combined ratio
Net premiums earned	$43,523,063	$28,819,902
Ceding commission revenue	2,958,691	4,567,111
Other income	139,954	148,167
Total revenue components of net combined ratio	46,621,708	33,535,180

Expense components of net combined ratio
Loss and loss adjustment expenses	27,175,078	17,859,587
Commission expense	9,312,880	7,851,812
Other underwriting expenses	7,405,422	5,880,605
Total expense components of net combined ratio	43,893,380	31,592,004

Operating segment net income	2,728,328	1,943,176

Reconciliation of net income components
excluded from net combined ratio:

Revenue components excluded from net combined ratio
Net investment income	2,048,596	1,502,860
Net (losses) gains on investments	(137,979)	726,391
Gain on sale of real estate	1,965,989	—
Other income	461	746
Total revenue components excluded
from net combined ratio	3,877,067	2,229,997

Expense components excluded from net combined ratio
Other operating expenses	1,035,737	778,082
Depreciation and amortization	623,863	596,513
Interest expense	227,454	993,875
Income tax	835,681	378,024
Total expense components excluded
from net combined ratio	2,722,735	2,746,494

Total net income (loss) components
excluded from net combined ratio:	1,154,332	(516,497)

Consolidated net income	$3,882,660	$1,426,679

The following table shows the calculation of the net combined ratio and return on equity from net investment income for the periods presented.

	Three months ended
	March 31,
	2025	2024
Net combined ratio
Net loss ratio	62.4%	62.0%
Net underwriting expense ratio	31.3%	31.3%
Net combined ratio	93.7%	93.3%

Reconciliation of net underwriting expense ratio:
Commission expense and other
underwriting expenses	$16,718,302	$13,732,417
Less: Ceding commission revenue	(2,958,691)	(4,567,111)
Less: Other income	(139,954)	(148,167)
Total commission expense and other
underwriting expenses	$13,619,657	$9,017,139

Net earned premium	$43,523,063	$28,819,902

Net Underwriting Expense Ratio	31.3%	31.3%

Return on equity on net investment income
Stockholders' equity beginning of period	$66,708,451	$34,504,139
Stockholders' equity end of period	$82,209,963	$35,749,807
Average stockholders' equity	$74,459,207	$35,126,973
Net investment income	$2,048,596	$1,502,860
Return on equity on net investment income	2.8%	4.3%
Return on equity on net investment income - annualized	11.2%	17.2%
Total assets	$385,439,240	$318,292,723
Note 14 - Sale of Real Estate
On February 5, 2025, a subsidiary of the Company entered into a contract of sale with Ulster County, New York (the “County”) for the sale to the County of the Company’s headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. The closing of the sale was on March 19, 2025.
Note 15 – Subsequent Events
The Company has evaluated events that occurred subsequent to March 31, 2025 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.
Renewal Rights Agreement

On April 14, 2025, KICO announced that it entered into an agreement to offer a replacement policy to selected homeowners policyholders in Downstate New York as one of its competitors pivots focus away from admitted personal lines business (the"Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, has been approved by the New York Department of Financial Services. This transaction encompasses approximately $70 million in written premium. The Withdrawal Plan will enable KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates starting in late third quarter of 2025.
There were no other subsequent events identified requiring recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended March 31, 2025 and 2024 respectively, 98.3% and 94.4% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.
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
Other operating expenses include our corporate expenses as a holding company. These corporate expenses include legal and auditing fees, executive employment costs and equity compensation, and other costs directly associated with being a public company.
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
In May 2019, due to the poor performance of these lines we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of March 31, 2025 and December 31, 2024, there were no commercial liability policies in-force. As of March 31, 2025, these expired policies represented approximately 11.8% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

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
Direct written premiums, net premiums written: Direct written premiums represent the total premiums charged on policies issued by an insurance company during the respective fiscal period. Net written premiums are direct written premiums less premiums ceded to reinsurers. Net premiums earned, the GAAP measure most comparable to direct written premiums and net written premiums, are net written premiums that are pro-rata earned during the fiscal period presented. All of the our policies are written for a twelve-month period. Management uses direct written premiums and net written premiums, along with other measures, to gauge our performance and evaluate results. Direct written premiums and net written premiums are provided as supplemental information, not as a substitute for net premiums earned, and do not reflect the Company’s net premiums earned.

Core and Non-Core direct written premiums: Core and Non-Core direct written premiums are not based on GAAP. Net premiums earned is the most directly comparable GAAP measure to direct written premiums. The aggregate of Core and Non-Core direct written premiums written is represented by direct written premiums.
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

Net loss ratio excluding commercial lines business: The net loss ratio excluding commercial lines business is a non-GAAP ratio, which is computed as the difference between the GAAP net loss ratio and the effect of commercial lines on the net loss ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by losses from commercial lines business. Our commercial lines business has been in run-off since July 2019. Commercial lines losses cause our net loss ratios to vary between periods as a result of changes to their loss reserves during the run-off period and have an impact on the net loss ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net loss ratio. The net loss ratio excluding commercial lines business should not be considered a substitute for the net loss ratio and does not reflect our net loss ratio.
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
Net underwriting expense ratio excluding the effect of catastrophes: The net underwriting expense ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between the GAAP net underwriting expense ratio and the effect of catastrophes on the net underwriting expense ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses may cause our net underwriting expense ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and may, but currently do not, have any significant impact on the underwriting expense ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance if there should be a catastrophe effect on the net underwriting expense ratio. The most directly comparable GAAP measure is the net underwriting expense ratio. The net underwriting expense ratio excluding the effect of catastrophes should not be considered a substitute for the net underwriting expense ratio and does not reflect our net underwriting expense ratio.
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
Underwriting income: Underwriting income is net pre-tax income attributable to our insurance underwriting business before investment activity. It excludes net investment income, net realized gains from investments, gain on sale of real estate, depreciation and amortization, and interest expense (net premiums earned less expenses included in combined ratio). Underwriting income is a measure of an insurance company’s overall operating profitability before items such as investment income, depreciation and amortization, interest expense and income taxes.
Net income from insurance underwriting business on a standalone basis: Net income from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net income without the effect of holding company operations on GAAP net income. Management believes that this measure is useful to investors, and it is used by management to reveal the trends in our insurance underwriting business that may be obscured by holding company operations. Holding company operations cause our GAAP net income to vary significantly between periods as a result of their magnitude and can have a significant impact on GAAP net income. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is GAAP net income. Net income from insurance underwriting business on a standalone basis should not be considered a substitute for GAAP net income and does not reflect our GAAP net income.
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
See below a description of these critical accounting estimates. Also see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024.
Loss and Loss Adjustment Expense Reserves
Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025			As of December 31, 2024
($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$64,904	$17,815	$47,089	$64,087	$17,721	$46,366
Case LAE	7,073	1,586	5,487	6,563	1,426	5,137
IBNR loss	45,467	11,355	34,111	38,681	10,661	28,020
IBNR LAE	17,891	2,485	15,406	16,879	2,514	14,365
Total	$135,335	$33,241	$102,093	$126,210	$32,322	$93,888
(Components may not sum due to rounding)

Case Reserves – Reserves for reported losses are based on an estimate of ultimate loss costs of an individual claim derived from individual case-basis valuations, actual claims paid, pending claims, statistical analyses and various actuarial reserving methodologies.
IBNR Reserves – IBNR reserves are estimates of claims that have occurred but as to which we have not yet been notified to establish the case reserve. IBNR also accounts for loss development on claims that have been reported. IBNR is determined using historical information aggregated by line of insurance and adjusted to current conditions.
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
Deferred Income Taxes
Our effective tax rate is based on GAAP income at statutory tax rates, adjusted for non-taxable and non-deductible items, and tax credits. Changes in estimates used in preparing the condensed consolidated statements of income and comprehensive income could result in significant changes to our deferred tax asset or liability.
Deferred tax assets or liabilities are recognized for estimated future tax consequences which result in differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. These assets and liabilities are carried at the enacted tax rates expected to apply when the asset or liability is expected to be recovered or settled. Changes in estimates and assumptions in the condensed consolidated statements of income and comprehensive income, or changes in the enacted tax rate, could result in significant variances between our carried deferred tax and tax recognized on the recovery or settlement of the asset or liability.

Investments
Bonds are classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”), and stocks are generally classified as AFS. Investments classified as HTM are carried at amortized cost, which requires very little judgement. Investments in stocks classified as AFS are generally carried at fair value with an unrealized gain/loss recorded in net income. Investments in bonds classified as AFS are generally carried at fair value with an unrealized gain/loss recorded in accumulated other comprehensive income. Actual results could vary significantly from the fair values recognized in the condensed consolidated statements of income and comprehensive income.

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
1.Aggressively reduced the non-Core book of business, which has had a disproportionately negative impact on underwriting results, by stopping new business, culling the agent base, reducing commissions, or other means, subject to regulatory constraints, and have aggressively reduced policy count. Our request to withdraw from the state of New Jersey was acknowledged in October 2023 and all remaining policies are being non-renewed over a two year period starting January 1, 2024. As of March 31, 2025, our non-Core policy count was down by 67.6% compared to March 31, 2024;
2.Adjusted pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensured all policyholders were insured to value. Inflation has been a dominant headwind that is showing signs of stabilizing. We have been cognizant that inflation’s impact on loss costs places added pressure on premiums and, as such, we have been more frequent and aggressive with our rate change requests. Similarly, home replacement values reflect that same inflationary pressure. In September 2023, we completed our first cycle of valuation adjustments, making sure that all homes were insured to value. As a result, we have seen a rise in premiums attributable to the heightened replacement costs. All policies are renewed at the most current replacement cost. Overall average written premium for our Core personal lines renewal policies for the last 12 months, reflecting both rate and replacement cost changes, increased by 18.8%;
3.Tightly managed reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML. We needed to contain our exposure to spiking reinsurance pricing. We did so and were able to reduce the required limit to be purchased while maintaining our same risk tolerance. We used all the tools available to us to limit new business that was deemed to be too expensive and at the same time re-underwrote the book to cull those risks which presented the greatest risk; and

4.Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024. For the year ended December 31, 2024, we achieved our goal of 33%, with a net underwriting expense ratio of 31.3%. For the three months ended March 31, 2025, the net underwriting expense ratio remained at 31.3% as compared to the three months ended March 31, 2024.

We believe that the above actions taken resulted in our return to profitability for the last six consecutive quarters, will continue to have the intended effect, and will continue through the year ended December 31, 2025 and beyond.
On August 2, 2024, two large competitors announced a plan to wind down their personal lines operations in New York State and to non-renew or mid-term cancel their entire book of business before year end 2024. The policyholders of such competitors needed to find alternative coverage. Beginning in the quarter ended September 30, 2024, we began seeing a sizable increase in our policies in force and direct written premiums from these non-renewed and cancelled policies. We refer to this new business as a Change in Market Dynamics.
On April 14, 2025, KICO entered into an agreement to offer a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivots focus away from admitted personal lines business (the"Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, has been approved by the New York Department of Financial Services. This transaction encompasses approximately $70 million in written premium. The Withdrawal Plan will enable KICO to work with new distribution partners to further increase our footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates starting in late third quarter of 2025. This transaction will be handled in a similar manner to the Change in Market Dynamics, except that we will be streamlining the process by providing a quote for eligible policyholders to our producers.
See the tables below for our Core and non-Core business for policies in force as of March 31, 2025 and 2024 and direct written premiums for three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025, our Core direct written premiums increased by 22.7% compared to the three months ended March 31, 2024, while Core policies in force increased by 10.4% as of March 31, 2025 as compared to March 31, 2024. For the same periods, our non-Core direct written premiums decreased by 63.5% and policies in force decreased by 67.6%.

	As of March 31,
	2025	2024	Change	Percent

Policies In Force, as of end of Period
Core	73,965	66,991	6,974	10.4%
Non-Core	2,940	9,080	(6,140)	(67.6)%
Total policies in force	76,905	76,071	834	1.1%

	Three months ended March 31,
(000’s except percentages)	2025	2024	Change	Percent

Direct written premiums[1]
Core[1]	$57,175	$46,587	$10,588	22.7%
Non-Core[1]	1,000	2,738	(1,738)	(63.5)%
Total direct written premiums	$58,175	$49,325	$8,850	17.9%
(Columns in the table above may not sum to totals due to rounding)
1Direct written premiums, Core written premiums, and Non-Core written premiums are non-GAAP measures defined above under "Key GAAP and Non-GAAP Measures". See "Non-GAAP Financial Measures" below for the reconciliation of direct written premiums, Core written premiums, and Non-Core written premiums to the GAAP measure of net premiums earned.

Consolidated Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2025	2024	Change	Percent
Revenues
Direct written premiums (1)	$58,175	$49,325	$8,850	17.9%
Assumed written premiums	-	-	-	na%
	58,175	49,325	8,850	17.9%
Ceded written premiums
Ceded to quota share treaties (2)	(4,193)	9,831	(14,024)	142.7%
Ceded to excess of loss treaties	1,359	1,399	(40)	(2.9%)
Ceded to catastrophe treaties	—	—	—	na%
Total ceded written premiums	(2,834)	11,230	(14,064)	125.2%

Net written premiums (1)	61,009	38,095	22,914	60.1%

Change in unearned premiums
Direct and assumed	2,470	672	1,798	na%
Ceded to reinsurance treaties (2)	(19,957)	(9,947)	(10,010)	(100.6)%
Change in net unearned premiums	(17,486)	(9,275)	(8,211)	(88.5)%

Premiums earned
Direct and assumed	60,645	49,996	10,649	21.3%
Ceded to reinsurance treaties	(17,122)	(21,176)	4,054	19.1%
Net premiums earned	43,523	28,820	14,703	51.0%

Ceding commission revenue (2)	2,959	4,567	(1,608)	(35.2)%
Net investment income	2,049	1,503	546	36.3%
Net (losses) gains on investments	(138)	726	(864)	na%
Gain on sale of real estate	1,966	—	1,966	na%
Other income	140	149	(9)	(6.0)%
Total revenues	50,499	35,765	14,734	41.2%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	33,341	20,642	12,699	61.5%
Losses from catastrophes (3)	893	2,079	(1,186)	(57.0)%
Total direct and assumed loss and loss adjustment expenses	34,234	22,720	11,514	50.7%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	6,916	4,268	2,648	62.0%
Losses from catastrophes (3)	143	593	(450)	(75.9)%
Total ceded loss and loss adjustment expenses	7,059	4,861	2,198	45.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,425	16,374	10,051	61.4%
Losses from catastrophes (3)	750	1,486	(736)	(49.5)%
Net loss and loss adjustment expenses	27,175	17,860	9,315	52.2%

Commission expense	9,313	7,852	1,461	18.6%
Other underwriting expenses	7,405	5,881	1,524	25.9%
Other operating expenses	1,036	778	258	33.2%
Depreciation and amortization	624	597	27	4.5%
Interest expense	227	994	(767)	(77.2)%
Total expenses	45,780	33,961	11,819	34.8%

Income before taxes	4,718	1,805	2,913	1.614
Income tax expense	836	378	458	1.212
Net income	$3,883	$1,427	$2,456	1.721
(Columns in the table above may not sum to totals due to rounding)

(1)Direct written premiums and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure of net premiums earned.
(2)For the three months ended March 31, 2024, our personal lines business was subject to a 27% quota share treaty, expiring on January 1, 2025, which included a runoff of a 3.0% portion through the remainder of 2024. Effective January 1, 2025, we entered into a 16% personal lines quota share treaty, under a cutoff.
(3)The three months ended March 31, 2025 and 2024 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2025	2024	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	62.4%	62.0%	0.4	0.6%
Net underwriting expense ratio	31.3%	31.3%	—	—%
Net combined ratio	93.7%	93.3%	0.4	0.4%
Direct Written Premiums(1)
Direct written premiums during the three months ended March 31, 2025 (“Three Months 2025”) were $58,175,000 compared to $49,325,000 during the three months ended March 31, 2024 (“Three Months 2024”). The increase of $8,850,000, or 17.9%, was primarily due to an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Three Months 2025 were $54,313,000, an increase of $8,573,000, or 18.7%, from $45,740,000 in Three Months 2024. The 18.7% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 22.7% offsetting a 63.5% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 2.0 and Kingstone 3.0 strategic plans.
Direct written premiums from our livery physical damage business for Three Months 2025 were $3,847,000, an increase of $285,000, or 8.0%, from $3,562,000 in Three Months 2024. The increase in livery physical damage direct written premiums was due to the reversal of an underwriting restriction in place in Three Months 2024 to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The increase was also due to an increase in the values of the autos insured.
Direct written premiums from our Core business were $57,175,000 in Three Months 2025 compared to $46,587,000 in Three Months 2024, an increase of $10,588,000, or 22.7%. The increase in direct written premiums from our Core business was due to rate increases and an increase in policies in force. Policies in force from our Core business increased by 10.4% in Three Months 2025 compared to Three Months 2024. Direct written premiums from our non-Core business were $1,000,000 in Three Months 2025, as compared to $2,738,000 in Three Months 2024, a decrease of $1,738,000, or 63.5%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 67.6% as of March 31, 2025 compared to March 31, 2024. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns.
___________________
(1) Direct written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.

Net Written Premiums(1) and Net Premiums Earned
Net written premiums increased $22,914,000, or 60.1%, to $61,009,000 in Three Months 2025 from $38,095,000 in Three Months 2024. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Three Months 2025 is primarily due to the additional premiums from the Change in Market Dynamics and changes to our personal lines quota share reinsurance treaty. See quota share reinsurance treaties discussion below.
Quota share reinsurance treaties
Effective January 1, 2024, we entered into a 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Our personal lines business was subject to the 2025/2026 Treaty in Three Months 2025, and the 2024/2025 Treaty in Three Months 2024. In Three Months 2025, our premiums ceded under quota share treaties decreased by $14,024,000 in comparison to premiums ceded under quota share treaties in Three Months 2024 (see table above). The decrease in Three Months 2025 was attributable to the decrease in quota share ceding percentage rates, offset by an increase in direct written premiums subject to the 2025/2026 Treaty compared to direct written premiums subject to the 2024/2025 Treaty. The inception of the 2025/2026 Treaty was recorded as a cutoff, resulting in the return of $11,471,000 from reinsurers to us of previously ceded written premiums that were unearned as of January 1, 2025.
Excess of loss reinsurance treaties
In Three Months 2025, our ceded excess of loss reinsurance premiums decreased $40,000 compared to the ceded excess of loss premiums for Three Months 2024. Effective January 1, 2024, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2026.
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. Under Kingstone 2.0 and 3.0 we had a decrease in policies in force, and better catastrophe management, resulting in a decrease in catastrophe exposure, and a decrease in catastrophe premiums. On July 1, 2024 and 2023, we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2024 and 2023. As a result of recording the entire annual catastrophe premiums at the inception of the treaties, there were no catastrophe premiums in Three Months 2025 or Three Months 2024.
Net premiums earned
Net premiums earned increased $14,703,000, or 51.0%, to $43,523,000 in Three Months 2025 from $28,820,000 in Three Months 2024. The increase was due to the 11 percentage point reduction in quota share rates discussed above, the increase in premiums from the Change in Market Dynamics which began in the third quarter of 2024, and a decrease in catastrophe premium rates, reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned.
___________________
(1) Net written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.

Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2025	2024	Change	Percent

Provisional ceding commissions earned	$3,252	$4,555	$(1,303)	(28.6)%
Contingent ceding commissions earned	(294)	12	(306)	na%

Total ceding commission revenue	$2,959	$4,567	$(1,608)	(35.2)%
Ceding commission revenue was $2,959,000 in Three Months 2025 compared to $4,567,000 in Three Months 2024. The decrease of $1,608,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In Three Months 2025, we earned provisional ceding commissions of $3,252,000 from personal lines earned premiums ceded under the 2025/2026 Treaty, and in Three Months 2024, we earned provisional ceding commissions of $4,555,000 from personal lines earned premiums ceded under the 2024/2025 Treaty. The decrease of $1,303,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Three Months 2025 compared to Three Months 2024, offset by an increase in ceding commission rates under the 2025/2026 Treaty.
Contingent Ceding Commissions Earned
Under our 2025/2026 Treaty and prior years’ quota share treaties before July 1, 2022, we received a contingent ceding commission based on a Sliding Scale of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The Sliding Scale includes minimum and maximum commission rates in relation to specified ultimate loss ratio. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases. The lower the ceded loss ratio, the more contingent commission we received.
The structure of the 2024/2025 Treaty called for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions.
Net Investment Income
Net investment income was $2,049,000 in Three Months 2025 compared to $1,503,000 in Three Months 2024, an increase of $546,000, or 36.3%. The average yield on non-cash invested assets was 3.70% as of March 31, 2025 compared to 3.80% as of March 31, 2024.
Cash and invested assets were $263,359,000 as of March 31, 2025 compared to $189,109,000 as of March 31, 2024, an increase of $74,250,000.
Net (Losses) Gains on Investments
Net (losses) on investments were $(138,000) in Three Months 2025 compared to net gains on investments of $726,000 in Three Months 2024. Unrealized (losses) on our equity securities and other investments in Three Months 2025 were $(2,000), compared to unrealized (losses) of $(92,000) in Three Months 2024. Net realized (losses) on sales of investments were $(136,000) in Three Months 2025 compared to net realized gains of $818,000 in Three Months 2024.

Gain on Sale of Real Estate
Gain on sale of real estate was $1,966,000 in Three Months 2025 compared to $— in Three Months 2024. On March 19, 2025 one of our subsidiaries closed on the sale of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. We are now renting a smaller facility in Kingston, New York.
Other income was $140,000 in Three Months 2025 compared to $149,000 in Three Months 2024, a decrease of $9,000, or 6.0%.
Net Loss and LAE
Net loss and LAE was $27,175,000 for Three Months 2025 compared to $17,860,000 for Three Months 2024. The net loss ratio was 62.4% in Three Months 2025 compared to 62.0% in Three Months 2024, an increase of 0.4 percentage points.
The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

Calendar Quarter Net Loss Ratio Components[1]

Q1 2025: 62.4%, Q1 2024: 62.0%

Excluding Commercial Lines ("x CL"): Q1 2025: 63.2%, Q1 2024: 60.8%

70%
60%
50%
40%
30%
20%
10%
0%
-10%
1.7%
62.1%
-1.4%
5.2%
58.8%
-2.0%
1.7%
62.1%
-0.6%
5.2%
58.8%
-3.1%
Q1 2025 ALL
Q1 2024 ALL
Q1 2025 ALL x CL
Q1 2024 ALL x CL
Underlying
Catastrophes
Prior Year Development

(Percent components may not sum to totals due to rounding)

The loss ratio for Three Months 2025 was in line with Three Months 2024. The underlying loss ratio(1) (loss ratio excluding the impact of catastrophe and prior year development) for Three Months 2025 was higher than Three Months 2024 mainly due to a larger impact from large losses, while the catastrophe impact was lower and the impact of prior year development was about the same.

The underlying loss ratio(1) was 62.1% for Three Months 2025, an increase of 3.3 points from the 58.8% underlying loss ratio recorded for Three Months 2024. Overall personal lines non-catastrophe frequency for Three Months 2025 was lower than for the same period in 2024, which is believed to be the result of our new select product as well as our active efforts to manage less profitable segments. However, overall personal lines non-catastrophe severity for Three Months 2025 was higher than for Three Months 2024, primarily driven by a greater impact from large fire losses.

There were three newly designated catastrophe events for Three Months 2025. The estimated total net catastrophe impact for the calendar quarter was $750,000, which contributed 1.7 points to the loss ratio. By comparison, the catastrophe impact for Three Months 2024 was 5.2 points.

There was favorable prior year development of $599,000 for Three Months 2025, which translates to a 1.4 point decrease to the loss ratio. By comparison, the impact of prior year development for Three Months 2024 was a decrease of 2.0 points.

___________________
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
Commission Expense
Commission expense was $9,313,000 in Three Months 2025 or 15.4% of direct earned premiums. Commission expense was $7,852,000 in Three Months 2024 or 15.7% of direct earned premiums. The increase of $1,461,000 was primarily due to an increase in direct earned premiums of $10,649,000.
Other Underwriting Expenses
Other underwriting expenses were $7,405,000, or 12.2% of direct earned premiums, in Three Months 2025 compared to $5,881,000, or 11.8% of direct earned premiums, in Three Months 2024. The increase of $1,524,000, or 25.9%, was primarily due to increases in salaries and employment costs as described below, an increase in underwriting fees due to growth and an increase in premium taxes due to the increase in direct earned premiums.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $3,351,000 in Three Months 2025 compared to $2,601,000 in Three Months 2024. The increase of $750,000, or 28.8%, is unfavorable when compared to the 17.9% increase in direct written premiums; however, it is favorable when compared to the 51.0% increase in net premium earned. The increase in salaries and employment costs was due to hiring additional staff to handle the new business from the Change in Market Dynamics, the strengthening of our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies, and annual employee salaries increases effective January 1, 2025.

Our net underwriting expense ratio in Three Months 2025 was 31.3%, remaining constant with the 31.3% in Three Months 2024. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended March 31,		Percentage Point Change
	2025	2024
Other underwriting expenses
Employment costs	7.7%	9.0%	(1.3)
Underwriting fees (inspections/surveys)	5.3	6.7	(1.4)
IT expenses	1.6	2.1	(0.5)
Professional fees	1.2	1.4	(0.2)
Other expenses	1.2	1.2	—
Total other underwriting expenses	17.0	20.4	(3.4)

Commission expense	21.4	27.2	(5.8)

Ceding commission revenue
Provisional	(7.5)	(15.8)	8.3
Contingent	0.7	—	0.7
Total ceding commission revenue	(6.8)	(15.8)	9.0

Other income	(0.3)	(0.5)	0.2

Net underwriting expense ratio	31.3%	31.3%	—
(Components may not sum to totals due to rounding)

Other Operating Expenses
Other operating expenses, related to the expenses of our holding company and Cosi, were $1,036,000 for Three Months 2025 compared to $778,000 for Three Months 2024. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended March 31,
($ in thousands)	2025	2024	Change	Percent

Other operating expenses
Employment costs	$56	$157	$(101)	(64.3%)
Executive bonus	3	-	3	na
Equity compensation	339	266	73	27.4
Professional	136	79	57	72.2
Directors fees	125	69	56	81.2
Insurance	47	53	(6)	(11.3)
Loss on extinguishment of debt	175	-	175	na
Other expenses	155	154	1	0.6
Total other operating expenses	$1,036	$778	$258	33.2%
(Components may not sum to totals due to rounding)
The increase in Three Months 2025 of $258,000, or 33.2%, as compared to Three Months 2024 was primarily due to an increase in loss on extinguishment of debt, and equity compensation, partially offset by a decrease in employment costs. The $175,000 loss on extinguishment of debt loss is due to writing off the balance of unamortized debt issue costs upon the prepayment of the 2024 Notes in Three Months 2025 as disclosed in Note 7 to the condensed consolidated financial statements. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31, 2024 pursuant to our employee bonus plan. The decrease in employment costs was due to fluctuations in deferred compensation liability in Three Months 2024 related to changes in the underlying invested portfolio. The deferred compensation plan was terminated in Three Months 2024.
Depreciation and Amortization
Depreciation and amortization was $624,000 in Three Months 2025 compared to $597,000 in Three Months 2024. The increase of $27,000, or 4.5%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in Three Months 2025 was $227,000 compared to $994,000 in Three Months 2024, a decrease of $(767,000) or (77.2)%. In Three Months 2025 and Three Months 2024, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2024 Notes and 2022 Notes, respectively. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with the 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the balance of the 2022 Notes were exchanged for the 2024 Notes, which provided for interest at the rate of 13.75% per annum. Beginning in the third quarter of 2024 through Three Months 2025, we paid optional principal amounts, reducing the balance of the 2024 Notes, and completely satisfying the obligation on February 24, 2025. In addition, we also incurred interest expense on the 2022 equipment financing.

Income Tax Expense
Income tax expense in Three Months 2025 was $836,000, which resulted in an effective tax rate of 17.7%. Income tax in Three Months 2024 was $378,000, which resulted in an effective tax rate of 20.9%. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2025 compared to Three Months 2024.
Net Income
Net income was $3,883,000 in Three Months 2025 compared to $1,427,000 in Three Months 2024. The increase in net income of $2,456,000 was due to the circumstances described above.
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

	Three Months Ended March 31,
	2025	2024
Direct premiums written(1):
Personal lines	$54,312,913	$45,740,238
Livery physical damage	3,847,046	3,562,328
Other(1)	15,037	22,050
Total gross premiums written	$58,174,996	$49,324,616

Net premiums written(1):
Personal lines	$57,145,389	$34,516,450
Livery physical damage	3,847,046	3,562,328
Other(2)	16,972	16,621
Total net premiums written	$61,009,407	$38,095,399

Net premiums earned:
Personal lines	$39,936,324	$25,092,488
Livery physical damage	3,569,026	3,708,194
Other(2)	17,713	19,220
Total net premiums earned	$43,523,063	$28,819,902

Net loss and loss adjustment expenses(4):
Personal lines	$24,731,759	$14,712,194
Livery physical damage	1,458,305	1,680,651
Other(2)	14,667	(13,147)
Unallocated loss adjustment expenses	1,361,872	1,176,703
Total without commercial lines in run-off	27,566,603	17,556,401
Commercial lines (in run-off effective July 2019)(2)	(391,525)	303,186
Total net loss and loss adjustment expenses	$27,175,078	$17,859,587

Net loss ratio(4):
Personal lines	61.9%	58.6%
Livery physical damage	40.9%	45.3%
Other(2)	82.8%	(68.4%)
Total without commercial lines in run-off	63.3%	60.9%
Commercial lines (in run-off effective July 2019)(3)	na	na
Total	62.4%	62.0%
(1)Direct written premiums and net written premiums are a non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures". See "Non-GAAP Financial Measures" below for the reconciliation of direct written premiums, and net written premiums to the GAAP measure of net premiums earned.
(2)“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(3)In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(4)See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months ended March 31, 2025 and 2024.

Insurance Underwriting Business on a Standalone Basis(1)
Our insurance underwriting business reported on a standalone basis(1) for the periods indicated is as follows:

	Three Months Ended March 31,
	2025	2024
Revenues
Net premiums earned	$43,523,063	$28,819,902
Ceding commission revenue	2,958,691	4,567,111
Net investment income	2,048,596	1,502,860
Net (losses) gains on investments	(137,979)	653,819
Gain on sale of real estate	1,965,989	—
Other income	139,954	148,167
Total revenues	50,498,314	35,691,859

Expenses
Loss and loss adjustment expenses	27,175,078	17,859,587
Commission expense	9,312,880	7,851,812
Other underwriting expenses	7,405,422	5,880,605
Depreciation and amortization	623,863	596,513
Interest expense	81,477	98,456
Total expenses	44,598,720	32,286,973

Income from operations	5,899,594	3,404,886
Income tax expense	1,233,125	719,114
Net income from insurance underwriting business on a standalone basis(1)	$4,666,469	$2,685,772

Key Measures:
Net loss ratio	62.4%	62.0%
Net underwriting expense ratio	31.3%	31.3%
Net combined ratio	93.7%	93.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$16,718,302	$13,732,417
Less: Ceding commission revenue	(2,958,691)	(4,567,111)
Less: Other income	(139,954)	(148,167)
Net underwriting expenses	$13,619,657	$9,017,139

Net premiums earned	$43,523,063	$28,819,902

Net Underwriting Expense Ratio	31.3%	31.3%

__________________
(1) Net income from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net income without the effect of holding company operations on GAAP net income. See "Non-GAAP Financial Measures" for the reconciliation of net income from insurance underwriting business on a standalone basis to the GAAP measure of net income.

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Three months ended March 31, 2025
Written premiums	$58,174,996	$-	$2,834,411	$61,009,407
Change in unearned premiums	2,470,381	-	(19,956,725)	(17,486,344)
Earned premiums	$60,645,377	$-	$(17,122,314)	$43,523,063

Loss and loss adjustment expenses excluding
the effect of catastrophes	$33,341,330	$-	$(6,916,449)	$26,424,881
Catastrophe loss	893,092	-	(142,895)	750,197
Loss and loss adjustment expenses	$34,234,422	$-	$(7,059,344)	$27,175,078

Loss ratio excluding the effect of catastrophes(2)	55.0%	0.0%	40.4%	60.7%
Catastrophe loss	1.5%	0.0%	0.8%	1.7%
Loss ratio	56.5%	0.0%	41.2%	62.4%

Three months ended March 31, 2024
Written premiums	$49,324,616	$-	$(11,229,217)	$38,095,399
Change in unearned premiums	671,762	-	(9,947,259)	(9,275,497)
Earned premiums	$49,996,378	$-	$(21,176,476)	$28,819,902

Loss and loss adjustment expenses excluding
the effect of catastrophes	$20,642,101	$-	$(4,268,162)	$16,373,939
Catastrophe loss	2,078,986	-	(593,338)	1,485,648
Loss and loss adjustment expenses	$22,721,087	$-	$(4,861,500)	$17,859,587

Loss ratio excluding the effect of catastrophes(2)	41.3%	0.0%	20.2%	56.8%
Catastrophe loss	4.2%	0.0%	2.8%	5.2%
Loss ratio	45.4%	0.0%	23.0%	62.0%
(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended March 31,
	2025	2024

Net premiums earned	$43,523,063	$28,819,902
Ceding commission revenue	2,958,691	4,567,111
Other income	139,954	148,167

Loss and loss adjustment expenses(1)	27,175,078	17,859,587

Acquisition costs and other underwriting expenses:
Commission expense	9,312,880	7,851,812
Other underwriting expenses	7,405,422	5,880,605
Total acquisition costs and other underwriting expenses	16,718,302	13,732,417

Underwriting income	$2,728,328	$1,943,176

Key Measures:
Net loss ratio excluding the effect of catastrophes(2)	60.7%	56.8%
Effect of catastrophe loss on net loss ratio(1)(2)	1.7%	5.2%
Net loss ratio	62.4%	62.0%

Net underwriting expense ratio excluding the effect of catastrophes(2)	31.3%	31.3%
Effect of catastrophe loss on net underwriting expense ratio(2)	0.0%	0.0%
Net underwriting expense ratio	31.3%	31.3%

Net combined ratio excluding the effect of catastrophes(2)	92.0%	88.1%
Effect of catastrophe loss on net combined ratio(1)(2)	1.7%	5.2%
Net combined ratio	93.7%	93.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$16,718,302	$13,732,417
Less: Ceding commission revenue	(2,958,691)	(4,567,111)
Less: Other income	(139,954)	(148,167)
	$13,619,657	$9,017,139

Net earned premium	$43,523,063	$28,819,902

Net Underwriting Expense Ratio	31.3%	31.3%

(1)For the three months ended March 31, 2025 and 2024, includes the sum of net catastrophe losses and loss adjustment expenses of $750,197 and $1,485,648, respectively.
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

Investments
Portfolio Summary
Fixed-Maturity Securities
The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$4,991,733	$17	$-	$—	$4,991,750	2.4%

Political subdivisions of States, Territories and Possessions	24,267,119	62,010	-	(2,945,087)	21,384,042	10.5%

Corporate and other bonds Industrial and miscellaneous	109,603,106	22,136	(495,587)	(3,992,684)	105,136,971	51.5%

Residential mortgage and other asset backed securities (1) (2)	78,020,973	300,333	(17,773)	(5,533,927)	72,769,606	35.6%
Total fixed-maturity securities	$216,882,931	$384,496	$(513,360)	$(12,471,698)	$204,282,369	100.0%

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$—	$—	$—	$-	$—	—%

Political subdivisions of States, Territories and Possessions	24,271,177	-	(73,589)	(3,324,491)	20,873,097	11.2%

Corporate and other bonds Industrial and miscellaneous	112,507,436	-	(1,024,461)	(4,690,597)	106,792,378	57.1%

Residential mortgage and other asset backed securities (1) (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	31.7%
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	100.0%
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024. KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of March 31, 2025 and December 31, 2024, the amount of required collateral was approximately $4,885,000 and $5,308,000, respectively. As of March 31, 2025 and December 31, 2024, the estimated fair value of the eligible collateral was approximately $4,885,000 and $5,308,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2025, the estimated fair value of the eligible investments was approximately $10,102,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2025 and December 31, 2024 there was no outstanding balance on the FHLBNY credit line.

Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,668,147)	$7,082,175	70.1%
Fixed income exchange traded funds	3,711,232	-	(756,232)	2,955,000	29.2%
FHLBNY common stock	66,000	-	-	66,000	0.7%
Total	$13,527,554	$-	$(3,424,379)	$10,103,175	100.0%

	December 31, 2024
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705	71.2%
Fixed income exchange traded funds	3,711,232		(808,432)	2,902,800	28.2%
FHLBNY common stock	66,000	-	-	66,000	0.6%
Total	$13,527,554	$—	$(3,231,049)	$10,296,505	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of March 31, 2025 and December 31, 2024:

	March 31, 2025			December 31, 2024
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,450,693	$4,437,733	$1,987,040	$2,393,616	$4,380,656

Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,249	$381	$(17,103)	$(10,865)	$1,201,662	20.1%

Political subdivisions of States, Territories and Possessions	499,859	-	(39)	-	499,820	8.4%

Exchange traded debt	304,111	-	-	(60,111)	244,000	4.1%

Corporate and other bonds Industrial and miscellaneous	5,012,804	-	-	(981,799)	4,031,005	67.4%

Total	$7,046,023	$381	$(17,142)	$(1,052,775)	$5,976,487	100.0%

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$-	$(39,630)	$(15,990)	$1,173,550	19.7%

Political subdivisions of States, Territories and Possessions	499,719	-	(654)	-	499,065	8.4%

Exchange traded debt	304,111	-	-	(55,611)	248,500	4.2%

Corporate and other bonds Industrial and miscellaneous	5,014,342	-	-	(976,192)	4,038,150	67.8%

Total	$7,047,342	$-	$(40,284)	$(1,047,793)	$5,959,265	100.0%
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of March 31, 2025 and December 31, 2024 is shown below:

	March 31, 2025		December 31, 2024
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$499,859	$499,820	$499,719	$499,065
One to five years	2,053,225	1,949,757	622,375	600,288
Five to ten years	-	-	1,427,579	1,323,600
More than 10 years	4,492,939	3,526,910	4,497,669	3,536,312
Total	$7,046,023	$5,976,487	$7,047,342	$5,959,265

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2025 and December 31, 2024 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	March 31, 2025		December 31, 2024
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$4,991,750	2.4%	$—	—%

Corporate and municipal bonds
AAA	3,297,183	1.6%	3,232,352	1.7%
AA	23,320,355	11.4%	22,844,557	12.2%
A	61,321,150	30.0%	61,528,377	32.9%
BBB+	20,063,125	9.8%	20,827,660	11.1%
BBB	12,554,470	6.1%	13,933,733	7.5%
BBB-	957,607	0.5%	1,953,596	1.0%
BB	996,100	0.5%	991,550	0.5%
Total corporate and municipal bonds	122,509,990	59.9%	125,311,825	66.9%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	22,059,744	10.8%	15,961,257	8.5%
AA	42,405,640	20.8%	34,893,057	18.7%
A	11,528,854	5.6%	9,927,371	5.3%
CCC	367,211	0.2%	372,787	0.2%
CC	82,176	—%	82,696	—%
Non rated	337,004	0.2%	344,445	0.2%
Total residential mortgage backed, asset backed, and other collateralized obligations	76,780,629	37.6%	61,581,613	32.9%

Total	$204,282,369	100.0%	$186,893,438	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2025 and December 31, 2024:

Category	March 31, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government corporations and agencies	4.10%	3.62%

Political subdivisions of States, Territories and Possessions	3.77%	3.85%

Corporate and other bonds Industrial and miscellaneous	3.84%	3.86%

Residential mortgage backed securities	3.12%	3.31%

Total	3.59%	3.68%
The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Weighted average effective maturity	9.7	7.6

Weighted average final maturity	13.1	11.0

Effective duration	4.5	3.9
Fair Value Consideration
Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2025 and December 31, 2024, 68% and 65%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$—	$—	0	$—	$—

Political subdivisions of States, Territories and Possessions	-	-	-	13,539,593	(2,945,087)	12	13,539,593	(2,945,087)

Corporate and other bonds industrial and miscellaneous	51,949,158	(495,587)	60	51,520,947	(3,992,684)	63	103,470,105	(4,488,271)

Residential mortgage and other asset backed securities	5,884,488	(17,773)	8	35,096,038	(5,533,927)	36	40,980,526	(5,551,700)

Total fixed-maturity securities	$57,833,646	$(513,360)	68	$100,156,578	$(12,471,698)	111	$157,990,224	$(12,985,058)

	December 31, 2024
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	7,705,370	(73,589)	6	13,167,726	(3,324,491)	12	20,873,096	(3,398,080)

Corporate and other bonds industrial and miscellaneous	51,411,296	(1,024,461)	60	55,381,083	(4,690,597)	68	106,792,379	(5,715,058)

Residential mortgage and other asset backed securities	19,315,521	(209,890)	22	35,206,442	(6,211,339)	36	54,521,963	(6,421,229)

Total fixed-maturity securities	$78,432,187	$(1,307,940)	88	$103,755,251	$(14,226,427)	116	$182,187,438	$(15,534,367)
There were 179 securities at March 31, 2025 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 204 securities at

December 31, 2024 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.
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
The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the three months ended March 31, 2025, KICO did not pay any dividends to us. As of March 31, 2025, KICO had eligible unassigned surplus of $12,523,637 and was able to pay dividends; however, KICO has an agreement with the New York State Department of Financial Services pursuant to which KICO may only pay dividends to us for purposes of paying operating expenses and debt obligations.
KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is December 31, 2024. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, KICO is currently only able to borrow on an overnight basis. The maximum allowable advance as of March 31, 2025, based on the net admitted assets as of December 31, 2024, was approximately $14,861,000. Available collateral as of March 31, 2025 was approximately $10,102,000. Advances are limited to 85% of the amount of available collateral. There were no borrowings under this facility during Three Months 2025.
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
In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we initially had the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, we filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the three months ended March 31, 2025, we sold 612,999 shares of our Common Stock at a weighted average price of $16.00 per share and raised $9,545,692 in net proceeds under the ATM program. As of March 31, 2025, we had remaining capacity to sell up to an additional $15,945,937 of our Common Stock under the ATM program.
On September 12, 2024, we issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Beginning in the third quarter of 2024 through Three Months 2025, we paid optional principal amounts, reducing the balance of the 2024 Notes, and completely satisfying the obligation on February 24, 2025.

If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months ended March 31,	2025	2024

Cash flows provided by (used in):
Operating activities	$17,857,307	$6,098,220
Investing activities	(11,844,067)	(11,587,350)
Financing activities	2,807,501	(288,568)
Net increase (decrease) in cash and cash equivalents	8,820,741	(5,777,698)
Cash and cash equivalents, beginning of period	28,669,441	8,976,998
Cash and cash equivalents, end of period	$37,490,182	$3,199,300
Net cash provided by operating activities was $17,857,000 in Three Months 2025 as compared to $6,098,000 provided by operating activities in Three Months 2024. The $11,759,000 increase in cash flows provided by operating activities in Three Months 2025 as compared to Three Months 2024 was primarily the result of an increase in net income (adjusted for non-cash items) of $992,000 and cash provided from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $11,844,000 in Three Months 2025 compared to $11,587,000 used in investing activities in Three Months 2024 resulting in a $257,000 increase in net cash used in investing activities. In Three Months 2025, we had net cash used by our investment portfolio of $14,581,000, compared to $11,046,000 used in Three Months 2024. In Three Months 2025 one of our subsidiaries received gross proceeds of $3,600,000 from the sale of real estate that was used as our headquarters building.
Net cash provided by financing activities was $2,808,000 in Three Months 2025 compared to $289,000 used in Three Months 2024. During Three Months 2025, we received net proceeds of $9,545,000 from our ATM offering. This amount was offset primarily by principal payments of $5,950,000 on our 2024 Notes, $299,000 on our equipment financing debt in connection with KICO’s sale-leaseback transaction and $531,000 for withholding taxes paid on vested restricted stock awards and the exercise of stock options. The principal payments on the 2024 Notes were made by using a portion of the net proceeds from our ATM offering. Net cash used in financing activities in Three Months 2024 was primarily principal payments on our equipment financing debt.
Reinsurance
On January 1, 2024, we entered into a 27% quota share reinsurance treaty for our personal lines business, which primarily consists of homeowners’ and dwelling fire policies, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”).
Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2024 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2024 (as discussed below). Effective January 1, 2024, we renewed an underlying excess of loss treaty ("Underlying XOL Treaty") covering the period from January 1, 2024 through January 1, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. For the period October 1, 2024 through April 30, 2025, we purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Effective July 1, 2024, we purchased $275,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $315,000,000 of catastrophe reinsurance in excess of $10,000,000 in the expiring treaty. Our ability to reduce the top limit of our catastrophe reinsurance was due to our tightened underwriting as discussed above and curtailing new business growth through June 30, 2024, which reduced our probable maximum loss. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2025/2026 Treaty		2024/2025 Treaty
Line of Business	July 1, 2025 to January 1, 2026	January 1, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (7)	16%	16%	27%	27%
Risk retained on initial
$1,000,000 of losses (5) (6) (7)	$840,000	$840,000	$730,000	$730,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2026	January 1, 2026	January 1, 2025	January 1, 2025
Excess of loss coverage and
facultative facility
coverage (1) (5) (6)	$(6)	$8,400,000	$8,400,000	$8,400,000
		in excess of	in excess of	in excess of
		$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (5) (6)	$160,000	$8,360,000	$8,470,000	$8,470,000
Losses per occurrence
subject to reinsurance
coverage (6)	$1,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(6)	June 30, 2025	June 30, 2025	June 30, 2024

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (6)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (6) (7) (8) (9)	(6)	$4,250,000	$4,750,000	$9,500,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (6)	(6)	$275,000,000	$275,000,000	$315,000,000

Reinstatement premium
protection (3) (4)	(6)	Yes	Yes	Yes

(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2025.
(2)Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on the first layer of $5,000,000 in excess of $5,000,000. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(3)For the period July 1, 2023 through June 30, 2024, reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(4)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(5)For the period January 1, 2024 through June 30, 2025, Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty.
(6)Excess of loss coverage and facultative facility, Underlying XOL Treaty, and catastrophe reinsurance treaties will expire on June 30, 2025, with none of these coverages to be in effect during the period from July 1, 2025 through January 1, 2026. If and when these treaties are renewed on July 1, 2025, the excess of loss and facultative facility, Underlying XOL Treaty, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2025 through January 1, 2026 is currently only covered under the 2025/2026 Treaty. The 2025/2026 Treaty will expire on January 1, 2026.
(7)For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a named catastrophe event.
(8)Plus losses in excess of catastrophe coverage
(9)For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Retention for winter storms under this treaty is $4,800,000 under the 2024/2025 Treaty and $5,200,000 under the 2025/2026 Treaty.

	Treaty Year
Line of Business	July 1, 2024 to June 30, 2025	July 1, 2023 to June 30, 2024

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2025	June 30, 2024

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
The Three Months 2025 included continuing economic inflation, albeit tempered compared to previous years, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities, and in Three Months 2025, we experienced a significant recovery of these losses. For Three Months 2025, the continuing economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.
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
On April 14, 2025, KICO entered into an agreement to offer a replacement policy to selected Homeowners policyholders in Downstate New York as one of our competitors pivots focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, was approved by the New York Department of Financial Services. This transaction encompasses approximately $70 million in written premium.The Withdrawal Plan will enable KICO to work with new distribution partners to further increase our footprint in Downstate New York by offering an alternative policy to selected Homeowners policyholders with effective dates starting in the third quarter of 2025.
See “Forward-Looking Statements” before Part I, Item 1.
Non-GAAP Financial Measures
Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP.

The following table reconciles Core written premiums, Non-Core written premiums, direct written premiums, and net written premiums to net premiums earned for the periods presented:

	Three Months Ended March 31,
	2025	2024

Direct written premiums
Core written premiums	$57,174,882	$46,587,004
Non-Core written premiums	1,000,114	2,737,612
Total direct written premiums	58,174,996	49,324,616
Ceded written premiums	2,834,411	(11,229,217)
Net written premiums	61,009,407	38,095,399
Change in unearned premiums	(17,486,344)	(9,275,497)
Net premiums earned	$43,523,063	$28,819,902

The following table reconciles the underlying loss ratio, the net loss ratio excluding the effect of catastrophes and the catastrophe loss ratio to the net loss ratio for the periods presented:

	Three Months Ended March 31,
	2025	2024

Underlying Loss Ratio	62.1%	58.8%

Effect of prior year reserve development	(1.4%)	(2.0%)
Net loss ratio excluding the effect of catastrophes	60.7%	56.8%
Effect of catastrophes	1.7%	5.2%
GAAP net loss ratio	62.4%	62.0%

The following table reconciles the net loss ratio excluding commercial lines business to the net loss ratio for the periods presented:

	Three Months Ended March 31,
	2025	2024

Net loss ratio excluding the effect of commercial lines business	63.3%	60.9%
Effect of commercial lines business	(0.9%)	1.1%
GAAP net loss ratio	62.4%	62.0%

The following table reconciles net income from insurance underwriting business on a standalone basis to GAAP net income for the periods presented:

	Three Months Ended March 31,
	2025	2024

Net income from insurance underwriting business on a standalone basis	$4,666,469	$2,685,772
Holding company operations	(783,809)	(1,259,093)
GAAP net income	$3,882,660	$1,426,679

The following table reconciles the net loss ratio excluding the effect of catastrophes, net underwriting expense ratio excluding the effect of catastrophes, and net combined ratio excluding the effect of catastrophes to GAAP net loss ratio, GAAP net underwriting expense ratio, and GAAP net combined ratio for the periods presented:

	Three Months Ended March 31,
	2025	2024

Net loss ratio excluding the effect of catastrophes	60.7%	56.8%
Effect of catastrophes	1.7%	5.2%
GAAP net loss ratio	62.4%	62.0%

Net underwriting expense ratio excluding the effect of catastrophes	31.3%	31.3%
Effect of catastrophes	0.0%	0.0%
GAAP net underwriting expense ratio	31.3%	31.3%

Net combined ratio excluding the effect of catastrophes	92.0%	88.1%
Effect of catastrophes	1.7%	5.2%
GAAP net combined ratio	93.7%	93.3%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable to smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025.
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

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. In particular, we have recently implemented a new financial reporting system which we believe has remediated the disclosure control deficiency. It will require time to demonstrate the effectiveness of the remediation, and as such we concluded that the disclosure controls and procedures were not effective as of March 31, 2025.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report") filed with the SEC, and Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None.
(b)Not applicable.
(c)None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 15, 2014).

3(b)	By-laws, as amended
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: May 15, 2025	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer

Dated: May 15, 2025	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Accounting Officer