Form 10-Q
period 2025-06-30
KINGSTONE COMPANIES, INC.
filed 2025-08-14
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 11, 2025, there were 14,140,604 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,967,140 at June 30, 2025 and $5,959,265 at December 31, 2024)	$7,045,231	$7,047,342
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $228,986,581 at June 30, 2025 and $202,308,158 at December 31, 2024)	217,679,350	186,893,438
Equity securities, at fair value (cost of $13,546,654 at June 30, 2025 and $13,527,554 at December 31, 2024)	10,027,099	10,296,505
Other investments	5,083,438	4,380,656
Total investments	239,835,118	208,617,941
Cash and cash equivalents	33,714,432	28,669,441
Premiums receivable, net of allowance for credit losses of $461,200 at June 30, 2025, 2025 and $402,290 at December 31, 2024	17,277,970	21,766,988
Reinsurance receivables, net	55,439,043	69,322,436
Prepaid reinsurance	3,649,273	-
Deferred policy acquisition costs	23,848,030	24,732,371
Intangible assets	500,000	500,000
Property and equipment, net	7,853,192	9,283,970
Deferred income taxes, net	5,107,644	5,597,920
Other assets	6,196,823	6,424,776
Total assets	$393,421,525	$374,915,843

Liabilities
Loss and loss adjustment expense reserves	$133,927,454	$126,210,428
Unearned premiums	130,263,096	134,701,733
Advance premiums	5,712,581	3,503,063
Reinsurance balances payable	5,440,516	10,509,121
Deferred ceding commission revenue	6,995,648	11,541,239
Accounts payable, accrued expenses and other liabilities	7,984,147	10,570,388
Income taxes payable	3,159,483	—
Debt, net (current $1,259,559 and long-term $3,801,149 at June 30, 2025, current $6,849,257 and long-term $4,322,163 at December 31, 2024)	5,060,708	11,171,420
Total liabilities	298,543,633	308,207,392

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	-	-
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 15,661,240 shares at June 30, 2025 and 14,448,205 shares at December 31, 2024; outstanding 14,137,115 shares at June 30, 2025 and 12,924,080 shares at December 31, 2024	156,612	144,482
Capital in excess of par	98,840,728	89,063,326
Accumulated other comprehensive loss	(8,930,559)	(12,175,476)
Retained earnings (accumulated deficit)	10,379,118	(4,755,874)
Stockholders' Equity before treasury stock	100,445,899	72,276,458
Treasury stock, at cost, 1,524,125 shares at June 30, 2025 and 1,524,125 at December 31, 2024	(5,568,007)	(5,568,007)
Total stockholders' equity	94,877,892	66,708,451

Total liabilities and stockholders' equity	$393,421,525	$374,915,843
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Net premiums earned	$46,215,260	$30,303,612	$89,738,323	$59,123,514
Ceding commission revenue	3,081,556	4,561,961	6,040,247	9,129,072
Net investment income	2,300,267	1,764,596	4,348,863	3,267,456
Net gains (losses) on investments	546,451	(233,606)	408,472	492,785
Realized gain on sale of real estate	—	—	1,965,989	—
Other income	151,245	105,552	291,660	254,465
Total revenues	52,294,779	36,502,115	102,793,554	72,267,292

Expenses
Loss and loss adjustment expenses	17,927,162	14,238,308	45,102,240	32,097,895
Commission expense	10,629,629	8,232,480	19,942,509	16,084,292
Other underwriting expenses	7,727,367	5,900,525	15,132,789	11,781,130
Other operating expenses	1,153,480	800,966	2,189,217	1,579,048
Depreciation and amortization	613,364	619,934	1,237,227	1,216,447
Interest expense	77,074	989,723	304,528	1,983,598
Total expenses	38,128,076	30,781,936	83,908,510	64,742,410

Income from operations before taxes	14,166,703	5,720,179	18,885,044	7,524,882
Income tax expense	2,914,371	1,205,242	3,750,052	1,583,266
Net income	11,252,332	4,514,937	15,134,992	5,941,616

Other comprehensive income (loss), net of tax
Gross decrease (increase) in unrealized losses on available-for-sale-securities	1,289,253	109,784	4,101,685	(450,563)

Reclassification adjustment for realized losses included in net income	4,078	4,662	5,804	7,529
Net decrease (increase) in unrealized losses	1,293,331	114,446	4,107,489	(443,034)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(271,600)	(24,034)	(862,572)	93,038
Other comprehensive income (loss), net of tax	1,021,731	90,412	3,244,917	(349,996)

Comprehensive income	$12,274,063	$4,605,349	$18,379,909	$5,591,620

Earnings per common share:
Basic	$0.81	$0.41	$1.10	$0.54
Diluted	$0.78	$0.37	$1.07	$0.50

Weighted average common shares outstanding
Basic	13,925,707	11,019,347	13,700,308	11,009,442
Diluted	14,387,538	12,110,946	14,148,748	11,987,976

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2025

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, April 1, 2025	-	$-	15,283,417	$152,834	$98,450,640	$(9,952,290)	$(873,214)	1,524,125	$(5,568,007)	$82,209,963
Stock-based compensation	-	-	-	-	471,857	-	-	-	-	471,857
Vesting of restricted stock awards	-	-	3,334	33	(33)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(1,202)	(12)	(17,608)	-	-	-	-	(17,620)
Exercise of stock options	-	-	4,057	41	898	-	-	-	-	939
Offering costs on previously issued common stock	-	-	-	-	(61,310)	-	-	-	-	(61,310)
Exercise of warrants	-	-	371,634	3,716	(3,716)	-	-	-	-	-
Net income	-	-	-	-	-	-	11,252,332	-	-	11,252,332
Decrease in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	1,021,731	-	-	-	1,021,731
Balance, June 30, 2025	-	$-	15,661,240	$156,612	$98,840,728	$(8,930,559)	$10,379,118	1,524,125	$(5,568,007)	$94,877,892

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2024

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, April 1, 2024	-	$-	12,479,422	$124,794	$75,595,096	$(12,714,971)	$(21,687,631)	1,471,406	$(5,567,481)	$35,749,807
Stock-based compensation	-	-	-	-	281,416	-	-	-	-	281,416
Vesting of restricted stock awards			1,026	10	(10)					-
Shares deducted from restricted stock awards for payment of withholding taxes			(428)	(4)	(1,984)					(1,988)
Issuance of common stock, net of offering costs of $103,385			56,109	561	167,629					168,190
Net income	-	-	-	-	-	-	4,514,937	-	-	4,514,937
Decrease in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	90,412	-	-	-	90,412
Balance, June 30, 2024	-	$-	12,536,129	$125,361	$76,042,147	$(12,624,559)	$(17,172,694)	1,471,406	$(5,567,481)	$40,802,774

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2025

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2025	-	$-	14,448,205	$144,482	$89,063,326	$(12,175,476)	$(4,755,874)	1,524,125	$(5,568,007)	$66,708,451
Stock-based compensation	-	-	-	-	810,867	-	-	-	-	810,867
Vesting of restricted stock awards	-	-	216,226	2,162	(2,162)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(35,942)	(359)	(548,141)	-	-	-	-	(548,500)
Exercise of stock options	-	-	48,986	490	56,598	-	-	-	-	57,088
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(868)	(9)	(14,296)					(14,305)
Issuance of common stock, net of offering costs of $324,134	-	-	612,999	6,130	9,478,252	-	-	-	-	9,484,382
Exercise of warrants	-	-	371,634	3,716	(3,716)	-	-	-	-	-
Net income	-	-	-	-	-	-	15,134,992	-	-	15,134,992
Decrease in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	3,244,917	-	-	-	3,244,917
Balance, June 30, 2025	-	$-	15,661,240	$156,612	$98,840,728	$(8,930,559)	$10,379,118	1,524,125	$(5,568,007)	$94,877,892

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2024

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2024	-	$-	12,248,313	$122,483	$75,338,010	$(12,274,563)	$(23,114,310)	1,471,406	$(5,567,481)	$34,504,139
Stock-based compensation	-	-	-	-	547,205	-	-	-	-	547,205
Vesting of restricted stock awards	-	-	234,653	2,346	(2,346)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(2,946)	(29)	(8,351)	-	-	-	-	(8,380)
Issuance of common stock, net of offering costs of $103,385	-	-	56,109	561	167,629	-	-	-	-	168,190
Net income	-	-	-	-	-	-	5,941,616	-	-	5,941,616
Increase in unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(349,996)	-	-	-	(349,996)
Balance, June 30, 2024	-	$-	12,536,129	$125,361	$76,042,147	$(12,624,559)	$(17,172,694)	1,471,406	$(5,567,481)	$40,802,774

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30, 2025	2025	2024

Cash flows from operating activities:
Net income	$15,134,992	$5,941,616
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses on investments	5,804	425,776
Net unrealized losses (gains) on equity investments	288,506	(622,874)
Net unrealized gains on other investments	(702,782)	(295,687)
Gain on sale of real estate	(1,965,989)	—
Depreciation and amortization	1,237,227	1,216,447
Credit losses	69,060	53,865
Accretion of bond discount, net	(28,977)	(362,020)
Amortization of discount and issuance costs on debt	62,757	593,838
Loss on extinguishment of debt	174,962	—
Stock-based compensation	810,867	547,205
Deferred income tax (benefit) expense	(372,296)	1,583,266
Decrease (increase) in operating assets:
Premiums receivable, net	4,419,958	(1,625,197)
Reinsurance receivables, net	13,883,393	9,278,490
Prepaid reinsurance	(3,649,273)	—
Deferred policy acquisition costs	884,341	227,800
Other assets	432,234	431,785
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	7,717,026	(5,240,372)
Unearned premiums	(4,438,637)	1,813,141
Advance premiums	2,209,518	1,157,841
Reinsurance balances payable	(5,068,605)	(2,355,544)
Deferred ceding commission revenue	(4,545,591)	(183,783)
Accounts payable, accrued expenses and other liabilities	573,242	629,295
Net cash flows provided by operating activities	27,131,737	13,214,888

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	(46,825,871)	(80,234,996)
Sale and maturity - fixed-maturity securities available-for-sale	20,172,732	68,122,546
Purchase - equity securities	(19,100)	—
Sale - equity securities	—	3,538,730
Proceeds from sale of real estate	3,600,000	—
Acquisition of property and equipment	(1,440,460)	(1,038,479)
Net cash flows used in investing activities	(24,512,699)	(9,612,199)

Cash flows from financing activities:
Principal payments on equipment financing	(602,712)	(568,504)
Principal payment on 2024 Notes	(5,950,000)	-
Proceeds from exercise of stock options	57,088	-
Withholding taxes paid on net exercise of stock options	(14,305)	-
Withholding taxes paid on vested restricted stock awards	(548,500)	(8,380)
Net proceeds from issuance of common stock	9,484,382	168,190
Net cash flows provided by (used in) financing activities	2,425,953	(408,694)

Increase in cash and cash equivalents	$5,044,991	$3,193,995
Cash and cash equivalents, beginning of period	28,669,441	8,976,998
Cash and cash equivalents, end of period	$33,714,432	$12,170,993

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,353,000	$-
Cash paid for interest	$1,370,448	$1,389,759

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income (loss), net of tax	$3,244,917	$(349,996)

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Business and Basis of Presentation
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), operates through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended June 30, 2025 and 2024, 97.9% and 95.9%, respectively, of KICO’s direct written premiums came from the New York policies. For the six months ended June 30, 2025 and 2024, 98.1% and 95.2%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025.

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
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires disaggregated disclosure of income statement expenses. ASU 2024-03 does not change the expense captions currently presented on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods, as amended by ASU 2025-01, beginning after December 15, 2026, and interim reporting periods within fiscal years beginning after December 15, 2027. ASU 2024-03 can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit losses has not been recorded, as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,969,707	$26	$(683)	$-	$5,969,050	$(657)

Political subdivisions of States, Territories and Possessions (1)	24,262,830	109,815	-	(2,955,097)	21,417,548	(2,845,282)

Corporate and other bonds industrial and miscellaneous (1)	108,053,269	106,466	(185,250)	(3,441,755)	104,532,730	(3,520,539)

Residential mortgage and other asset backed securities (1) (2)	90,700,775	480,276	(15,023)	(5,406,006)	85,760,022	(4,940,753)
Total fixed-maturity securities	$228,986,581	$696,583	$(200,956)	$(11,802,858)	$217,679,350	$(11,307,231)

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$-	$-	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions (1)	24,271,177	-	(73,589)	(3,324,491)	20,873,097	(3,398,080)

Corporate and other bonds industrial and miscellaneous (1)	112,507,436	-	(1,024,461)	(4,690,597)	106,792,378	(5,715,058)

Residential mortgage and other asset backed securities (1) (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	(6,301,582)
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	$(15,414,720)
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale-leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024 KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of June 30, 2025 and December 31, 2024, the amount of required collateral was approximately $4,462,000 and $5,308,000, respectively. As of June 30, 2025 and December 31, 2024, the estimated fair value of the eligible collateral was approximately $4,462,000 and $5,308,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2025 and December 31, 2024, the estimated fair value of the eligible investments was approximately $9,840,000 and $10,130,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2025 and December 31, 2024, there was no outstanding balance on the FHLBNY credit line.

A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2025 and December 31, 2024 is shown below:

	June 30, 2025		December 31, 2024
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$13,437,080	$13,373,658	$9,522,262	$9,484,834
One to five years	72,753,263	71,493,505	68,052,387	66,141,372
Five to ten years	35,376,800	33,053,951	38,159,446	34,068,922
More than 10 years	16,718,663	13,998,214	21,044,518	17,970,347
Residential mortgage and other asset backed securities	90,700,775	85,760,022	65,529,545	59,227,963
Total	$228,986,581	$217,679,350	$202,308,158	$186,893,438
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on fixed-maturity securities classified as available-for-sale as of June 30, 2025 and December 31, 2024, respectively.
Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,754,323)	$6,995,999
Fixed income exchange traded funds	3,711,232	-	(765,232)	2,946,000
FHLBNY common stock	85,100	-	-	85,100
Total	$13,546,654	$-	$(3,519,555)	$10,027,099

	December 31, 2024
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705
Fixed income exchange traded funds	3,711,232	-	(808,432)	2,902,800
FHLBNY common stock	66,000	-	-	66,000
Total	$13,527,554	$-	$(3,231,049)	$10,296,505

Other Investments
The cost and estimated fair value of, and gross gains on, the Company’s other investments as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025			December 31, 2024
Category	Cost	Gross Unrealized Gains	Estimated Fair Value	Cost	Gross Unrealized Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$3,096,398	$5,083,438	$1,987,040	$2,393,616	$4,380,656
Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,328	$-	$(25,668)	$(8,370)	$1,195,290	$(34,038)

Political subdivisions of States, Territories and Possessions	500,000	-	-	-	500,000	—

Exchange traded debt	304,111	-	-	(69,311)	234,800	(69,311)

Corporate and other bonds industrial and miscellaneous	5,011,792	-	-	(974,742)	4,037,050	(974,742)
Total	$7,045,231	$-	$(25,668)	$(1,052,423)	$5,967,140	$(1,078,091)

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains			Estimated Fair Value	Net Unrealized Losses
			Gross Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$—	$(39,630)	$(15,990)	$1,173,550	$(55,620)

Political subdivisions of States, Territories and Possessions	499,719	—	(654)	-	499,065	(654)

Exchange traded debt	304,111	-	-	(55,611)	248,500	(55,611)

Corporate and other bonds industrial and miscellaneous	5,014,342	-	-	(976,192)	4,038,150	(976,192)
Total	$7,047,342	$—	$(40,284)	$(1,047,793)	$5,959,265	$(1,088,077)
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.
A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2025 and December 31, 2024 is shown below:

	June 30, 2025		December 31, 2024
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$500,000	$500,000	$499,719	$499,065
One to five years	2,056,576	1,992,470	622,375	600,288
Five to ten years	—	—	1,427,579	1,323,600
More than 10 years	4,488,655	3,474,670	4,497,669	3,536,312
Total	$7,045,231	$5,967,140	$7,047,342	$5,959,265
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of June 30, 2025 and December 31, 2024, respectively.

Investment Income
Major categories of the Company’s net investment income are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Income:
Fixed-maturity securities	$2,130,385	$1,156,591	$4,061,683	$2,339,220
Equity securities	123,203	145,469	246,638	322,638
Cash and cash equivalents	103,147	492,054	143,808	688,191
Other	—	39,227	—	39,227
Total	2,356,735	1,833,341	4,452,129	3,389,276
Expenses:
Investment expenses	56,468	68,745	103,266	121,820
Net investment income	$2,300,267	$1,764,596	$4,348,863	$3,267,456
There were no redemptions of fixed-maturity securities held-to-maturity during the six months ended June 30, 2025 and 2024.
Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $20,172,732 and $68,122,546 for the six months ended June 30, 2025 and 2024, respectively.
Proceeds from the sale of equity securities were $0 and $3,538,730 for the six months ended June 30, 2025 and 2024, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$54	$721	$842	$805
Gross realized losses	(4,132)	(5,383)	(6,646)	(8,334)
	(4,078)	(4,662)	(5,804)	(7,529)

Equity securities:
Gross realized gains	-	-	-	5,120
Gross realized losses	-	(328,757)	-	(423,367)
	-	(328,757)	-	(418,247)

Net realized losses	(4,078)	(333,419)	(5,804)	(425,776)

Unrealized Gains (Losses)

Equity Securities:
Gross gains	-	-	-	622,874
Gross losses	(95,176)	(18,848)	(288,506)	-
	(95,176)	(18,848)	(288,506)	622,874

Other Investments:
Gross gains	645,705	118,661	702,782	295,687
Gross losses	-	-	-	-
	645,705	118,661	702,782	295,687

Net unrealized gains	550,529	99,813	414,276	918,561

Net gains (losses) on investments	$546,451	$(233,606)	$408,472	$492,785
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
The Company did not identify any available-for-sale securities as of June 30, 2025 and December 31, 2024 which presented a risk of loss due to credit deterioration of the security.
At June 30, 2025 and December 31, 2024, there were 159 and 204 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the six months ended June 30, 2025 and 2024. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.
The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2025 as follows:

	June 30, 2025
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,972,290	$(683)	4	$-	-	-	$3,972,290	$(683)

Political subdivisions of States, Territories and Possessions	-	-	-	13,521,944	(2,955,097)	12	13,521,944	(2,955,097)

Corporate and other bonds industrial and miscellaneous	38,830,938	(185,250)	40	47,251,942	(3,441,755)	57	86,082,880	(3,627,005)

Residential mortgage and other asset backed securities	6,549,447	(15,023)	10	34,268,752	(5,406,006)	36	40,818,199	(5,421,029)

Total fixed-maturity securities	$49,352,675	$(200,956)	54	$95,042,638	$(11,802,858)	105	$144,395,313	$(12,003,814)

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

Note 4 - Fair Value Measurements
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 indicating the level of the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2025
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$5,969,050	$-	$-	$5,969,050

Political subdivisions of States, Territories and Possessions	-	21,417,548	-	21,417,548

Corporate and other bonds industrial and miscellaneous	104,532,730	-	-	104,532,730

Residential mortgage and other asset backed securities	-	85,760,022	-	85,760,022
Total fixed maturities	110,501,780	107,177,570	-	217,679,350
Equity securities	10,027,099	-	-	10,027,099
Total investments, at fair value	$120,528,879	$107,177,570	$-	$227,706,449

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$—

Political subdivisions of States, Territories and Possessions	-	20,873,097	-	20,873,097

Corporate and other bonds industrial and miscellaneous	106,792,378	-	-	106,792,378

Residential mortgage and other asset backed securities	-	59,227,963	-	59,227,963
Total fixed maturities	106,792,378	80,101,060	-	186,893,438
Equity securities	10,296,505	-	-	10,296,505
Total investments, at fair value	$117,088,883	$80,101,060	$-	$197,189,943

The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of June 30, 2025 and December 31, 2024. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2025	December 31, 2024

Other Investments
Hedge fund	$5,083,438	$4,380,656
The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners, which are recorded in the condensed consolidated statements of income and comprehensive income within net (losses) gains on investments.

Note 5 - Fair Value of Financial Instruments and Real Estate
The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities, held-to maturity, Level 1	$7,045,231	$5,967,140	$7,047,342	$5,959,265
Fixed-maturity securities, available-for-sale, Level 1	$110,501,780	$110,501,780	$106,792,378	$106,792,378
Fixed-maturity securities, available-for-sale, Level 2	$107,177,570	$107,177,570	$80,101,060	$80,101,060
Cash and cash equivalents, Level 1	$33,714,432	$33,714,432	$28,669,441	$28,669,441
Premiums receivable, net, Level 1	$17,277,970	$17,277,970	$21,766,988	$21,766,988
Reinsurance receivables, net, Level 3	$55,439,043	$55,439,043	$69,322,436	$69,322,436
Real estate, net of accumulated depreciation, Level 3 (1)	$460,031	$940,000	$1,913,390	$3,540,000
Reinsurance balances payable, Level 3	$5,440,516	$5,440,516	$10,509,121	$10,509,121
Debt - 13.75% Senior Notes due 2026, Level 2	$-	$-	$5,508,000	$5,553,785
(1) As of December 31, 2024, real estate consisted of a complex which included an office building, a house and vacant land located in Kingston, New York. In March 2025, the office building and house were sold, leaving the vacant land as the only remaining real estate as of June 30, 2025. See Note 14 - Sale of Real Estate.

Note 6 – Property and Casualty Insurance Activity
Premiums Earned
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2025
Premiums written	$119,237,405	$-	$(6,017,324)	$113,220,081
Change in unearned premiums	4,438,637	-	(27,920,395)	(23,481,758)
Premiums earned	$123,676,042	$-	$(33,937,719)	$89,738,323

Six months ended June 30, 2024
Premiums written	$102,819,939	$-	$(23,299,863)	$79,520,076
Change in unearned premiums	(1,813,141)	-	(18,583,421)	(20,396,562)
Premiums earned	$101,006,798	$-	$(41,883,284)	$59,123,514

Three months ended June 30, 2025
Premiums written	$61,062,409	$—	$(8,851,735)	$52,210,674
Change in unearned premiums	1,968,256	—	(7,963,670)	(5,995,414)
Premiums earned	$63,030,665	$—	$(16,815,405)	$46,215,260

Three months ended June 30, 2024
Premiums written	$53,495,323	$—	$(12,070,646)	$41,424,677
Change in unearned premiums	(2,484,903)	—	(8,636,162)	(11,121,065)
Premiums earned	$51,010,420	$—	$(20,706,808)	$30,303,612
Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2025 and December 31, 2024 was $5,712,581 and $3,503,063, respectively.

Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Six months ended June 30,
	2025	2024

Balance at beginning of period	$126,210,428	$121,817,862
Less reinsurance recoverables	(32,322,637)	(33,288,650)
Net balance, beginning of period	93,887,791	88,529,212

Incurred related to:
Current year	45,914,496	33,094,050
Prior years	(812,256)	(996,155)
Total incurred	45,102,240	32,097,895

Paid related to:
Current year	18,399,950	14,180,114
Prior years	19,470,717	18,883,752
Total paid	37,870,667	33,063,866

Net balance at end of period	101,119,364	87,563,241
Add reinsurance recoverables	32,808,090	29,014,249
Balance at end of period	$133,927,454	$116,577,490
Incurred losses and LAE are presented net of reinsurance recoveries under reinsurance contracts of $10,645,332 and $9,820,083 for the six months ended June 30, 2025 and 2024, respectively.
Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2025 and 2024 was $(812,256) favorable and $(996,155) favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.
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

In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of June 30, 2022 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of June 30, 2025, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2025 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2016 to December 31, 2024 is presented as supplementary unaudited information.
All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of June 30, 2025
Accident Year	For the Years Ended December 31,									Six Months Ended June 30, 2025	IBNR	Cumulative Number of Reported Claims by Accident Year
	2016	2017	2018	2019	2020	2021	2022	2023	2024

	(Unaudited 2015 - 2024)									(Unaudited)

2016	$26,062	$24,941	$24,789	$27,887	$27,966	$27,417	$27,352	$27,271	$27,247	$27,221	$78	2,884
2017		31,605	32,169	35,304	36,160	36,532	36,502	36,819	37,268	37,356	193	3,401
2018			54,455	56,351	58,441	59,404	61,237	61,145	61,686	61,384	1,237	4,238
2019				75,092	72,368	71,544	71,964	73,310	74,363	74,608	1,685	4,508
2020					63,083	62,833	63,217	63,562	64,400	64,800	1,294	5,895
2021						96,425	96,673	96,134	96,771	97,030	1,822	5,834
2022							79,835	78,759	78,078	77,492	4,166	4,717
2023								78,978	72,025	71,622	8,741	4,094
2024									57,860	57,565	10,912	3,121
2025										41,862	13,092	1,078
									Total	$610,939

All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,									Six Months Ended June 30, 2025
	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited 2015 - 2024)									(Unaudited)

2016	$15,364	$19,001	$21,106	$23,974	$25,234	$25,750	$26,382	$26,854	$26,808	$26,876
2017		16,704	24,820	28,693	31,393	32,529	33,522	34,683	35,046	35,246
2018			32,383	44,516	50,553	52,025	54,424	56,199	57,185	57,651
2019				40,933	54,897	58,055	60,374	63,932	66,109	68,029
2020					39,045	50,719	53,432	56,523	59,220	60,345
2021						56,282	77,756	82,317	85,314	88,229
2022							45,856	65,732	68,170	68,923
2023								46,280	56,952	58,221
2024									29,013	37,967
2025										16,519
									Total	$518,007

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$92,932
All outstanding liabilities before 2016, net of reinsurance										1,569
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$94,501
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
The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the condensed consolidated balance sheet is as follows:
Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

(in thousands)	As of June 30, 2025
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$94,501
Total reinsurance recoverable on unpaid losses	32,808
Unallocated loss adjustment expenses	6,618
Total gross liability for loss and LAE reserves	$133,927
Reinsurance
On January 1, 2024, the Company entered into a 27% quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ and dwelling fire policies covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, the Company entered into a new 16% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”).

The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2025 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2025. Effective January 1, 2024, the Company renewed an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with the Company's excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. For the period October 1, 2024 through April 30, 2025, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows (see Note 15 - Subsequent Events, Reinsurance):

	Treaty Period
		2025/2026 Treaty		2024/2025 Treaty
Line of Business	January 2, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	(5)	16%	16%	27%	27%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	(5)	$840,000	$840,000	$730,000	$730,000
Losses per occurrence
subject to quota share
reinsurance coverage	(5)	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(5)	January 1, 2026	January 1, 2026	January 1, 2025	January 1, 2025
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$8,250,000	$8,250,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$750,000	$750,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$8,125,000	$8,285,000	$8,360,000	$8,470,000	$8,470,000
Losses per occurrence
subject to reinsurance
coverage (5)	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025	June 30, 2024

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	(5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	$6,000,000	$5,000,000	$4,250,000	$4,750,000	$9,500,000
Catastrophe loss
coverage (2) (5) (8)	$434,000,000	$435,000,000	$275,000,000	$275,000,000	$315,000,000

Reinstatement premium
protection (3)	Yes	Yes	Yes	Yes	Yes

(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2025.
(2)Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on 80% of the first layer of $5,000,000 in excess of $5,000,000, and one occurrence on 52% of the top layer of $240,000,000 in excess of $200,000,000, which is covered under the catastrophe bond. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(3)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2025 through June 30, 2026 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(4)For the period January 1, 2024 through June 30, 2025, the Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty. For the period July 1, 2025 through June 30, 2026, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Increased retention to $715,000 from $640,000 under the 2025/2026 Treaty (see note 5 below).
(5)The personal lines quota share treaty (homeowners, dwelling fire and canine liability) will expire on January 1, 2026, with none of these coverages to be in effect during the period from January 2, 2026 through June 30, 2026. If and when this treaty is renewed on January 2, 2026, the personal lines quota share treaty, will be as provided for therein. Reinsurance coverage in effect from January 2, 2026 through June 30, 2026 is only for excess of loss, Underlying XOL, and catastrophe reinsurance treaties.
(6)For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a named catastrophe event.
(7)Plus losses in excess of catastrophe coverage.
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Retention for winter storms under this treaty is $4,800,000 under the 2024/2025 Treaty and $5,200,000 under the 2025/2026 Treaty.

	Treaty Year
Line of Business	July 1, 2025 to June 30, 2026	July 1, 2024 to June 30, 2025	July 1, 2023 to June 30, 2024

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2026	June 30, 2025	June 30, 2024

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
Ceding Commission Revenue
The Company earned ceding commission revenue under the 2025/2026 Treaty for the three and six months ended June 30, 2025 based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a sliding scale ("Sliding Scale") of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The Sliding Scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.
The Company earned ceding commission revenue under the 2024/2025 Treaty for the three and six months ended June 30, 2024, based on a fixed provisional commission rate at which provisional ceding commissions were earned.
Ceding commission revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Provisional ceding commissions earned	$3,387,505	$4,561,998	$6,639,909	$9,117,238
Contingent ceding commissions earned	(305,949)	(37)	(599,662)	11,834
	$3,081,556	$4,561,961	$6,040,247	$9,129,072
Provisional ceding commissions are settled monthly. Balances due to, or from reinsurers for contingent ceding commissions on the 2025/2026 Treaty will be settled annually based on the Loss Ratio of the treaty year that ends on January 1. Balances due to or from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30, for the expired treaties that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of June 30, 2025 and December 31, 2024, net contingent ceding commissions payable to reinsurers under all treaties was approximately $1,326,000 and $727,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.
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
Note 7 – Debt
Federal Home Loan Bank
In July 2017, KICO became a member of, and invested in, the FHLBNY. KICO is required to maintain an investment in the capital stock of FHLBNY. Based on the redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At June 30, 2025 and December 31, 2024, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of June 30, 2025 and December 31, 2024 was approximately $15,704,000 and $13,637,000, respectively. The estimated fair value of available collateral as of June 30, 2025 and December 31, 2024 was approximately $9,840,000 and $10,130,000, respectively. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the six months ended June 30, 2025 and 2024.
Debt
Debt as of June 30, 2025 and December 31, 2024 consists of the following:

	June 30, 2025	December 31, 2024

13.75% Senior Notes due 2026, net	$-	$5,508,000
Equipment financing	5,060,708	5,663,420
Balance at end of period	$5,060,708	$11,171,420
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
The Company analyzed the 2024 Exchange Agreement under the FASB's Accounting Standards Codification ("ASC") 470–50 Debt—Modifications and Extinguishments. The Company determined that extinguishment accounting was applicable, as the present value of the cash flows of the 2024 Notes differed by more than 10% from the 2022 Notes, making it a substantial change in terms. As a result, the 2022 Notes were derecognized and the 2024 Notes recorded at fair value. No gain or loss was recognized on the 2024 Exchange. Unamortized debt issue costs of $296,533 related to extinguished debt were expensed at the time the 2022 Notes were extinguished and recorded as loss on extinguishment of debt. Fees paid to third parties of $203,381 have been capitalized and are being amortized as debt issuance costs associated with the 2024 Notes.
2024 Notes
As discussed above, on September 12, 2024, the Company issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Interest was payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants to purchase 969,525 shares of Common Stock of the Company was extended to June 30, 2026 from December 30, 2025 (see Note 8 – Stockholders’ Equity) and transaction costs were $203,381, for an effective yield of 14.35% per annum. The balance of the 2024 Notes as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024

13.75% Senior Notes due 2026	$-	$5,950,000
Warrants	-	(256,909)
Issuance costs	-	(185,091)
2024 Notes, net	$-	$5,508,000

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
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of June 30, 2025 and December 31, 2024, the amount of required collateral was approximately $4,462,000 and $5,308,000, respectively. As of June 30, 2025 and December 31, 2024, the fair value of KICO’s pledged collateral was approximately $4,462,000 and $5,308,000, respectively, in various fixed-maturity securities.
Future contractual payment obligations under the Financing as of June 30, 2025 are as follows:

For the Years Ending December 31,	Total
Remainder of 2025	$620,581
2026	1,296,900
2027	1,119,021
3,036,502
2028 purchase price	2,024,206
Total	$5,060,708

Note 8 – Stockholders’ Equity
Dividends Declared and Paid
On November 11, 2022, the Company’s Board of Directors determined to suspend regular quarterly dividends. Future dividend policy will be subject to the discretion of the Company’s Board of Directors. See Note 15 - Subsequent Events, Dividend Declared.
Preferred Stock
The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of June 30, 2025 and December 31, 2024.
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
As of June 30, 2025, there were 154,689 shares granted under the 2024 Plan.
Stock Options
The results of operations for the three months ended June 30, 2025 and 2024 include stock-based compensation expense for stock options totaling approximately $22,000 and $0, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. The results of operations for the six months ended June 30, 2025 and 2024 include stock-based compensation expense for stock options totaling approximately $44,000 and $53,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. Stock-based compensation expense related to stock options for the six months ended June 30, 2025 is net of estimated forfeitures of approximately 19%.
No options were granted during the six months ended June 30, 2025. The weighted average estimated fair value of stock options granted during the six months ended June 30, 2024 was $1.24 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
The following weighted average assumptions were used for grants during the following periods:

	Six months ended June 30,
	2025	2024

Dividend Yield	n/a	0.00%
Volatility	n/a	74.72%
Risk-Free Interest Rate	n/a	4.17%
Expected Life	n/a	3.50 years
There have been no stock options granted under the 2024 Plan. A summary of stock option activity under the Company’s 2014 Plan for the six months ended June 30, 2025 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2025	281,913	$2.71	3.74	$3,517,111

Granted	—	$—	—	$-
Exercised	(63,172)	$4.32	—	$713,366
Expired/Forfeited	(13,749)	$2.25	3.76	$201,202

Outstanding at June 30, 2025	204,992	$2.25	3.76	$2,937,327

Vested and Exercisable at June 30, 2025	80,024	$2.25	3.56	$1,146,662

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2025 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $16.58 closing price of the Company’s Common Stock on June 30, 2025. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.
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
The Company received $57,088 from the exercise of 25,422 options during the six months ended June 30, 2025. The remaining options exercised during the six months ended June 30, 2025 were Net Exercises and Share Exchanges, resulting in the issuance of 23,564 shares of Common Stock. No options were exercised during six months ended June 30, 2024.

As of June 30, 2025, the estimated fair value of unamortized compensation cost related to 135,385 unvested stock option awards was approximately $20,000. Unamortized compensation cost as of June 30, 2025 is expected to be recognized over a remaining weighted-average vesting period of 1.52 years.
Restricted Stock Awards
A summary of the restricted Common Stock activity under the 2014 Plan and the 2024 Plan for six months ended June 30, 2025 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2025	267,586	$5.24	$1,402,151

Granted	95,934	$15.47	$1,484,099
Vested	(216,226)	$3.80	$(821,659)
Forfeited	(10,703)	$9.09	$(97,290)

Balance at June 30, 2025	136,591	$14.40	$1,967,301

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended June 30, 2025 and 2024, stock-based compensation for these grants was approximately $442,000 and $228,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2025 and 2024, stock-based compensation for these grants was approximately $751,000 and $441,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees. Unamortized compensation cost of $1,293,283 as of June 30, 2025 is expected to be recognized over a remaining weighted-average vesting period of 1.59 years.
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
The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022. There was no offering pursuant to the ESPP from November 1, 2022 through December 31, 2024. Effective January 1, 2025, the Company initiated an offering period of January 1, 2025 through December 31, 2025 under the ESPP (the "2025 Offering'). For the three months ended June 30, 2025 and 2024, stock-based compensation under the 2025 Offering was approximately $7,000 and $0, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2025 and 2024, stock-based compensation under the 2025 Offering was approximately $16,000 and $0, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.

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

In accordance with ASC 815 - Derivatives and Hedging – Subsequent Measurement, the effect of a modification or an exchange shall be measured as the difference between the fair value of the modified or exchanged instrument and the fair value of that instrument immediately before it is modified or exchanged. The Company calculated the respective fair values and determined the difference was immaterial.
The Warrants are exercisable through June 30, 2026 at an exercise price of $1.00 per share. Holders of the Warrants may exercise their outstanding Warrants in cash, or, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the Warrants being exercised ("Net Exercise").
During the six months ended June 30, 2025, holders exercised 394,525 Warrants under Net Exercises, resulting in the issuance of 371,634 shares of Common Stock. No warrants were exercised or granted during the six months ended June 30, 2024.
As of June 30, 2025, Warrants for the purchase of an aggregate of 247,500 shares of Common Stock were outstanding.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company initially had the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, the Company filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the six months ended June 30, 2025, the Company sold 612,999 shares of its Common Stock at a weighted average price of $16.00 per share and raised $9,484,382 in net proceeds under the ATM program. As of June 30, 2025, the Company had remaining capacity to sell up to an additional $15,945,937 of Common Stock under the ATM program.
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
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2025	December 31, 2024

Deferred tax asset:
Net operating loss carryovers (1)	$—	$419,357
Claims reserve discount	1,404,961	1,305,466
Unearned premium	4,890,007	3,810,973
Deferred ceding commission revenue	1,469,086	2,423,660
Net unrealized losses on securities	2,263,093	3,069,900
Other	1,015,367	834,921
Total deferred tax assets	11,042,514	11,864,277

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred policy acquisition costs	5,008,086	5,193,798
Intangible assets	105,000	105,000
Depreciation and amortization	62,241	208,016
Total deferred tax liabilities	5,934,870	6,266,357

Net deferred income tax asset	$5,107,644	$5,597,920
(1)The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	June 30, 2025	December 31, 2024	Expiration

Federal only, NOL from 2024 and 2023	$—	$419,357	None

State only (A)	3,243,094	3,075,395	December 2027 - December 2045
Valuation allowance	(3,243,094)	(3,075,395)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$—	$419,357
(A)Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2025 and December 31, 2024 was $49,893,758 and $47,313,775, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. Kingstone has recorded a full valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2045.
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
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2025 and 2024. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2024 remain subject to examination.
Note 10 – Earnings Per Common Share
Basic net earnings per common share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per common share reflects, in periods in which it has a dilutive effect, the impact of shares of Common Stock issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the three months ended June 30, 2025 and 2024, there were -0- options and 107,201 options, respectively, with an exercise price in excess of the average market price of the Company’s Common Stock during the periods. For the six months ended June 30, 2025 and 2024, there were -0- options and 107,201 options, respectively, with an exercise price in excess of the average market price of the Company’s Common Stock during the periods. For the three months and six months ended June 30, 2025 and 2024, there were no warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods.
The computation of diluted earnings per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months ended June 30, 2025 and 2024, there were no options, warrants or restricted stock awards that were anti-dilutive for the relevant periods.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Three months ended June 30		Six months ended June 30
	2025	2024	2025	2024

Weighted average number of shares outstanding	13,925,707	11,019,347	13,700,308	11,009,442

Effect of dilutive securities, common share equivalents:
Stock options	181,646	84,476	180,620	55,243
Warrants	230,381	651,681	229,951	608,598
Restricted stock awards	49,804	355,442	37,869	314,693

Weighted average number of shares outstanding, used for computing diluted earnings per share	14,387,538	12,110,946	14,148,748	11,987,976
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

Additional information regarding the Company’s office operating leases is as follows:

	Three months ended June 30,		Six months ended June 30,
Lease cost	2025	2024	2025	2024

Operating lease	$13,391	$41,342	$17,855	$41,342
Total lease cost	$13,391	$41,342	$17,855	$41,342

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$12,254	$49,145	$16,338	$49,145
Discount rate	13.75%	5.50%	13.75%	5.50%
Remaining lease term in years	4.67	—	4.67	—
Operating lease right-of-use assets, included in other assets, were $173,098 and $0 as of June 30, 2025 and December 31, 2024, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $173,098 and $-0- as of June 30, 2025 and December 31, 2024, respectively.
Rent expense for the three months ended June 30, 2025 and 2024 amounted to $13,391 and $41,342, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses. Rent expense for the six months ended June 30, 2025 and 2024 amounted to $17,855 and $41,342, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses.
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
See Note 15 - Subsequent Events, Employment Agreements.
Note 12 – Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the three months ended June 30, 2025 and 2024, the Company accrued $856,458 and $502,075, respectively ("Cash Payments") related to an employee bonus plan (the "Bonus Plan"), of which $195,272 and $114,473, respectively, is allocated and recorded in loss and LAE, and $661,186 and $387,602, respectively, is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2025 and 2024, the Company accrued approximately $980,391 and $584,140, respectively, of Cash Payments related to the Bonus Plan, of which $223,529 and $133,184,respectively, is allocated and recorded in loss and LAE, and $756,862 and $450,956, respectively, is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. In addition to the Cash Payments, the Bonus Plan also calls for a restricted stock award ("RSA") to the Company's senior leadership team ("SLT") in an amount up to their Cash Payments if certain performance metrics have been met. The performance metrics for the six months ended June 30, 2025 were met, and, accordingly, $48,006 of stock based compensation liability has been accrued for the three months and six months ended June 30, 2025 for the SLT RSA bonus and is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the three months and six months ended June 30, 2024, the performance metrics were not met, and accordingly, the Company did not accrue any amount for the SLT RSA bonus.
Executive Bonus Plan

For the three months ended June 30, 2025 and 2024, the Company accrued approximately $345,000 and $116,000, respectively, for a bonus pursuant to the Third Amended Golden Employment Agreement ("Executive Bonus"), of which $311,000 and $0, respectively, is recorded in other underwriting expenses, and $34,000 and $116,000, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2025, the Company accrued approximately $371,000 and $116,000, respectively, for the Executive Bonus of which $334,000 and $0, respectively, is recorded in other underwriting expenses, and $37,000 and $116,000, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
401(k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $72,000 and $66,000, respectively, of expense for the three months ended June 30, 2025 and 2024, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. The Company incurred approximately $185,000 and $138,000, respectively, of expense for the six months ended June 30, 2025 and 2024, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income.
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

The following tables reconciles the revenue and expense components of the net combined ratio to consolidated net income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024

Revenue components of net combined ratio
Net premiums earned	$46,215,260	$30,303,612	$89,738,323	$59,123,514
Ceding commission revenue	3,081,556	4,561,961	6,040,247	9,129,072
Other income	151,173	104,811	291,127	252,978
Total revenue components of net combined ratio	49,447,989	34,970,384	96,069,697	68,505,564

Expense components of net combined ratio
Loss and loss adjustment expenses	17,927,162	14,238,308	45,102,240	32,097,895
Commission expense	10,629,629	8,232,480	19,942,509	16,084,292
Other underwriting expenses	7,727,367	5,900,525	15,132,789	11,781,130
Total expense components of net combined ratio	36,284,158	28,371,313	80,177,538	59,963,317

Operating segment net income	13,163,831	6,599,071	15,892,159	8,542,247

Reconciliation of net income components
excluded from net combined ratio:

Revenue components excluded from net combined ratio
Net investment income	2,300,267	1,764,596	4,348,863	3,267,456
Net gains (losses) on investments	546,451	(233,606)	408,472	492,785
Gain on sale of real estate	—	—	1,965,989	—
Other income	72	741	533	1,487
Total revenue components excluded
from net combined ratio	2,846,790	1,531,731	6,723,857	3,761,728

Expense components excluded from net combined ratio
Other operating expenses	1,153,480	800,966	2,189,217	1,579,048
Depreciation and amortization	613,364	619,934	1,237,227	1,216,447
Interest expense	77,074	989,723	304,528	1,983,598
Income tax	2,914,371	1,205,242	3,750,052	1,583,266
Total expense components excluded
from net combined ratio	4,758,289	3,615,865	7,481,024	6,362,359

Total net income (loss) components
excluded from net combined ratio:	(1,911,499)	(2,084,134)	(757,167)	(2,600,631)

Consolidated net income	$11,252,332	$4,514,937	$15,134,992	$5,941,616

The following table shows the calculation of the net combined ratio and return on equity from net investment income for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net combined ratio
Net loss ratio	38.8%	47.0%	50.3%	54.3%
Net underwriting expense ratio	32.7%	31.2%	32.0%	31.3%
Net combined ratio	71.5%	78.2%	82.3%	85.6%

Reconciliation of net underwriting expense ratio:
Commission expense and other
underwriting expenses	$18,356,996	$14,133,005	$35,075,298	$27,865,422
Less: Ceding commission revenue	(3,081,556)	(4,561,961)	(6,040,247)	(9,129,072)
Less: Other income	(151,173)	(104,811)	(291,127)	(252,978)
Total commission expense and other
underwriting expenses	$15,124,267	$9,466,233	$28,743,924	$18,483,372

Net earned premium	$46,215,260	$30,303,612	$89,738,323	$59,123,514

Net Underwriting Expense Ratio	32.7%	31.2%	32.0%	31.3%

Return on equity on net investment income
Stockholders' equity beginning of period	$82,209,963	$35,749,807	$66,708,451	$34,504,139
Stockholders' equity end of period	$94,877,892	$40,802,774	$94,877,892	$40,802,774
Average stockholders' equity	$88,543,928	$38,276,291	$80,793,172	$37,653,457
Net investment income	$2,300,267	$1,764,596	$4,348,863	$3,267,456
Return on equity on net investment income	2.6%	4.6%	5.4%	8.7%
Return on equity on net investment income - annualized	10.4%	18.4%	10.8%	17.4%
Total assets	$393,421,525	$318,292,723	$393,421,525	$318,292,723
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
Note 15 – Subsequent Events
The Company has evaluated events that occurred subsequent to June 30, 2025 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.

Reinsurance
Effective July 1, 2025, KICO entered into new excess of loss and catastrophe reinsurance treaties (see Note 6 – Property and Casualty Insurance Activity - “Reinsurance”). The new catastrophe reinsurance treaties includes the issuance of a $125,000,000 catastrophe bond ("Series 2025-1 Notes"). The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing KICO with $125,000,000 of collateralized reinsurance protection. The notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-occurrence basis. The notes, which were structured and placed by Aon Securities LLC, will cover four annual risk periods from July 1, 2025, through June 30, 2029.
Income Taxes

On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted. The Act includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act. The Act is subject to further clarification from the issuance of future technical guidance by the U.S. Department of Treasury. The Company is currently evaluating the impacts of the Act but does not expect it to have a material impact on its results of operations or financial condition.
Dividend Declared
On July 22, 2025, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share payable in cash on August 26, 2025 to stockholders of record as of the close of business on August 11, 2025 (see Note 8 – Stockholders’ Equity).
Employment Agreement - New Chief Financial Officer
Randy Patten, Vice President, Treasurer and Chief Financial Officer (effective August 25, 2025)
On July 23, 2025, the Company and Randy Patten entered into an employment agreement (the “Patten Employment Agreement”) pursuant to which Mr. Patten will serve as the Company’s Chief Financial Officer, Vice President and Treasurer. Mr. Patten will also serve as KICO’s Chief Financial Officer, Vice President and Treasurer. The Patten Employment Agreement will be effective as of August 25, 2025 (the "Effective Date") and will expire on August 25, 2028 (the "Expiration Date"). The term of Patten Employment Agreement shall automatically be extended for one year periods beyond the Expiration Date unless either party provides written notice to the other party, no later than four months preceding the Expiration Date (or the end of the Term, if extended) of its or his desire that the term of this Agreement not be extended.
Pursuant to the Patten Employment Agreement, Mr. Patten is entitled to receive an annual base salary of $400,000 and shall participate in the Company's Bonus Plan and SLT RSA bonus (see Note 12 – Employee Benefit Plans, Employee Bonus Plan). In accordance with the Bonus Plan, Mr. Patten's Cash Bonus target will be 25% of his base salary, and in no event, will the Cash Bonus for the calendar year ending December 31, 2025 be less than $35,000.
On or about the Effective Date, the Company will pay to Mr. Patten a sign-on bonus of $200,000 (the “Sign-on Bonus”). In the event that, prior to the first anniversary of the Effective Date, Mr. Patten's employment with the Company is terminated by the Company for cause or by the Employee without good reason, Mr. Patten would be obligated to promptly repay the Sign-on Bonus to the Company. At its option, the Company shall have the right to offset such Sign-on Bonus repayment obligation against any and all amounts payable to Mr. Patten.
On or about the Effective Date, Mr. Patten will be entitled to receive a restricted stock grant of a number of shares of Common Stock determined by dividing $600,000 by the fair market value of the Company’s Common Stock on the date of grant. Such stock grant will become vested with respect to 25% of the award on each of the first and second anniversary dates of the grant date and 50% on the third anniversary dates of the grant date.
There were no other subsequent events identified requiring recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended June 30, 2025 and 2024 respectively, 97.9% and 95.9% of KICO’s direct written premiums came from the New York policies. For the six months ended June 30, 2025 and 2024 respectively, 98.1% and 95.2% of KICO’s direct written premiums came from the New York policies. We refer to our New York business as our “Core” business and the business outside of New York as our “non-Core” business.
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
Other operating expenses include our corporate expenses as a holding company. These corporate expenses include legal and auditing fees, executive employment costs and equity compensation, directors' fees, and other costs directly associated with being a public company.
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
In May 2019, due to the poor performance of these lines we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of June 30, 2025 and December 31, 2024, there were no commercial liability policies in-force. As of June 30, 2025, these expired policies represented approximately 11.7% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.

Livery physical damage: We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included.
Other: We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations.
Key GAAP and Non-GAAP Measures
We utilize the following key GAAP accounting principles generally accepted in the United States and non-GAAP measures in analyzing the results of our insurance underwriting business. See "Non-GAAP Financial Measures" for a reconciliation of the below non-GAAP measures to the most directly comparable GAAP measure:
Direct written premiums, net premiums written: Direct written premiums represent the total premiums charged on policies issued by an insurance company during the respective fiscal period. Net written premiums are direct written premiums less premiums ceded to reinsurers. Net premiums earned, the GAAP measure most comparable to direct written premiums and net written premiums, are net written premiums that are pro-rata earned during the fiscal period presented. All of our policies are written for a twelve-month period. Management uses direct written premiums and net written premiums, along with other measures, to gauge our performance and evaluate results. Direct written premiums and net written premiums are provided as supplemental information, not as a substitute for net premiums earned, and do not reflect the Company’s net premiums earned.

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
Critical Accounting Estimates
Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all wholly-owned subsidiaries. The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information including our past history, industry standards, and the current economic environment, and other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by our management in formulating its estimates in these financial statements may not materialize.

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
Loss and Loss Adjustment Expense Reserves
Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025			As of December 31, 2024
($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$63,541	$17,746	$45,795	$64,087	$17,721	$46,366
Case LAE	6,907	1,604	5,303	6,563	1,426	5,137
IBNR loss	45,436	10,993	34,443	38,681	10,661	28,020
IBNR LAE	18,043	2,465	15,578	16,879	2,514	14,365
Total	$133,927	$32,808	$101,119	$126,210	$32,322	$93,888
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

Kingstone 2.0 (completed), Kingstone 3.0 (completed), Change in Market Dynamics (underway), and 5-Year Growth Plan (underway)
•Beginning in the fourth quarter of 2019, a series of strategic initiatives, coined “Kingstone 2.0”, were commenced to modernize our company. The pillars of the new strategy were as follows:
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
•We announced the substantive completion of Kingstone 2.0 in late 2022 and embarked on a new strategy to optimize our in-force business, which we coined as “Kingstone 3.0”. The four pillars of this strategy entail:
1.Aggressively reduced the non-Core book of business, which has had a disproportionately negative impact on underwriting results, by stopping new business, culling the agent base, reducing commissions, or other means, subject to regulatory constraints, and have aggressively reduced policy count. Our request to withdraw from the state of New Jersey was acknowledged in October 2023 and all remaining policies are being non-renewed over a two year period starting January 1, 2024. As of June 30, 2025, our non-Core policy count was down by 67.6% compared to June 30, 2024;
2.Adjusted pricing to stay ahead of loss trends, including inflation, by filing the maximum annual rate change that can be supported in each state and product and ensured all policyholders were insured to value. Inflation has been a dominant headwind that is showing signs of stabilizing. We have been cognizant that inflation’s impact on loss costs places added pressure on premiums and, as such, we have been more frequent and aggressive with our rate change requests. Similarly, home replacement values reflect that same inflationary pressure. In September 2023, we completed our first cycle of valuation adjustments, making sure that all homes were insured to value. As a result, we have seen a rise in premiums attributable to the heightened replacement costs. All policies are renewed at the most current replacement cost. Overall average written premium for our Core personal lines renewal policies for the last 12 months, reflecting both rate and replacement cost changes, increased by 17.6%;
3.Tightly managed reinsurance requirements and costs, using risk selection and other underwriting capabilities to manage the growth rate of our PML. We needed to contain our exposure to spiking reinsurance pricing. We did so and were able to reduce the required limit to be purchased while maintaining our same risk tolerance. We used all the tools available to us to limit new business that was deemed to be too expensive and at the same time re-underwrote the book to cull those risks which presented the greatest risk; and
4.Continuing expense reduction focus with a goal of reducing the net expense ratio to 33% by year-end 2024. For the year ended December 31, 2024, we achieved our goal of 33%, with a net underwriting expense ratio of 32.0%. For the six months ended June 30, 2025, the net underwriting expense ratio increased 0.7 percentage points to 32.0% due to lower contingent ceding commission on our primary quota share treaty, which is on sliding scale based on loss ratio. As the year progresses, and if the loss ratio continues to improve as we expect, contingent ceding commission will increase and our net underwriting expense ratio will benefit as a result. We anticipate the net underwriting expense ratio for the full year 2025 to be in line with 2024.

We believe that the above actions taken resulted in our return to profitability for the last seven consecutive quarters, will continue to have the intended effect, and will continue through the year ended December 31, 2025 and beyond.
•Change in Market Dynamics
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
•5-Year Growth Plan
We recently announced our 5-year goal of $500 million in direct written premium (the "5-Year Growth Plan"), effectively doubling the size of our company relative to today. We are diligently working on a strategic plan that outlines how we will achieve this goal through a combination of organic initiatives and strategic inorganic opportunities in our core state of New York along with measured geographic expansion into new states. We intend to maintain our focus on our core-expertise of insuring catastrophe-exposed properties.
Relative to geographic expansion, we have conducted a thorough study of selected geographies and states with the help of industry-leading third-party advisors and overlaid important lessons learned from our past challenges to ensure that we do not face such challenges again. We plan to pursue prudent growth at a measured pace in our chosen new states, testing and validating rate adequacy commensurate with risk factors in the new geographies. Our current plan is to go live in two states in 2026, and two additional states in 2027.
See the tables below for our Core and non-Core business for policies in force as of June 30, 2025 and 2024 and direct written premiums for three months and six months ended June 30, 2025 and 2024. For the three months ended June 30, 2025, our Core direct written premiums increased by 16.6% compared to the three months ended June 30, 2024, while Core policies in force increased by 11.4% as of June 30, 2025 as compared to June 30, 2024. For the same periods, our non-Core direct written premiums decreased by 42.5% and policies in force decreased by 67.6%. For the six months ended June 30, 2025, our Core direct written premiums increased by 19.5% compared to the six months ended June 30, 2024, while Core policies in force increased by 11.4% as of June 30, 2025 as compared to June 30, 2024.For the same periods, our non-Core direct written premiums decreased by 54.1% and policies in force decreased by 67.6%.

	As of June 30,
	2025	2024	Change	Percent

Policies In Force, as of end of Period
Core	74,555	66,934	7,621	11.4%
Non-Core	2,370	7,306	(4,936)	(67.6)%
Total policies in force	76,925	74,240	2,685	3.6%

	Three months ended June 30,					Six months ended June 30,
(000’s except percentages)	2025		2024	Change	Percent	2025	2024	Change	Percent

Direct written premiums[1]
Core[1]	$59,802	$59,802	$51,306	$8,496	16.6%	$116,977	$97,893	$19,084	19.5%
Non-Core[1]	1,260		2,190	(930)	(42.5)%	2,260	4,927	(2,667)	(54.1)%
Total direct written premiums	$61,062		$53,495	$7,567	14.1%	$119,237	$102,820	$16,417	16.0%
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
Consolidated Results of Operations
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2025	2024	Change	Percent
Revenues
Direct written premiums (1)	$119,237	$102,820	$16,417	16.0%
Assumed written premiums	-	-	-	na
	119,237	102,820	16,417	16.0%
Ceded written premiums
Ceded to quota share treaties (2)	3,543	21,041	(17,498)	(83.2)%
Ceded to excess of loss treaties	2,880	2,765	115	4.2%
Ceded to catastrophe treaties	(406)	(506)	100	19.8%
Total ceded written premiums	6,017	23,300	(17,283)	(74.2)%

Net written premiums (1)	113,220	79,520	33,700	42.4%

Change in unearned premiums
Direct and assumed	4,439	(1,813)	6,252	na
Ceded to reinsurance treaties (2)	(27,920)	(18,583)	(9,337)	(50.2)%
Change in net unearned premiums	(23,482)	(20,397)	(3,085)	(15.1)%

Premiums earned
Direct and assumed	123,676	101,006	22,670	22.4%
Ceded to reinsurance treaties	(33,938)	(41,882)	7,944	19.0%
Net premiums earned	89,738	59,124	30,614	51.8%

Ceding commission revenue (2)	6,040	9,129	(3,089)	(33.8)%
Net investment income	4,349	3,267	1,082	33.1%
Net gains on investments	408	493	(85)	(17.2)%
Gain on sale of real estate	1,966	—	1,966	na
Other income	292	254	38	15.0%
Total revenues	102,794	72,267	30,527	42.2%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	54,511	39,269	15,242	38.8%
Losses from catastrophes (3)	1,237	2,649	(1,412)	(53.3)%
Total direct and assumed loss and loss adjustment expenses	55,748	41,918	13,830	33.0%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	10,447	9,043	1,404	15.5%
Losses from catastrophes (3)	198	777	(579)	(74.5)%
Total ceded loss and loss adjustment expenses	10,645	9,820	825	8.4%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	44,063	30,226	13,837	45.8%
Losses from catastrophes (3)	1,039	1,872	(833)	(44.5)%
Net loss and loss adjustment expenses	45,102	32,098	13,004	40.5%

Commission expense	19,943	16,084	3,859	24.0%
Other underwriting expenses	15,133	11,781	3,352	28.5%
Other operating expenses	2,189	1,579	610	38.6%
Depreciation and amortization	1,237	1,216	21	1.7%
Interest expense	305	1,984	(1,679)	(84.6)%
Total expenses	83,909	64,742	19,167	29.6%

Income before taxes	18,885	7,525	11,360	151.0%
Income tax expense	3,750	1,583	2,167	136.9%
Net income	$15,135	$5,942	$9,193	154.7%
(Columns in the table above may not sum to totals due to rounding)

(1)Direct written premiums and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure of net premiums earned.
(2)For the six months ended June 30, 2024, our personal lines business was subject to a 27% quota share treaty, expiring on January 1, 2025, which included a runoff of a 3.0% portion of the prior quota share reinsurance treaty through the remainder of 2024. Effective January 1, 2025, we entered into a 16% personal lines quota share treaty, under a cutoff basis.
(3)The six months ended June 30, 2025 and 2024 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2025	2024	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	50.3%	54.3%	(4.0)	(7.4)%
Net underwriting expense ratio	32.0%	31.3%	0.7	2.2%
Net combined ratio	82.3%	85.6%	(3.3)	(3.9)%
Direct Written Premiums(1)
Direct written premiums during the six months ended June 30, 2025 (“Six Months 2025”) were $119,237,000 compared to $102,820,000 during the six months ended June 30, 2024 (“Six Months 2024”). The increase of $16,417,000, or 16.0%, was primarily due to an increase in premiums from our personal lines business.

Direct written premiums from our personal lines business for Six Months 2025 were $112,068,000, an increase of $16,191,000, or 16.9%, from $95,877,000 in Six Months 2024. The 16.9% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 17.9% offsetting a 42.4% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 3.0 strategic plan and change in Market Dynamics.
Direct written premiums from our livery physical damage business for Six Months 2025 were $7,137,000, an increase of $237,000, or 3.4%, from $6,900,000 in Six Months 2024. The increase in livery physical damage direct written premiums was due to the reversal of an underwriting restriction in place in Six Months 2024 to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The increase was also due to an increase in the values of the autos insured.
Direct written premiums from our Core business were $116,977,000 in Six Months 2025 compared to $97,893,000 in Six Months 2024, an increase of $19,084,000, or 19.5%. The increase in direct written premiums from our Core business was due to rate increases and an increase in policies in force. Policies in force from our Core business increased by 11.4% in Six Months 2025 compared to Six Months 2024. Direct written premiums from our non-Core business were $2,260,000 in Six Months 2025, as compared to $4,927,000 in Six Months 2024, a decrease of $2,667,000, or 54.1%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 67.6% as of June 30, 2025 compared to June 30, 2024. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns as well as Change in Market Dynamics.
___________________
(1) Direct written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.

Net Written Premiums(1) and Net Premiums Earned
Net written premiums increased $33,700,000, or 42.4%, to $113,220,000 in Six Months 2025 from $79,520,000 in Six Months 2024. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Six Months 2025 is primarily due to the additional premiums from the Change in Market Dynamics and changes to our personal lines quota share reinsurance treaty. See quota share reinsurance treaties discussion below.
Quota share reinsurance treaties
Effective January 1, 2024, we entered into a 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Our personal lines business was subject to the 2025/2026 Treaty in Six Months 2025, and the 2024/2025 Treaty in Six Months 2024. In Six Months 2025, our premiums ceded under quota share treaties decreased by $17,498,000 in comparison to premiums ceded under quota share treaties in Six Months 2024 (see table above). The decrease in Six Months 2025 was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2025/2026 Treaty compared to direct written premiums subject to the 2024/2025 Treaty. The inception of the 2025/2026 Treaty was recorded as a cutoff, resulting in the return of $11,471,000 from reinsurers to us of previously ceded written premiums that were unearned as of January 1, 2025.
Excess of loss reinsurance treaties
In Six Months 2025, our ceded excess of loss reinsurance premiums increased $115,000 compared to the ceded excess of loss premiums for Six Months 2024. Effective January 1, 2024, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2026.
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. Under Kingstone 2.0 and 3.0 we had a decrease in policies in force, and better catastrophe management, resulting in a decrease in catastrophe exposure, and a decrease in catastrophe premiums. On July 1, 2024 and 2023, we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2024 and 2023. The $406,000 and $506,000 negative catastrophe premiums in Six Months 2025 and Six Months 2024, respectively, was due to a no loss bonus from one of our reinsurers.
Net premiums earned
Net premiums earned increased $30,614,000, or 51.8%, to $89,738,000 in Six Months 2025 from $59,124,000 in Six Months 2024. The increase was due to the 11 percentage point reduction in quota share rates discussed above, the increase in premiums from the Change in Market Dynamics which began in the third quarter of 2024, and a decrease in catastrophe premium rates, reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned.
___________________
(1) Net written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.

Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2025	2024	Change	Percent

Provisional ceding commissions earned	$6,640	$9,117	$(2,477)	(27.2)%
Contingent ceding commissions earned	(600)	12	(612)	na

Total ceding commission revenue	$6,040	$9,129	$(3,089)	(33.8)%
Ceding commission revenue was $6,040,000 in Six Months 2025 compared to $9,129,000 in Six Months 2024. The decrease of $3,089,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In Six Months 2025, we earned provisional ceding commissions of $6,640,000 from personal lines earned premiums ceded under the 2025/2026 Treaty, and in Six Months 2024, we earned provisional ceding commissions of $9,117,000 from personal lines earned premiums ceded under the 2024/2025 Treaty. The decrease of $2,477,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Six Months 2025 compared to Six Months 2024, offset by an increase in ceding commission rates under the 2025/2026 Treaty.
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
Net Investment Income
Net investment income was $4,349,000 in Six Months 2025 compared to $3,267,000 in Six Months 2024, an increase of $1,082,000, or 33.1%. The average yield on non-cash invested assets was 4.00% as of June 30, 2025 compared to 3.80% as of June 30, 2024.
Cash and invested assets were $273,550,000 as of June 30, 2025 compared to $195,789,000 as of June 30, 2024, an increase of $77,761,000.
Net Gains on Investments
Net gains on investments were $408,000 in Six Months 2025 compared to net gains on investments of $493,000 in Six Months 2024. Unrealized gains on our equity securities and other investments in Six Months 2025 were $414,000, compared to unrealized gains of $919,000 in Six Months 2024. Net realized (losses) on sales of investments were $(6,000) in Six Months 2025 compared to net realized (losses) of $(426,000) in Six Months 2024.

Gain on Sale of Real Estate
Gain on sale of real estate was $1,966,000 in Six Months 2025 compared to $— in Six Months 2024. On March 19, 2025 one of our subsidiaries closed on the sale of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. We are now renting a smaller facility in Kingston, New York.
Other income was $292,000 in Six Months 2025 compared to $254,000 in Six Months 2024, a decrease of $(38,000), or (15.0)%.
Net Loss and LAE
Net loss and LAE was $45,102,000 for Six Months 2025 compared to $32,098,000 for Six Months 2024. The net loss ratio was 50.3% in Six Months 2025 compared to 54.3% in Six Months 2024, a decrease of 4.0 percentage points.
The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

Year to Date Net Loss Ratio Components
2025: 50.3%, 2024: 54.3%
Excluding Commercial Lines ("x CL"): 2025: 50.2%, 2024: 52.6%
60%
50%
40%
30%
20%
10%
0%
-10%
1.2%
50.0%
-0.9%
3.2%
52.8%
-1.7%
1.2%
50.0%
-1.0%
3.2%
52.8%
-3.4%
2025 ALL
2024 ALL
2025 ALL x CL
2024 ALL x CL
Underlying
Catastrophes
Prior Year Development

(Percent components may not sum to totals due to rounding)

The net loss ratio for Six Months 2025 improved compared to Six Months 2024. For Six Months 2025, the improvement was primarily due to the lower catastrophe impact and lower underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) than for Six Months 2024.

The underlying loss ratio(1) was 50.0% for Six Months 2025, a decrease of 2.8 points from the 52.8% underlying loss ratio recorded for Six Months 2024. Overall personal lines non-catastrophe frequency for Six Months 2025 was lower than for the same period in 2024, which is believed to be the result of our new Select product as well as our active efforts to manage less profitable lines of business. The favorable frequency for Six Months 2025 was offset by higher overall personal lines non-catastrophe severity, primarily driven by a greater impact from large fire losses and fewer low value non-weather water claims.

There were six newly designated catastrophe events for Six Months 2025 but no major events affecting us. The estimated total net catastrophe impact for the calendar quarter was $1,039,000, which contributed 1.2 points to the loss ratio. By comparison, the catastrophe impact for Six Months 2024 was 3.2 points.

There was favorable prior year development of $812,000 for Six Months 2025, which translates to a 0.9 point decrease to the loss ratio. By comparison, the impact of prior year development for Six Months 2024 was a decrease of 1.7 points.

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

Commission Expense
Commission expense was $19,943,000 in Six Months 2025 or 16.1% of direct earned premiums. Commission expense was $16,084,000 in Six Months 2024 or 15.9% of direct earned premiums The increase of $3,859,000 was primarily due to an increase in direct earned premiums of $22,669,000 and an increase of $867,000 in Six Months 2025 compared to Six Months 2024 for an accrual of estimated contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $15,133,000, or 12.2% of direct earned premiums, in Six Months 2025 compared to $11,781,000, or 11.7% of direct earned premiums, in Six Months 2024. The increase of $3,352,000, or 28.5%, was primarily due to increases in salaries and employment costs as described below, an increase in underwriting fees due to growth and an increase in premium taxes due to the increase in direct earned premiums. In addition, we realized a $365,000 gain on the commutations of prior years’ quota share reinsurance treaties from a group of reinsurers, in Six Months 2024, with no such gain in Six Months 2025.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $7,432,000 in Six Months 2025 compared to $5,738,000 in Six Months 2024. Salaries and employment costs were 8.3 points of the net underwriting expense ratio in Six Months 2025, a reduction of 1.4 points from 9.7 points in Six Months 2024. The dollar increase in salaries and employment costs was due to hiring additional staff to handle the new business from the Change in Market Dynamics, anticipated new business in accordance with our 5-Year Growth Plan, the strengthening of our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies, and annual employee salary increases effective January 1, 2025. In addition, the increase in salaries and employment costs was due to $1,091,000 accrued under our employee and executive bonus plans, an increase of $640,000 from Six Months 2024. The increase was due to higher profitable underwriting insurance operations in Six Months 2025 compared to Six Months 2024.

Our net underwriting expense ratio in Six Months 2025 was 32.0%, compared with 31.3% in Six Months 2024. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended June 30,		Percentage Point Change
	2025	2024
Other underwriting expenses
Employment costs	8.3%	9.7%	(1.4)
Underwriting fees (inspections/surveys)	1.3	1.4	(0.1)
IT expenses	1.5	2.3	(0.8)
Professional fees	0.8	0.9	(0.1)
Other expenses	5.0	5.7	(0.7)
Total other underwriting expenses	16.9	20.0	(3.1)

Commission expense	22.2	27.2	(5.0)

Ceding commission revenue
Provisional	(7.4)	(15.4)	8.0
Contingent	0.7	—	0.7
Total ceding commission revenue	(6.7)	(15.4)	8.7

Other income	(0.3)	(0.4)	0.1

Net underwriting expense ratio	32.0%	31.3%	0.7
(Components may not sum to totals due to rounding)

Other Operating Expenses
Other operating expenses, related to the expenses of our holding company and Cosi, were $2,189,000 for Six Months 2025 compared to $1,579,000 for Six Months 2024. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Six months ended June 30,
($ in thousands)	2025	2024	Change	Percent

Other operating expenses
Employment costs	$80	$224	$(144)	(64.3%)
Executive bonus	37	117	(80)	(68.4%)
Equity compensation	811	547	264	48.3
Equity compensation - liability	48	-	48	na
Professional	253	155	98	63.2
Directors fees	251	151	100	66.2
Insurance	94	102	(8)	(7.8)
Loss on extinguishment of debt	175	-	175	na
Other expenses	440	283	157	55.5
Total other operating expenses	$2,189	$1,579	$610	38.6%
(Components may not sum to totals due to rounding)
The increase in Six Months 2025 of $610,000, or 38.6%, as compared to Six Months 2024 was primarily due to an increase in equity compensation and loss on extinguishment of debt, partially offset by a decrease in employment costs. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31, 2024 pursuant to our employee bonus plan. The $175,000 loss on extinguishment of debt loss is due to writing off the balance of unamortized debt issue costs upon the prepayment of the 2024 Notes in Six Months 2025 as disclosed in Note 7 to the condensed consolidated financial statements. The decrease in employment costs was due to fluctuations in deferred compensation liability in Six Months 2024 related to changes in the underlying invested portfolio. The deferred compensation plan was terminated in Six Months 2024. Beginning in March 2025, after the 2024 Notes were paid in full, the monthly cost of warrant amortization and the write-off of unamortized balances of warrants that were exercised have been included in other expenses. The increase in Six Months 2025 of $157,000 includes $178,000 of such warrant costs, compared to $0 in Six Months 2024.
Depreciation and Amortization
Depreciation and amortization was $1,237,000 in Six Months 2025 compared to $1,216,000 in Six Months 2024. The increase of $21,000, or 1.7%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in Six Months 2025 was $305,000 compared to $1,984,000 in Six Months 2024, a decrease of $(1,679,000) or (84.6)%. In Six Months 2025 and Six Months 2024, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2024 Notes and 2022 Notes, respectively. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with the 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the balance of the 2022 Notes were exchanged for the 2024 Notes, which provided for interest at the rate of 13.75% per annum. Beginning in the third quarter of 2024 through February 2025, we paid optional principal amounts, reducing the balance of the 2024 Notes, and completely satisfying the obligation on February 24, 2025. In addition, we also incurred interest expense on the 2022 equipment financing.
Income Tax Expense
Income tax expense in Six Months 2025 was $3,750,000, which resulted in an effective tax rate of 19.9%. Income tax expense in Six Months 2024 was $1,583,000, which resulted in an effective tax rate of 21.0%. The difference in effective tax rate is due to the effect of permanent differences in Six Months 2025 compared to Six Months 2024.
Net Income
Net income was $15,135,000 in Six Months 2025 compared to $5,942,000 in Six Months 2024. The increase in net income of $9,193,000 was due to the items described above.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2025	2024	Change	Percent
Revenues
Direct written premiums (1)	$61,062	$53,495	$7,567	14.1%
Assumed written premiums	-	-	-	na
	61,062	53,495	7,567	14.1%
Ceded written premiums
Ceded to quota share treaties (2)	7,736	11,211	(3,475)	(31.0)%
Ceded to excess of loss treaties	1,521	1,366	155	11.3%
Ceded to catastrophe treaties	(406)	(506)	100	19.8%
Total ceded written premiums	8,851	12,071	(3,221)	(26.7)%

Net written premiums (1)	52,211	41,425	10,787	26.0%

Change in unearned premiums
Direct and assumed	1,968	(2,485)	4,453	na
Ceded to reinsurance treaties (2)	(7,964)	(8,636)	672	7.8%
Change in net unearned premiums	(5,995)	(11,121)	5,126	46.1%

Premiums earned
Direct and assumed	63,031	51,010	12,021	23.6%
Ceded to reinsurance treaties	(16,815)	(20,707)	3,892	18.8%
Net premiums earned	46,215	30,304	15,911	52.5%

Ceding commission revenue (2)	3,081	4,562	(1,481)	(32.5)%
Net investment income	2,300	1,765	535	30.3%
Net gains (losses) on investments	546	(234)	780	na
Other income	151	106	45	42.5%
Total revenues	52,294	36,502	15,792	43.3%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	21,169	18,627	2,542	13.6%
Losses from catastrophes (3)	344	570	(226)	(39.6)%
Total direct and assumed loss and loss adjustment expenses	21,513	19,197	2,316	12.1%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,531	4,775	(1,244)	(26.1)%
Losses from catastrophes (3)	55	183	(128)	(69.9)%
Total ceded loss and loss adjustment expenses	3,586	4,959	(1,373)	(27.7)%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	17,638	13,852	3,786	27.3%
Losses from catastrophes (3)	289	386	(97)	(25.1)%
Net loss and loss adjustment expenses	17,927	14,238	3,689	25.9%

Commission expense	10,630	8,232	2,398	29.1%
Other underwriting expenses	7,727	5,901	1,826	30.9%
Other operating expenses	1,153	801	352	43.9%
Depreciation and amortization	613	620	(7)	(1.1)%
Interest expense	77	990	(913)	(92.2)%
Total expenses	38,128	30,782	7,346	23.9%

Income (loss) before taxes	14,167	5,720	8,447	147.7%
Income tax expense (benefit)	2,914	1,205	1,709	141.8%
Net income (loss)	$11,252	$4,515	$6,737	149.2%

(1)Direct written premiums and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure of net premiums earned.
(2)For the three months ended June 30, 2024, our personal lines business was subject to a 27% quota share treaty, expiring on January 1, 2025, which included a runoff of a 3.0% portion of the prior quota share reinsurance treaty through the remainder of 2024. Effective January 1, 2025, we entered into a 16% personal lines quota share treaty, under a cutoff basis.
(3)The three months ended June 30, 2025 and 2024 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2025	2024	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	38.8%	47.0%	(8.2)	(17.4)%
Net underwriting expense ratio	32.7%	31.2%	1.5	4.8%
Net combined ratio	71.5%	78.2%	(6.7)	(8.6)%
Direct Written Premiums(1)
Direct written premiums during the three months ended June 30, 2025 (“Three Months 2025”) were $61,062,000 compared to $53,495,000 during the three months ended June 30, 2024 (“Three Months 2024”). The increase of $7,567,000, or 14.1%, was primarily due to an increase in premiums from our personal lines business.
Direct written premiums from our personal lines business for Three Months 2025 were $57,756,000, an increase of $7,619,000, or 15.2%, from $50,137,000 in Three Months 2024. The 15.2% increase in premiums from our personal lines business was primarily due to the increase in premiums associated with our Core business of 16.6% offsetting a 42.5% decrease in our non-Core business. The increase in our Core business premiums and the decrease in our non-Core business premiums is in accordance with both our Kingstone 3.0 strategic plan and Change in Market Dynamics.
Direct written premiums from our livery physical damage business for Three Months 2025 were $3,290,000, a decrease of $48,000, or 1.4%, from $3,338,000 in Three Months 2024. The decrease in livery physical damage direct written premiums was due to an underwriting restriction in place to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The decrease was offset by an increase in the values of the autos insured.
Direct written premiums from our Core business were $59,802,000 in Three Months 2025 compared to $51,306,000 in Three Months 2024, an increase of $8,496,000, or 16.6%. The increase in direct written premiums from our Core business was due to rate increases and an increase in policies in force. Policies in force from our Core business increased by 11.4% in Three Months 2025 compared to Three Months 2024. Direct written premiums from our non-Core business were $1,260,000 in Three Months 2025 as compared to $2,190,000 in Three Months 2024, a decrease of $930,000, or 42.5%. The decrease in direct written premiums from our non-Core business is a result of our decision to aggressively reduce the book of business in these states. Policies in force from our non-Core business decreased by 67.6% in Three Months 2025 compared to Three Months 2024. The increase in our Core business and the decrease in our non-Core business is consistent with a key pillar of our Kingstone 3.0 strategy to reduce our non-Core business due to profitability concerns as well as Change in Market Dynamics..
_______________________
(1) Direct written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.

Net Written Premiums(1) and Net Premiums Earned
Net written premiums increased $10,786,000, or 26.0%, to $52,211,000 in Three Months 2025 from $41,425,000 in Three Months 2024. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Three Months 2025 is primarily due to the additional premiums from the Change in Market Dynamics and changes to our personal lines quota share reinsurance treaty. See quota share reinsurance treaties discussion below.
Quota share reinsurance treaties
On January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Our personal lines business was subject to the 2025/2026 Treaty in Three Months 2025, and the 2024/2025 Treaty in Three Months 2024. In Three Months 2025, our premiums ceded under quota share treaties decreased by $3,475,000 in comparison to premiums ceded under quota share treaties in Three Months 2024 (see table above). The decrease in Three Months 2025 was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2025/2026 Treaty compared to direct written premiums subject to the 2024/2025 Treaty.
Excess of loss reinsurance treaties
In Three Months 2025, our ceded excess of loss reinsurance premiums increased $155,000 compared to the ceded excess of loss premiums for Three Months 2024. Effective January 1, 2024, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2026.
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. Under Kingstone 2.0 and 3.0 we had a decrease in policies in force, and better catastrophe management, resulting in a decrease in catastrophe exposure, and a decrease in catastrophe premiums. On July 1, 2024 and 2023, we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2024 and 2023. The $406,000 and $506,000 negative catastrophe premiums in Three Months 2025 and Three Months 2024, respectively, was due to a no loss bonus from one of our reinsurers.
Net premiums earned increased $15,911,000, or 52.5%, to $46,215,000 in Three Months 2025 from $30,304,000 in Three Months 2024. The increase was due to the 11 percentage point reduction in quota share rates discussed above, the increase in premiums from the Change in Market Dynamics which began in the third quarter of 2024, and a decrease in catastrophe premium rates, reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned.
___________________
(1) Net written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.

Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2025	2024	Change	Percent

Provisional ceding commissions earned	$3,388	$4,562	$(1,174)	(25.7)%
Contingent ceding commissions earned	(306)	-	(306)	na

Total ceding commission revenue	$3,081	$4,562	$(1,481)	(32.5)%
Ceding commission revenue was $3,081,000 in Three Months 2025 compared to $4,562,000 in Three Months 2024. The decrease of $1,481,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In Three Months 2025, we earned provisional ceding commissions of $3,388,000 from personal lines earned premiums ceded under the 2025/2026 Treaty, and in Three Months 2024, we earned provisional ceding commissions of 4,562,000 from personal lines earned premiums ceded under the 2024/2025 Treaty. The decrease of $1,174,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Three Months 2025 compared to Three Months 2024, offset by an increase in ceding commission rates under the 2025/2026 Treaty.
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
Net Investment Income
Net investment income was $2,300,000 in Three Months 2025 compared to $1,765,000 in Three Months 2024, an increase of $535,000, or 30.3%. The average yield on non-cash invested assets was 4.00% as of June 30, 2025 compared to 3.80% as of June 30, 2024.
Cash and invested assets were $273,550,000 as of June 30, 2025 compared to $195,789,000 as of June 30, 2024, an increase of $77,761,000.
Net Gains (Losses) on Investments
Net gains on investments were $546,000 in Three Months 2025 compared to net (losses) of $(234,000) in Three Months 2024. Unrealized gains on our equity securities and other investments in Three Months 2025 were $551,000, compared to unrealized gains of $100,000 in Three Months 2024. Net realized (losses) on sales of investments were $(4,000) in Three Months 2025 compared to net realized (losses) of $(333,000) in Three Months 2024.

Other Income
Other income was $151,000 in Three Months 2025 compared to $106,000 in Three Months 2024, a decrease of $45,000, or 3.5%.
Net Loss and LAE
Net loss and LAE was $17,927,000 for Three Months 2025 compared to $14,238,000 for Three Months 2024. The net loss ratio was 38.8% in Three Months 2025 compared to 47.0% in Three Months 2024, a decrease of 8.2 percentage points.
The following graph summarizes the changes in the components of net loss ratio for the periods indicated, along with the comparable components excluding commercial lines business:

Calendar Quarter Net Loss Ratio Components
Q2 2025: 38.8%, Q2 2024: 47.0%
Excluding Commercial Lines ("x CL"): Q2 2025: 37.9%, Q2 2024: 44.8%
60%
50%
40%
30%
20%
10%
0%
-10%
0.6%
38.7%
-0.5%
1.3%
47.1%
-1.4%
0.6%
38.6%
-1.3%
1.3%
47.1%
-3.6%
Q2 2025 ALL
Q2 2024 ALL
Q2 2025 ALL x CL
Q2 2024 ALL x CL
Underlying
Catastrophes
Prior Year Development

(Percent components may not sum to totals due to rounding)

The net loss ratio for Three Months 2025 improved compared to Three Months 2024. For Three Months 2025, the underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) was lower than for Three Months 2024, while the impact of catastrophes and prior year development was about the same.
The underlying loss ratio(1) was 38.7% for Three Months 2025, a decrease of 8.4 points from the 47.1% underlying loss ratio recorded for Three Months 2024. Overall personal lines non-catastrophe frequency for Three Months 2025 was lower than the for same period in 2024, which is believed to be the result of our new Select product as well as our active efforts to reduce less profitable lines of business. Overall personal lines non-catastrophe severity for Three Months 2025 was higher than for Three Months 2024 but improved compared to the first quarter of 2025.

There were three newly designated catastrophe events for Three Months 2025, but no major events affecting us. The estimated total net catastrophe impact for the calendar quarter was $289,000, which contributed 0.6 points to the loss ratio. By comparison, the catastrophe impact for Three Months 2024 was 1.3 points.

There was favorable prior year development of $213,000 for Three Months 2025, which translates to a 0.5-point decrease to the loss ratio. By comparison, the impact of favorable prior year development for Three Months 2024 was a decrease of 1.4 points.
____________________
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

Commission Expense
Commission expense was $10,630,000 in Three Months 2025 or 16.9% of direct earned premiums. Commission expense was $8,232,000 in Three Months 2024 or 16.1% of direct earned premiums. The increase of $2,398,000 was primarily due to an increase in direct earned premiums of $12,021,000, and an increase of $894,000 in Three Months 2025 compared to Three Months 2024 for an accrual of estimated contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $7,727,000, or 12.3% of direct earned premiums, in Three Months 2025 compared to $5,901,000, or 11.6% of direct earned premiums, in Three Months 2024. The increase of $1,826,000, or 30.9%, was primarily due to increases in salaries and employment costs as described below, an increase in underwriting fees due to growth and an increase in premium taxes due to the increase in direct earned premiums. In addition, we realized a $365,000 gain on the commutations of prior years’ quota share reinsurance treaties from a group of reinsurers, in Three Months 2024, with no such gain in Three Months 2025.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $4,081,000 in Three Months 2025 compared to $3,137,000 in Three Months 2024. Salaries and employment costs were 8.8 points of the net underwriting expense ratio in Three Months 2025, a reduction of 1.6 points from 10.4 points in Three Months 2024. The dollar increase in salaries and employment costs was due to hiring additional staff to handle the new business from the Change in Market Dynamics, anticipated new business in accordance with our 5-Year Growth Plan,,the strengthening of our professional team by investing in the hiring of higher-level and higher compensated managers and staff needed to manage the business consistent with our Kingstone 2.0 and Kingstone 3.0 strategies, and annual employee salary increases effective January 1, 2025. In addition, the increase in salaries and employment costs was due to $971,000 accrued under our employee and executive bonus plans, an increase of $583,000 from Three Months 2024. The increase was due to higher profitable underwriting insurance operations in Three Months 2025 compared to Three Months 2024.
Our net underwriting expense ratio in Three Months 2025 was 32.7% compared to 31.2% in Three Months 2024. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended June 30,		Percentage Point Change
	2025	2024
Other underwriting expenses
Employment costs	8.8%	10.4%	(1.6)
Underwriting fees (inspections/surveys)	1.3	1.3	—
IT expenses	1.4	2.4	(1.0)
Professional fees	0.4	0.5	(0.1)
Other expenses	4.8	4.9	(0.1)
Total other underwriting expenses	16.7	19.5	(2.8)

Commission expense	23.0	27.2	(4.2)

Ceding commission revenue
Provisional	(7.3)	(15.1)	7.8
Contingent	0.7	-	0.7
Total ceding commission revenue	(6.6)	(15.1)	8.5

Other income	(0.3)	(0.3)	—

Net underwriting expense ratio	32.7%	31.2%	1.5
(Components may not sum to totals due to rounding)
Other Operating Expenses
Other operating expenses, related to the expenses of our holding company and Cosi, were $1,153,000 for Three Month 2025 compared to $801,000 for Three Month 2024. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended June 30,
($ in thousands)	2025	2024	Change	Percent

Other operating expenses
Employment costs	$24	$66	$(42)	(63.6)%
Executive bonus	34	117	(83)	(70.9)%
Equity compensation	472	281	191	68.0
Equity compensation - liability	48	—	48	na
Professional	116	76	40	52.6
Directors fees	126	82	44	53.7
Insurance	47	49	(2)	(4.1)
Other expenses	286	130	156	120.0
Total other operating expenses	$1,153	$801	$352	43.9%

(Components may not sum to totals due to rounding)

The increase in Three Months 2025 of $352,000, or 43.9%, as compared to Three Months 2024 was primarily due to equity compensation, partially offset by a decrease in employment costs and executive bonus. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31, 2024 pursuant to our employee bonus plan. The decrease in employment costs was due to fluctuations in deferred compensation liability in Three Months 2024 related to changes in the underlying invested portfolio. The deferred compensation plan was terminated in the third quarter of 2024. An executive bonus is accrued pursuant to the employment agreement of our Chief Executive Officer. The decrease in executive bonus of $83,000 is due to a reallocation of the bonus to other underwriting expenses after June 30, 2024, with the amount in Three Months 2025 representing 10% of the accrued bonus, compared to 100% of the accrued bonus for Three Months 2024. Beginning in March 2025, after the 2024 Notes were paid in full, the monthly cost of warrant amortization and the write-off of unamortized balances of warrants that were exercised have been included in other expenses. The increase in Three Months 2025 of $156,000 includes $161,000 of such warrant costs, compared to $0 in Three Months 2024.
Depreciation and Amortization
Depreciation and amortization was $613,000 in Three Months 2025 compared to $620,000 in Three Months 2024. The decrease of $7,000, or 1.1%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in Three Months 2025 was $77,000 compared to $990,000 in Three Months 2024, a decrease of $913,000 or 92.2%. In Three Months 2024, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2022 Notes. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with the 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the balance of the 2022 Notes were exchanged for the 2024 Notes, which provided for interest at the rate of 13.75% per annum. Beginning in the third quarter of 2024 through the first quarter of 2025, we paid optional principal amounts, reducing the balance of the 2024 Notes, and completely satisfying the obligation on February 24, 2025. In addition, we also incurred interest expense on the 2022 equipment financing.
Income Tax Expense
Income tax expense in Three Months 2025 was $2,914,000, which resulted in an effective tax rate of 20.6%. Income tax expense in Three Months 2024 was $1,205,000, which resulted in an effective tax rate of 21.1%. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2025 compared to Three Months 2024.
Net Income
Net income was $11,252,000 in Three Months 2025 compared to a net loss of $4,515,000 in Three Months 2024. The increase in net income of $6,737,000 was due to the circumstances described above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Direct premiums written(1):
Personal lines	$57,755,566	$50,136,793	$112,068,479	$95,877,031
Livery physical damage	3,290,199	3,337,854	7,137,245	6,900,182
Other(1)	16,644	20,676	31,681	42,726
Total gross premiums written	$61,062,409	$53,495,323	$119,237,405	$102,819,939

Net premiums written(1):
Personal lines	$48,906,505	$38,071,361	$106,051,894	$72,587,811
Livery physical damage	3,290,199	3,337,854	7,137,245	6,900,182
Other(2)	13,970	15,462	30,942	32,083
Total net premiums written	$52,210,674	$41,424,677	$113,220,081	$79,520,076

Net premiums earned:
Personal lines	$42,581,605	$26,664,472	$82,517,929	$51,756,960
Livery physical damage	3,616,990	3,620,901	7,186,016	7,329,095
Other(2)	16,665	18,239	34,378	37,459
Total net premiums earned	$46,215,260	$30,303,612	$89,738,323	$59,123,514

Net loss and loss adjustment expenses(4):
Personal lines	$14,820,001	$11,030,632	$39,551,760	$25,742,826
Livery physical damage	1,313,864	1,487,652	2,772,169	3,168,303
Other(2)	(37,393)	(16,048)	(22,726)	(29,195)
Unallocated loss adjustment expenses	1,453,193	1,285,896	2,815,065	2,462,599
Total without commercial lines in run-off	17,549,665	13,788,132	45,116,268	31,344,533
Commercial lines (in run-off effective July 2019)(2)	377,497	450,176	(14,028)	753,362
Total net loss and loss adjustment expenses	$17,927,162	$14,238,308	$45,102,240	$32,097,895

Net loss ratio(4):
Personal lines	34.8%	41.4%	47.9%	49.7%
Livery physical damage	36.3%	41.1%	38.6%	43.2%
Other(2)	-224.4%	(88.0%)	-66.1%	(77.9%)
Total without commercial lines in run-off	38.0%	45.5%	50.3%	53.0%
Commercial lines (in run-off effective July 2019)(3)	na	na	na	na
Total	38.8%	47.0%	50.3%	54.3%
(1)Direct written premiums and net written premiums are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures". See "Non-GAAP Financial Measures" below for the reconciliation of direct written premiums, and net written premiums to the GAAP measure of net premiums earned.
(2)“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(3)In July 2019, we decided that we will no longer underwrite Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(4)See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and six months ended June 30, 2025 and 2024.

Insurance Underwriting Business on a Standalone Basis(1)
Our insurance underwriting business reported on a standalone basis(1) for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Net premiums earned	$46,215,260	$30,303,612	$89,738,323	$59,123,514
Ceding commission revenue	3,081,556	4,561,961	6,040,247	9,129,072
Net investment income	2,300,267	1,764,596	4,348,863	3,267,456
Net gains (losses) on investments	546,451	(245,351)	408,472	408,468
Gain on sale of real estate	—	—	1,965,989	—
Other income	151,173	104,811	291,127	252,978
Total revenues	52,294,707	36,489,629	102,793,021	72,181,488

Expenses
Loss and loss adjustment expenses	17,927,162	14,238,308	45,102,240	32,097,895
Commission expense	10,629,629	8,232,480	19,942,509	16,084,292
Other underwriting expenses	7,727,367	5,900,525	15,132,789	11,781,130
Depreciation and amortization	613,364	619,934	1,237,227	1,216,447
Interest expense	77,074	94,303	158,551	192,759
Total expenses	36,974,596	29,085,550	81,573,316	61,372,523

Income from operations	15,320,111	7,404,079	21,219,705	10,808,965
Income tax expense	3,201,227	1,561,579	4,434,352	2,280,693
Net income from insurance underwriting business on a standalone basis(1)	$12,118,884	$5,842,500	$16,785,353	$8,528,272

Key Measures:
Net loss ratio	38.8%	47.0%	50.3%	54.3%
Net underwriting expense ratio	32.7%	31.2%	32.0%	31.3%
Net combined ratio	71.5%	78.2%	82.3%	85.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$18,356,996	$14,133,005	$35,075,298	$27,865,422
Less: Ceding commission revenue	(3,081,556)	(4,561,961)	(6,040,247)	(9,129,072)
Less: Other income	(151,173)	(104,811)	(291,127)	(252,978)
Net underwriting expenses	$15,124,267	$9,466,233	$28,743,924	$18,483,372

Net premiums earned	$46,215,260	$30,303,612	$89,738,323	$59,123,514

Net Underwriting Expense Ratio	32.7%	31.2%	32.0%	31.3%

(1) Net income from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net income without the effect of holding company operations on GAAP net income. See "Non-GAAP Financial Measures" for the reconciliation of net income from insurance underwriting business on a standalone basis to the GAAP measure of net income.

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Six months ended June 30, 2025
Written premiums	$119,237,405	$-	$(6,017,324)	$113,220,081
Change in unearned premiums	4,438,637	-	(27,920,395)	(23,481,758)
Earned premiums	$123,676,042	$-	$(33,937,719)	$89,738,323

Loss and loss adjustment expenses excluding
the effect of catastrophes	$54,510,804	$-	$(10,447,449)	$44,063,355
Catastrophe loss	1,236,768	-	(197,883)	1,038,885
Loss and loss adjustment expenses	$55,747,572	$-	$(10,645,332)	$45,102,240

Loss ratio excluding the effect of catastrophes(2)	44.1%	0.0%	30.8%	49.1%
Catastrophe loss	1.0%	0.0%	0.6%	1.2%
Loss ratio	45.1%	0.0%	31.4%	50.3%

Six months ended June 30, 2024
Written premiums	$102,819,939	$-	$(23,299,863)	$79,520,076
Change in unearned premiums	(1,813,141)	-	(18,583,421)	(20,396,562)
Earned premiums	$101,006,798	$-	$(41,883,284)	$59,123,514

Loss and loss adjustment expenses excluding
the effect of catastrophes	$39,269,168	$-	$(9,043,308)	$30,225,860
Catastrophe loss	2,648,810	-	(776,775)	1,872,035
Loss and loss adjustment expenses	$41,917,978	$-	$(9,820,083)	$32,097,895

Loss ratio excluding the effect of catastrophes(2)	38.9%	0.0%	21.6%	51.1%
Catastrophe loss	2.6%	0.0%	1.9%	3.2%
Loss ratio	41.5%	0.0%	23.4%	54.3%

Three months ended June 30, 2025
Written premiums	$61,062,409	$-	$(8,851,735)	$52,210,674
Change in unearned premiums	1,968,256	-	(7,963,670)	(5,995,414)
Earned premiums	$63,030,665	$-	$(16,815,405)	$46,215,260

Loss and loss adjustment expenses excluding
the effect of catastrophes	$21,169,474	$-	$(3,531,000)	$17,638,474
Catastrophe loss	343,676	-	(54,988)	288,688
Loss and loss adjustment expenses	$21,513,150	$-	$(3,585,988)	$17,927,162

Loss ratio excluding the effect of catastrophes(2)	33.6%	0.0%	21.0%	38.2%
Catastrophe loss	0.5%	0.0%	0.3%	0.6%
Loss ratio	34.1%	0.0%	21.3%	38.8%

Three months ended June 30, 2024
Written premiums	$53,495,323	$-	$(12,070,646)	$41,424,677
Change in unearned premiums	(2,484,903)	-	(8,636,162)	(11,121,065)
Earned premiums	$51,010,420	$-	$(20,706,808)	$30,303,612

Loss and loss adjustment expenses excluding
the effect of catastrophes	$18,627,067	$-	$(4,775,146)	$13,851,921
Catastrophe loss	569,824	-	(183,437)	386,387
Loss and loss adjustment expenses	$19,196,891	$-	$(4,958,583)	$14,238,308

Loss ratio excluding the effect of catastrophes(2)	36.5%	0.0%	23.1%	45.7%
Catastrophe loss	1.1%	0.0%	0.9%	1.3%
Loss ratio	37.6%	0.0%	23.9%	47.0%
(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net premiums earned	$46,215,260	$30,303,612	$89,738,323	$59,123,514
Ceding commission revenue	3,081,556	4,561,961	6,040,247	9,129,072
Other income	151,173	104,811	291,127	252,978

Loss and loss adjustment expenses(1)	17,927,162	14,238,308	45,102,240	32,097,895

Acquisition costs and other underwriting expenses:
Commission expense	10,629,629	8,232,480	19,942,509	16,084,292
Other underwriting expenses	7,727,367	5,900,525	15,132,789	11,781,130
Total acquisition costs and other underwriting expenses	18,356,996	14,133,005	35,075,298	27,865,422

Underwriting income	$13,163,831	$6,599,071	$15,892,159	$8,542,247

Key Measures:
Net loss ratio excluding the effect of catastrophes(2)	38.2%	45.7%	49.1%	51.1%
Effect of catastrophe loss on net loss ratio(1)(2)	0.6%	1.3%	1.2%	3.2%
Net loss ratio	38.8%	47.0%	50.3%	54.3%

Net underwriting expense ratio excluding the effect of catastrophes(2)	32.7%	31.2%	32.0%	31.3%
Effect of catastrophe loss on net underwriting expense ratio(2)	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	32.7%	31.2%	32.0%	31.3%

Net combined ratio excluding the effect of catastrophes(2)	70.9%	76.9%	81.1%	82.4%
Effect of catastrophe loss on net combined ratio(1)(2)	0.6%	1.3%	1.2%	3.2%
Net combined ratio	71.5%	78.2%	82.3%	85.6%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$18,356,996	$14,133,005	$35,075,298	$27,865,422
Less: Ceding commission revenue	(3,081,556)	(4,561,961)	(6,040,247)	(9,129,072)
Less: Other income	(151,173)	(104,811)	(291,127)	(252,978)
	$15,124,267	$9,466,233	$28,743,924	$18,483,372

Net earned premium	$46,215,260	$30,303,612	$89,738,323	$59,123,514

Net Underwriting Expense Ratio	32.7%	31.2%	32.0%	31.3%

(1)For the three months ended June 30, 2025 and 2024, includes the sum of net catastrophe losses and loss adjustment expenses of $288,688 and $386,387, respectively. For the six months ended June 30, 2025 and 2024, includes the sum of net catastrophe losses and loss adjustment expenses of $1,038,885 and $1,872,035, respectively.
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

Investments
Portfolio Summary
Fixed-Maturity Securities
The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$5,969,707	$26	$(683)	$—	$5,969,050	2.7%

Political subdivisions of States, Territories and Possessions	24,262,830	109,815	-	(2,955,097)	21,417,548	9.8%

Corporate and other bonds Industrial and miscellaneous	108,053,269	106,466	(185,250)	(3,441,755)	104,532,730	48.0%

Residential mortgage and other asset backed securities (1) (2)	90,700,775	480,276	(15,023)	(5,406,006)	85,760,022	39.4%
Total fixed-maturity securities	$228,986,581	$696,583	$(200,956)	$(11,802,858)	$217,679,350	100.0%

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$—	$—	$—	$-	$—	—%

Political subdivisions of States, Territories and Possessions	24,271,177	-	(73,589)	(3,324,491)	20,873,097	11.2%

Corporate and other bonds Industrial and miscellaneous	112,507,436	-	(1,024,461)	(4,690,597)	106,792,378	57.1%

Residential mortgage and other asset backed securities (1) (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	31.7%
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	100.0%
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024. KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of June 30, 2025 and December 31, 2024, the amount of required collateral was approximately $4,462,000 and $5,308,000, respectively. As of June 30, 2025 and December 31, 2024, the estimated fair value of the eligible collateral was approximately $4,462,000 and $5,308,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2025, the estimated fair value of the eligible investments was approximately $9,840,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2025 and December 31, 2024 there was no outstanding balance on the FHLBNY credit line.

Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,754,323)	$6,995,999	69.8%
Fixed income exchange traded funds	3,711,232	-	(765,232)	2,946,000	29.4%
FHLBNY common stock	85,100	-	-	85,100	0.8%
Total	$13,546,654	$-	$(3,519,555)	$10,027,099	100.0%

	December 31, 2024
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705	71.2%
Fixed income exchange traded funds	3,711,232		(808,432)	2,902,800	28.2%
FHLBNY common stock	66,000	-	-	66,000	0.6%
Total	$13,527,554	$—	$(3,231,049)	$10,296,505	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$3,096,398	$5,083,438	$1,987,040	$2,393,616	$4,380,656

Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,328	$-	$(25,668)	$(8,370)	$1,195,290	20.0%

Political subdivisions of States, Territories and Possessions	500,000	-	—	-	500,000	8.4%

Exchange traded debt	304,111	-	-	(69,311)	234,800	3.9%

Corporate and other bonds Industrial and miscellaneous	5,011,792	-	-	(974,742)	4,037,050	67.7%

Total	$7,045,231	$-	$(25,668)	$(1,052,423)	$5,967,140	100.0%

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$-	$(39,630)	$(15,990)	$1,173,550	19.7%

Political subdivisions of States, Territories and Possessions	499,719	-	(654)	-	499,065	8.4%

Exchange traded debt	304,111	-	-	(55,611)	248,500	4.2%

Corporate and other bonds Industrial and miscellaneous	5,014,342	-	-	(976,192)	4,038,150	67.8%

Total	$7,047,342	$-	$(40,284)	$(1,047,793)	$5,959,265	100.0%
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2025 and December 31, 2024 is shown below:

	June 30, 2025		December 31, 2024
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$500,000	$500,000	$499,719	$499,065
One to five years	2,056,576	1,992,470	622,375	600,288
Five to ten years	-	-	1,427,579	1,323,600
More than 10 years	4,488,655	3,474,670	4,497,669	3,536,312
Total	$7,045,231	$5,967,140	$7,047,342	$5,959,265

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2025 and December 31, 2024 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	June 30, 2025		December 31, 2024
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$5,969,050	2.7%	$—	—%

Corporate and municipal bonds
AAA	3,337,374	1.5%	3,232,352	1.7%
AA	23,418,360	10.8%	22,844,557	12.2%
A	60,281,150	27.7%	61,528,377	32.9%
BBB+	20,496,045	9.4%	20,827,660	11.1%
BBB	14,654,724	6.7%	13,933,733	7.5%
BBB-	960,253	0.4%	1,953,596	1.0%
BB	—	—%	991,550	0.5%
Total corporate and municipal bonds	123,147,906	56.5%	125,311,825	66.9%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	28,511,575	13.1%	15,961,257	8.5%
AA	43,651,781	20.1%	34,893,057	18.7%
A	15,634,086	7.2%	9,927,371	5.3%
CCC	437,694	0.2%	372,787	0.2%
CC	—	—%	82,696	—%
Non rated	327,258	0.2%	344,445	0.2%
Total residential mortgage backed, asset backed, and other collateralized obligations	88,562,394	40.8%	61,581,613	32.9%

Total	$217,679,350	100.0%	$186,893,438	100.0%

The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2025 and December 31, 2024:

Category	June 30, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government corporations and agencies	4.12%	3.62%

Political subdivisions of States, Territories and Possessions	3.76%	3.85%

Corporate and other bonds Industrial and miscellaneous	3.93%	3.86%

Residential mortgage backed securities	3.95%	3.31%

Total	3.93%	3.68%
The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Weighted average effective maturity	10.3	7.6

Weighted average final maturity	13.9	11.0

Effective duration	4.3	3.9
Fair Value Consideration
Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2025 and December 31, 2024, 59% and 53%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.

The table below summarizes the gross unrealized losses of our fixed-maturity securities available-for-sale and equity securities by length of time the security has continuously been in an unrealized loss position as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$3,972,290	$(683)	4	$—	$—	0	$3,972,290	$(683)

Political subdivisions of States, Territories and Possessions	-	-	-	13,521,944	(2,955,097)	12	13,521,944	(2,955,097)

Corporate and other bonds industrial and miscellaneous	38,830,938	(185,250)	40	47,251,942	(3,441,755)	57	86,082,880	(3,627,005)

Residential mortgage and other asset backed securities	6,549,447	(15,023)	10	34,268,752	(5,406,006)	36	40,818,199	(5,421,029)

Total fixed-maturity securities	$49,352,675	$(200,956)	54	$95,042,638	$(11,802,858)	105	$144,395,313	$(12,003,814)

	December 31, 2024
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	7,705,370	(73,589)	6	13,167,726	(3,324,491)	12	20,873,096	(3,398,080)

Corporate and other bonds industrial and miscellaneous	51,411,296	(1,024,461)	60	55,381,083	(4,690,597)	68	106,792,379	(5,715,058)

Residential mortgage and other asset backed securities	19,315,521	(209,890)	22	35,206,442	(6,211,339)	36	54,521,963	(6,421,229)

Total fixed-maturity securities	$78,432,187	$(1,307,940)	88	$103,755,251	$(14,226,427)	116	$182,187,438	$(15,534,367)
There were 159 securities at June 30, 2025 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. There were 204 securities at

December 31, 2024 that accounted for the gross unrealized loss of our fixed-maturity securities available-for-sale, none of which were deemed to be credit losses by us. Significant factors influencing our determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, management’s intent not to sell these securities and it being not more likely than not that we will be required to sell these investments before anticipated recovery of fair value to our cost basis.
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
The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the six months ended June 30, 2025, KICO did not pay any dividends to us. As of June 30, 2025, KICO had eligible unassigned surplus of $23,613,131 and was able to pay dividends; however, KICO has an agreement with the New York State Department of Financial Services pursuant to which KICO may only pay dividends to us for purposes of paying operating expenses and debt obligations.
KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is March 31, 2025. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. The maximum allowable advance as of June 30, 2025, based on the net admitted assets as of March 31, 2025, was approximately $15,704,000. Available collateral as of June 30, 2025 was approximately $9,840,000. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during Six Months 2025.
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
In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we initially had the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, we filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the six months ended June 30, 2025, we sold 612,999 shares of our Common Stock at a weighted average price of $16.00 per share and raised $9,484,382 in net proceeds under the ATM program. As of June 30, 2025, we had remaining capacity to sell up to an additional $15,945,937 of our Common Stock under the ATM program.
On September 12, 2024, we issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Beginning in the third quarter of 2024 through the first quarter of 2025, we paid optional principal amounts, reducing the balance of the 2024 Notes, and completely satisfying the obligation on February 24, 2025.

If the aforementioned sources of cash flow currently available are insufficient to cover our holding company cash requirements, we will seek to obtain additional financing.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months ended June 30,	2025	2024

Cash flows provided by (used in):
Operating activities	$27,131,737	$13,214,888
Investing activities	(24,512,699)	(9,612,199)
Financing activities	2,425,953	(408,694)
Net increase in cash and cash equivalents	5,044,991	3,193,995
Cash and cash equivalents, beginning of period	28,669,441	8,976,998
Cash and cash equivalents, end of period	$33,714,432	$12,170,993
Net cash provided by operating activities was $27,132,000 in Six Months 2025 as compared to $13,215,000 provided by operating activities in Six Months 2024. The $13,917,000 increase in cash flows provided by operating activities in Six Months 2025 as compared to Six Months 2024 was primarily the result of an increase in net income (adjusted for non-cash items) of $5,633,000 and cash provided from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $24,513,000 in Six Months 2025 compared to $9,612,000 used in investing activities in Six Months 2024 resulting in a $14,901,000 increase in net cash used in investing activities. In Six Months 2025, we had net cash used by our investment portfolio of $26,672,000, compared to $8,574,000 used in Six Months 2024. In Six Months 2025 one of our subsidiaries received gross proceeds of $3,600,000 from the sale of real estate that was used as our headquarters building.
Net cash provided by financing activities was $2,426,000 in Six Months 2025 compared to $(409,000) used in Six Months 2024. In Six Months 2025, we received net proceeds of $9,484,000 from our ATM offering. This amount was offset primarily by principal payments of $5,950,000 on our 2024 Notes, $603,000 on our equipment financing debt in connection with KICO’s sale-leaseback transaction and $549,000 for withholding taxes paid on vested restricted stock awards and the exercise of stock options. The principal payments on the 2024 Notes were made by using a portion of the net proceeds from our ATM offering. Net cash used in financing activities in Six Months 2024 was primarily principal payments on our equipment financing debt.
Reinsurance
On January 1, 2024, we entered into a 27% quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”).
Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2025 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2025 (as discussed below). Effective January 1, 2024, we renewed an underlying excess of loss treaty ("Underlying XOL Treaty") covering the period from January 1, 2024 through January 1, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. For the period

October 1, 2024 through April 30, 2025, we purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Effective July 1, 2025, we purchased $435,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $275,000,000 of catastrophe reinsurance in excess of $5,000,000 in the expiring treaty. The new catastrophe reinsurance treaties includes the issuance of a $125,000,000 catastrophe bond ("Series 2025-1 Notes"). The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing us with $125,000,000 of collateralized reinsurance protection. The notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-occurrence basis. The notes, which were structured and placed by Aon Securities LLC, will cover four annual risk periods from July 1, 2025, through June 30, 2029. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		2025/2026 Treaty		2024/2025 Treaty
Line of Business	January 2, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	(5)	16%	16%	27%	27%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	(5)	$840,000	$840,000	$730,000	$730,000
Losses per occurrence
subject to quota share
reinsurance coverage	(5)	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(5)	January 1, 2026	January 1, 2026	January 1, 2025	January 1, 2025
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$8,250,000	$8,250,000	$8,400,000	$8,400,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$750,000	$750,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$8,125,000	$8,285,000	$8,360,000	$8,470,000	$8,470,000
Losses per occurrence
subject to reinsurance
coverage (5)	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025	June 30, 2024

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	(5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	$6,000,000	$5,000,000	$4,250,000	$4,750,000	$9,500,000
Catastrophe loss
coverage (2) (5) (8)	$434,000,000	$435,000,000	$275,000,000	$275,000,000	$315,000,000

Reinstatement premium
protection (3)	Yes	Yes	Yes	Yes	Yes

(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2025.
(2)Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on 80% of the first layer of $5,000,000 in excess of $5,000,000, and one occurrence on 52% of the top layer of $240,000,000 in excess of $200,000,000, which is covered under the catastrophe bond. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone.
(3)For the period July 1, 2024 through June 30, 2025, reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2025 through June 30, 2026 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000.
(4)For the period January 1, 2024 through June 30, 2025, Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty. For the period July 1, 2025 through June 30, 2026, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Increased retention to $715,000 from $640,000 under the 2025/2026 Treaty (see note 5 below).
(5)The personal lines quota share treaty (homeowners, dwelling fire and canine liability) will expire on January 1, 2026, with none of these coverages to be in effect during the period from January 2, 2026 through June 30, 2026. If and when this treaty is renewed on January 2, 2026, the personal lines quota share treaty, will be as provided for therein. Reinsurance coverage in effect from January 2, 2026 through June 30, 2026 is only for excess of loss, Underlying XOL, and catastrophe reinsurance treaties.
(6)For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a named catastrophe event.
(7)Plus losses in excess of catastrophe coverage
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. Retention for winter storms under this treaty is $4,800,000 under the 2024/2025 Treaty and $5,200,000 under the 2025/2026 Treaty.

	Treaty Year
Line of Business	July 1, 2025 to June 30, 2026	July 1, 2024 to June 30, 2025	July 1, 2023 to June 30, 2024

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 dollars of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2026	June 30, 2025	June 30, 2024

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
Six Months 2025 included continuing economic inflation, albeit tempered compared to previous years, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities, and in Six Months 2025, we experienced a significant recovery of these losses. For Six Months 2025, the continuing economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.
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

The following table reconciles Core written premiums, Non-Core written premiums, direct written premiums, and net written premiums to net premiums earned for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Direct written premiums
Core written premiums	$59,802,088	$51,305,695	$116,976,970	$97,892,699
Non-Core written premiums	1,260,321	2,189,628	2,260,435	4,927,240
Total direct written premiums	61,062,409	53,495,323	119,237,405	102,819,939
Ceded written premiums	(8,851,735)	(8,851,735)	(6,017,324)	(23,299,863)
Net written premiums	52,210,674	44,643,588	113,220,081	79,520,076
Change in unearned premiums	(5,995,414)	(11,121,065)	(23,481,758)	(20,396,562)
Net premiums earned	$46,215,260	$33,522,523	$89,738,323	$59,123,514

The following table reconciles the underlying loss ratio, the net loss ratio excluding the effect of catastrophes and the catastrophe loss ratio to the net loss ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Underlying Loss Ratio	38.7%	47.1%	50.0%	52.8%

Effect of prior year reserve development	(0.5%)	(1.4%)	(0.9%)	(1.7%)
Net loss ratio excluding the effect of catastrophes	38.2%	45.7%	49.1%	51.1%
Effect of catastrophes	0.6%	1.3%	1.2%	3.2%
GAAP net loss ratio	38.8%	47.0%	50.3%	54.3%

The following table reconciles the net loss ratio excluding commercial lines business to the net loss ratio for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss ratio excluding the effect of commercial lines business	38.0%	45.5%	50.3%	53.0%
Effect of commercial lines business	0.8%	1.5%	—%	1.3%
GAAP net loss ratio	38.8%	47.0%	50.3%	54.3%

The following table reconciles net income from insurance underwriting business on a standalone basis to GAAP net income for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income from insurance underwriting business on a standalone basis	$12,118,884	$5,842,500	$16,785,353	$8,528,272
Holding company operations	$(866,552)	$(1,327,563)	(1,650,361)	(2,586,656)
GAAP net income	$11,252,332	$4,514,937	$15,134,992	$5,941,616

The following table reconciles the net loss ratio excluding the effect of catastrophes, net underwriting expense ratio excluding the effect of catastrophes, and net combined ratio excluding the effect of catastrophes to GAAP net loss ratio, GAAP net underwriting expense ratio, and GAAP net combined ratio for the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss ratio excluding the effect of catastrophes	38.2%	45.7%	49.1%	51.1%
Effect of catastrophes	0.6%	1.3%	1.2%	3.2%
GAAP net loss ratio	38.8%	47.0%	50.3%	54.3%

Net underwriting expense ratio excluding the effect of catastrophes	32.7%	31.2%	32.0%	31.3%
Effect of catastrophes	0.0%	0.0%	0.0%	0.0%
GAAP net underwriting expense ratio	32.7%	31.2%	32.0%	31.3%

Net combined ratio excluding the effect of catastrophes	70.9%	76.9%	81.1%	82.4%
Effect of catastrophes	0.6%	1.3%	1.2%	3.2%
GAAP net combined ratio	71.5%	78.2%	82.3%	85.6%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable to smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025.

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
We previously disclosed that on November 12, 2024, we issued a press release announcing our financial results for the period ended September 30, 2024 (the “Press Release”). In the Press Release, we indicated that our book value per share – diluted and book value per share – diluted excluding accumulated other comprehensive income (“AOCI”) as of September 30, 2024 were $4.58 and $5.28, respectively. On November 15, 2024, we determined that such figures were calculated based upon an incorrect number of shares of common stock outstanding on a fully diluted basis as of September 30, 2024. Based upon the correct number of shares of common stock outstanding on a fully diluted basis, the book value per share – diluted and book value per share – diluted excluding AOCI as of September 30, 2024 were $4.32 and $4.97, respectively.

We continually review our disclosure controls and procedures and make changes, as necessary, to ensure the quality of our financial reporting. In particular, we have implemented a new financial reporting system which we believe has remediated the disclosure control deficiency. We believe that the effectiveness of the remediation has been demonstrated over time. Except as noted above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)During the three months ended June 30, 2025, we issued the following securities in transactions not involving any public offering. For each of the following transactions, we relied upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as transactions by an issuer not involving any public offering, or Section 3(a)(9) of the Securities Act as a security exchanged by an issuer with its existing security holders exclusively where no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange. For each such transaction, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of persons, the investors had access to information regarding us (including information contained in our Annual Report on Form 10-K for the year ended December 31, 2024, Quarterly Report on Form 10-Q for the period ended March 31, 2025, and Current Reports on Form 8-K filed with the Securities and Exchange Commission and press releases made by us), and we were available to answer questions from prospective investors. We reasonably believe that each of the investors is an accredited investor. No proceeds were received from any of the issuances.

Date Issued	Common Stock	Purchaser	Consideration(1)
May 9, 2025	245,393	(2)	$259,525	(3)
June 13, 2025	126,241	(2)	$135,000	(3)
Total	371,634		$394,525

(1) The value of the non-cash consideration was estimated to be the fair value of our restricted common stock.
(2) Accredited investor.
(3) Issued on a cashless basis pursuant to the exercise of warrants.
(b)Not applicable.
(c)None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 15, 2014).

3(b)	By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2025 filed on May 15, 2025)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: August 14, 2025	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer

Dated: August 14, 2025	By:	/s/ Victor Brodsky
Victor Brodsky
Chief Accounting Officer