Form 10-Q
period 2025-09-30
KINGSTONE COMPANIES, INC.
filed 2025-11-12
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2025, there were 14,147,428 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024	5
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months and nine months ended September 30, 2025 and 2024	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months and nine months ended September 30, 2025 and 2024	9
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024	11
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	78
Item 4 —	Controls and Procedures	78

PART II — OTHER INFORMATION		80
Item 1 —	Legal Proceedings	80
Item 1A —	Risk Factors	80
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	80
Item 3 —	Defaults Upon Senior Securities	80
Item 4 —	Mine Safety Disclosures	80
Item 5 —	Other Information	80
Item 6 —	Exhibits	81
	Signatures	82

Forward-Looking Statements
This Quarterly Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward‑looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to, the risks and uncertainties discussed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2024, Part I, Item 2 of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,174,675 at September 30, 2025 and $5,959,265 at December 31, 2024)	$6,043,708	$7,047,342
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $261,180,534 at September 30, 2025 and $202,308,158 at December 31, 2024)	252,640,428	186,893,438
Equity securities, at fair value (cost of $13,546,654 at September 30, 2025 and $13,527,554 at December 31, 2024)	10,409,833	10,296,505
Other investments	4,889,148	4,380,656
Total investments	273,983,117	208,617,941
Cash and cash equivalents	26,772,302	28,669,441
Premiums receivable, net of allowance for credit losses of $477,154 at September 30, 2025, 2025 and $402,290 at December 31, 2024	18,252,649	21,766,988
Reinsurance receivables, net	60,019,060	69,322,436
Prepaid reinsurance	2,142,329	—
Deferred policy acquisition costs	25,377,781	24,732,371
Intangible assets	500,000	500,000
Property and equipment, net	7,861,007	9,283,970
Deferred income taxes, net	4,138,144	5,597,920
Other assets	9,543,853	6,424,776
Total assets	$428,590,242	$374,915,843

Liabilities
Loss and loss adjustment expense reserves	$141,194,246	$126,210,428
Unearned premiums	140,041,140	134,701,733
Advance premiums	7,711,957	3,503,063
Reinsurance balances payable	5,690,029	10,509,121
Deferred ceding commission revenue	7,562,417	11,541,239
Accounts payable, accrued expenses and other liabilities	12,152,437	10,570,388
Income taxes payable	1,832,290	—
Debt, net (current $1,278,094 and long-term $3,474,590 at September 30, 2025, current $6,849,257 and long-term $4,322,163 at December 31, 2024)	4,752,684	11,171,420
Total liabilities	320,937,200	308,207,392
Commitments and Contingencies (Note 11)	$—	$—
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	$—	$—
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 15,671,553 shares at September 30, 2025 and 14,448,205 shares at December 31, 2024; outstanding 14,147,428 shares at September 30, 2025 and 12,924,080 shares at December 31, 2024	156,715	144,482
Capital in excess of par	99,264,372	89,063,326
Accumulated other comprehensive loss	(6,744,530)	(12,175,476)
Retained earnings (accumulated deficit)	20,544,492	(4,755,874)
Stockholders' equity before treasury stock	113,221,049	72,276,458
Treasury stock, at cost, 1,524,125 shares at September 30, 2025 and 1,524,125 at December 31, 2024	(5,568,007)	(5,568,007)
Total stockholders' equity	107,653,042	66,708,451
Total liabilities and stockholders' equity	$428,590,242	$374,915,843
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Net premiums earned	$47,925,053	$33,407,194	$137,663,376	$92,530,708
Ceding commission revenue	4,900,401	4,741,676	10,940,648	13,870,748
Net investment income	2,499,071	1,649,673	6,847,934	4,917,129
Net gains on investments	182,122	826,522	590,594	1,319,307
Realized gain on sale of real estate	—	—	1,965,989	—
Other income	145,843	146,663	437,503	401,128
Total revenues	55,652,490	40,771,728	158,446,044	113,039,020

Expenses
Loss and loss adjustment expenses	21,232,324	13,027,597	66,334,564	45,125,492
Commission expense	10,308,092	9,004,254	30,250,601	25,088,546
Other underwriting expenses	8,358,432	6,894,590	23,491,221	18,675,720
Other operating expenses	1,330,258	1,241,572	3,519,475	2,820,620
Depreciation and amortization	644,653	619,056	1,881,880	1,835,503
Interest expense	72,609	900,583	377,137	2,884,181
Total expenses	41,946,368	31,687,652	125,854,878	96,430,062

Income from operations before taxes	13,706,122	9,084,076	32,591,166	16,608,958
Income tax expense	2,833,647	2,105,931	6,583,699	3,689,197
Net income	10,872,475	6,978,145	26,007,467	12,919,761

Other comprehensive income, net of tax
Gross decrease in net unrealized losses on available-for-sale-securities	2,760,803	4,533,334	6,862,488	4,082,771

Reclassification adjustment for net realized losses included in net income	6,322	3,939	12,126	11,468
Net decrease in net unrealized losses	2,767,125	4,537,273	6,874,614	4,094,239
Income tax expense related to items of other comprehensive income	(581,096)	(952,827)	(1,443,668)	(859,789)
Other comprehensive income, net of tax	2,186,029	3,584,446	5,430,946	3,234,450

Comprehensive income	$13,058,504	$10,562,591	$31,438,413	$16,154,211

Earnings per common share:
Basic	$0.77	$0.61	$1.88	$1.16
Diluted	$0.74	$0.55	$1.82	$1.05

Weighted average common shares outstanding
Basic	14,142,374	11,404,360	13,849,283	11,142,043
Diluted	14,601,241	12,581,128	14,303,326	12,249,576

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2025

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, July 1, 2025	-	$-	15,661,240	$156,612	$98,840,728	$(8,930,559)	$10,379,118	1,524,125	$(5,568,007)	$94,877,892
Stock-based compensation	-	-	-	-	430,173	-	-	-	-	430,173
Vesting of restricted stock awards	-	-	6,978	70	(70)	-	-	-	-	-
Exercise of stock options	-	-	3,335	33	7,470	-	-	-	-	7,503
Offering costs on previously issued common stock	-	-	-	-	(13,929)	-	-	-	-	(13,929)
Dividends	-	-	-	-	-	-	(707,101)	-	-	(707,101)
Net income	-	-	-	-	-	-	10,872,475	-	-	10,872,475
Decrease in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	2,186,029	-	-	-	2,186,029
Balance, September 30, 2025	-	$-	15,671,553	$156,715	$99,264,372	$(6,744,530)	$20,544,492	1,524,125	$(5,568,007)	$107,653,042

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2024

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, July 1, 2024	-	$-	12,536,129	$125,361	$76,042,147	$(12,624,559)	$(17,172,694)	1,471,406	$(5,567,481)	$40,802,774
Stock-based compensation	-	-	-	-	359,170	-	-	-	-	359,170
Vesting of restricted stock awards	-	-	211,391	2,114	(2,114)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(106,687)	(1,067)	(951,644)	-	-	-	-	(952,711)
Exercise of stock options	-	-	37,959	380	(28)	-	-	35,248	(352)	-
Exercise of warrants	-	-	60,557	606	(606)	-	-	-	-	-
Issuance of common stock, net of offering costs of $360,670	-	-	1,079,601	10,796	8,887,112	-	-	-	-	8,897,908
Net income	-	-	-	-	-	-	6,978,145	-	-	6,978,145
Decrease in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	3,584,446	-	-	-	3,584,446
Balance, September 30, 2024	-	$-	13,818,950	$138,190	$84,334,037	$(9,040,113)	$(10,194,549)	1,506,654	$(5,567,833)	$59,669,732

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2025

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2025	-	$-	14,448,205	$144,482	$89,063,326	$(12,175,476)	$(4,755,874)	1,524,125	$(5,568,007)	$66,708,451
Stock-based compensation	-	-	-	-	1,241,040	-	-	-	-	1,241,040
Vesting of restricted stock awards	-	-	223,204	2,232	(2,232)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(35,942)	(359)	(548,141)	-	-	-	-	(548,500)
Exercise of stock options	-	-	52,321	523	64,068	-	-	-	-	64,591
Shares deducted from exercise of stock options for payment of withholding taxes	-	-	(868)	(9)	(14,296)	-	-	-	-	(14,305)
Issuance of common stock, net of offering costs of $338,063	-	-	612,999	6,130	9,464,323	-	-	-	-	9,470,453
Exercise of warrants	-	-	371,634	3,716	(3,716)	-	-	-	-	-
Dividends	-	-	-	-	-	-	(707,101)	-	-	(707,101)
Net income	-	-	-	-	-	-	26,007,467	-	-	26,007,467
Decrease in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	5,430,946	-	-	-	5,430,946
Balance, September 30, 2025	-	$-	15,671,553	$156,715	$99,264,372	$(6,744,530)	$20,544,492	1,524,125	$(5,568,007)	$107,653,042

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2024

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2024	-	$-	12,248,313	$122,483	$75,338,010	$(12,274,563)	$(23,114,310)	1,471,406	$(5,567,481)	$34,504,139
Stock-based compensation	-	-	-	-	906,375	-	-	-	-	906,375
Vesting of restricted stock awards	-	-	446,044	4,460	(4,460)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(109,633)	(1,096)	(959,995)	-	-	-	-	(961,091)
Exercise of stock options	-	-	37,959	380	(28)	-	-	35,248	(352)	-
Exercise of warrants	-	-	60,557	606	(606)	-	-	-	-	-
Issuance of common stock, net of offering costs of $259,825	-	-	1,135,710	11,357	9,054,741	-	-	-	-	9,066,098
Net income	-	-	-	-	-	-	12,919,761	-	-	12,919,761
Decrease in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	3,234,450	-	-	-	3,234,450
Balance, September 30, 2024	-	$-	13,818,950	$138,190	$84,334,037	$(9,040,113)	$(10,194,549)	1,506,654	$(5,567,833)	$59,669,732

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30, 2025	2025	2024
Cash flows from operating activities:
Net income	$26,007,467	$12,919,761
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses on investments	12,126	59,838
Net unrealized gains on equity investments	(94,228)	(977,117)
Net unrealized gains on other investments	(508,492)	(402,028)
Gain on sale of real estate	(1,965,989)	-
Depreciation and amortization	1,881,880	1,835,503
Credit losses	96,191	85,273
Accretion of bond discount, net	(29,812)	(560,649)
Amortization of discount and issuance costs on debt	65,163	819,930
Loss on extinguishment of debt	174,962	296,553
Stock-based compensation	1,241,040	906,375
Deferred income tax expense	16,108	3,689,197
Decrease (increase) in operating assets:
Premiums receivable, net	3,418,148	(4,081,882)
Reinsurance receivables, net	9,303,376	9,847,085
Prepaid reinsurance	(2,142,329)	-
Deferred policy acquisition costs	(645,410)	(2,049,801)
Other assets	(2,917,202)	429,999
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	14,983,818	(4,975,411)
Unearned premiums	5,339,407	14,353,241
Advance premiums	4,208,894	1,509,633
Reinsurance balances payable	(4,819,092)	(2,970,585)
Deferred ceding commission revenue	(3,978,822)	825,228
Accounts payable, accrued expenses and other liabilities	3,414,339	3,399,435
Net cash flows provided by operating activities	53,061,543	34,959,578

Cash flows from investing activities:
Redemption - fixed-maturity securities held-to-maturity	1,000,000	-
Purchase - fixed-maturity securities available-for-sale	(88,164,845)	(125,744,401)
Sale and maturity - fixed-maturity securities available-for-sale	29,313,789	113,854,152
Purchase - equity securities	(19,100)	-
Sale - equity securities	-	4,410,859
Proceeds from sale of real estate	3,600,000	-
Acquisition of property and equipment	(2,092,928)	(1,738,969)
Net cash flows used in investing activities	(56,363,084)	(9,218,359)

Cash flows from financing activities:
Principal payments on equipment financing	(910,736)	(859,045)
Principal payments on 2022 Notes	-	(5,000,000)
Principal payments on 2024 Notes	(5,950,000)	(3,000,000)
Issue costs on 2024 Notes and 2022 Notes	-	(203,381)
Proceeds from exercise of stock options	64,591	-
Withholding taxes paid on net exercise of stock options	(14,305)	-
Withholding taxes paid on vested restricted stock awards	(548,500)	(961,091)
Net proceeds from issuance of common stock	9,470,453	9,066,098
Dividends paid	(707,101)	-
Net cash flows provided by (used in) financing activities	1,404,402	(957,419)

(Decrease) increase in cash and cash equivalents	$(1,897,139)	$24,783,800
Cash and cash equivalents, beginning of period	28,669,441	8,976,998
Cash and cash equivalents, end of period	$26,772,302	$33,760,798

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,819,000	$-
Cash paid for interest	$1,520,130	$1,695,141

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income, net of tax	$5,430,946	$3,234,450

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Business and Basis of Presentation
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), operates through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended September 30, 2025 and 2024, 98.0% and 96.3%, respectively, of KICO’s direct written premiums came from the New York policies. For the nine months ended September 30, 2025 and 2024, 98.1% and 95.6%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2025. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2025 may not be indicative of the results that may be expected for the year ending December 31, 2025.
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
Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit losses has not been recorded, as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$997,057	$11,073	$-	$-	$1,008,130	$11,073

Political subdivisions of States, Territories and Possessions (1)	24,258,552	190,585	-	(2,551,987)	21,897,150	(2,361,402)

Corporate and other bonds industrial and miscellaneous (1)	123,065,335	481,632	(41,640)	(2,890,680)	120,614,647	(2,450,688)

Residential mortgage and other asset backed securities (1) (2)	112,859,590	1,085,476	(38,253)	(4,786,312)	109,120,501	(3,739,089)
Total fixed-maturity securities	$261,180,534	$1,768,766	$(79,893)	$(10,228,979)	$252,640,428	$(8,540,106)

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$-	$-	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions (1)	24,271,177	-	(73,589)	(3,324,491)	20,873,097	(3,398,080)

Corporate and other bonds industrial and miscellaneous (1)	112,507,436	-	(1,024,461)	(4,690,597)	106,792,378	(5,715,058)

Residential mortgage and other asset backed securities (1) (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	(6,301,582)
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	$(15,414,720)
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale-leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024 KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of September 30, 2025 and December 31, 2024, the amount of required collateral was approximately $4,039,000 and $5,308,000, respectively. As of September 30, 2025 and December 31, 2024, the estimated fair value of the eligible collateral was approximately $4,039,000 and $5,308,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2025 and December 31, 2024, the estimated fair value of the eligible investments was approximately $9,779,000 and $10,130,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2025 and December 31, 2024, there was no outstanding balance on the FHLBNY credit line.
A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of September 30, 2025 and December 31, 2024 is shown below:

	September 30, 2025		December 31, 2024
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$12,951,205	$12,916,040	$9,522,262	$9,484,834
One to five years	67,778,085	66,799,930	68,052,387	66,141,372
Five to ten years	47,386,586	45,910,285	38,159,446	34,068,922
More than 10 years	20,205,068	17,893,672	21,044,518	17,970,347
Residential mortgage and other asset backed securities	112,859,590	109,120,501	65,529,545	59,227,963
Total	$261,180,534	$252,640,428	$202,308,158	$186,893,438

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on fixed-maturity securities classified as available-for-sale as of September 30, 2025 and December 31, 2024, respectively.
Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,450,189)	$7,300,133
Fixed income exchange traded funds	3,711,232	-	(686,632)	3,024,600
FHLBNY common stock	85,100	-	-	85,100
Total	$13,546,654	$-	$(3,136,821)	$10,409,833

	December 31, 2024
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705
Fixed income exchange traded funds	3,711,232	-	(808,432)	2,902,800
FHLBNY common stock	66,000	-	-	66,000
Total	$13,527,554	$-	$(3,231,049)	$10,296,505
Other Investments
The cost and estimated fair value of, and gross gains on, the Company’s other investments as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025			December 31, 2024
Category	Cost	Gross Unrealized Gains	Estimated Fair Value	Cost	Gross Unrealized Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,902,108	$4,889,148	$1,987,040	$2,393,616	$4,380,656

Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,408	$40	$(17,232)	$(6,466)	$1,205,750	$(23,658)

Political subdivisions of States, Territories and Possessions	-	-	-	-	-	-

Exchange traded debt	304,111	-	-	(54,111)	250,000	(54,111)

Corporate and other bonds industrial and miscellaneous	4,510,189	-	-	(791,264)	3,718,925	(791,264)
Total	$6,043,708	$40	$(17,232)	$(851,841)	$5,174,675	$(869,033)

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains			Estimated Fair Value	Net Unrealized Losses
			Gross Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$-	$(39,630)	$(15,990)	$1,173,550	$(55,620)

Political subdivisions of States, Territories and Possessions	499,719	-	(654)	-	499,065	(654)

Exchange traded debt	304,111	-	-	(55,611)	248,500	(55,611)

Corporate and other bonds industrial and miscellaneous	5,014,342	-	-	(976,192)	4,038,150	(976,192)
Total	$7,047,342	$—	$(40,284)	$(1,047,793)	$5,959,265	$(1,088,077)
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.

A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2025 and December 31, 2024 is shown below:

	September 30, 2025		December 31, 2024
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$-	$-	$499,719	$499,065
One to five years	2,059,969	2,018,138	622,375	600,288
Five to ten years	-	-	1,427,579	1,323,600
More than 10 years	3,983,739	3,156,537	4,497,669	3,536,312
Total	$6,043,708	$5,174,675	$7,047,342	$5,959,265
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of September 30, 2025 and December 31, 2024, respectively.
Investment Income
Major categories of the Company’s net investment income are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Income:
Fixed-maturity securities	$2,449,081	$1,172,023	$6,510,764	$3,511,243
Equity securities	123,501	144,950	370,139	467,588
Cash and cash equivalents	84,329	385,809	228,137	1,074,000
Other	-	-	-	39,227
Total	2,656,911	1,702,782	7,109,040	5,092,058
Expenses:
Investment expenses	157,840	53,109	261,106	174,929
Net investment income	$2,499,071	$1,649,673	$6,847,934	$4,917,129
Proceeds from the redemptions of fixed-maturity securities held-to-maturity were $1,000,000 and $0 for the nine months ended September 30, 2025 and 2024, respectively.
Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $29,313,789 and $113,854,152 for the nine months ended September 30, 2025 and 2024, respectively.
Proceeds from the sale of equity securities were $0 and $4,410,859 for the nine months ended September 30, 2025 and 2024, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$333	$157	$1,175	$962
Gross realized losses	(6,655)	(4,096)	(13,301)	(12,430)
	(6,322)	(3,939)	(12,126)	(11,468)

Equity securities:
Gross realized gains	-	369,877	-	374,997
Gross realized losses	-	-	-	(423,367)
	-	369,877	-	(48,370)

Net realized losses	(6,322)	365,938	(12,126)	(59,838)

Unrealized Gains (Losses)

Equity Securities:
Gross gains	94,228	669,059	94,228	1,291,933
Gross losses	288,506	(314,816)	-	(314,816)
	382,734	354,243	94,228	977,117

Other Investments:
Gross gains	(194,290)	106,341	508,492	402,028
Gross losses	-	-	-	-
	(194,290)	106,341	508,492	402,028

Net unrealized gains	188,444	460,584	602,720	1,379,145

Net gains on investments	$182,122	$826,522	$590,594	$1,319,307
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
The Company did not identify any available-for-sale securities as of September 30, 2025 and December 31, 2024 which presented a risk of loss due to credit deterioration of the security.
At September 30, 2025 and December 31, 2024, there were 130 and 204 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the nine months ended September 30, 2025 and 2024. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2025 as follows:

	September 30, 2025
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	-	$-	$-	-	$-	$-

Political subdivisions of States, Territories and Possessions	-	-	-	13,917,340	(2,551,987)	12	13,917,340	(2,551,987)

Corporate and other bonds industrial and miscellaneous	15,265,950	(41,640)	17	48,232,706	(2,890,680)	57	63,498,656	(2,932,320)

Residential mortgage and other asset backed securities	6,226,193	(38,253)	8	34,133,806	(4,786,312)	36	40,359,999	(4,824,565)

Total fixed-maturity securities	$21,492,143	$(79,893)	25	$96,283,852	$(10,228,979)	105	$117,775,995	$(10,308,872)

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

Note 4 - Fair Value Measurements
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 indicating the level of the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2025
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,008,130	$-	$-	$1,008,130

Political subdivisions of States, Territories and Possessions	-	21,897,150	-	21,897,150

Corporate and other bonds industrial and miscellaneous	120,614,647	-	-	120,614,647

Residential mortgage and other asset backed securities	-	109,120,501	-	109,120,501
Total fixed maturities	121,622,777	131,017,651	-	252,640,428
Equity securities	10,409,833	-	-	10,409,833
Total investments, at fair value	$132,032,610	$131,017,651	$-	$263,050,261

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$-	$-	$-	$-

Political subdivisions of States, Territories and Possessions	-	20,873,097	-	20,873,097

Corporate and other bonds industrial and miscellaneous	106,792,378	-	-	106,792,378

Residential mortgage and other asset backed securities	-	59,227,963	-	59,227,963
Total fixed maturities	106,792,378	80,101,060	-	186,893,438
Equity securities	10,296,505	-	-	10,296,505
Total investments, at fair value	$117,088,883	$80,101,060	$-	$197,189,943
The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of September 30, 2025 and December 31, 2024. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2025	December 31, 2024

Other Investments
Hedge fund	$4,889,148	$4,380,656
The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners, which are recorded in the condensed consolidated statements of income and comprehensive income within net gains on investments.

Note 5 - Fair Value of Financial Instruments and Real Estate
The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities, held-to maturity, Level 1	$6,043,708	$5,174,675	$7,047,342	$5,959,265
Fixed-maturity securities, available-for-sale, Level 1	$121,622,777	$121,622,777	$106,792,378	$106,792,378
Fixed-maturity securities, available-for-sale, Level 2	$131,017,651	$131,017,651	$80,101,060	$80,101,060
Cash and cash equivalents, Level 1	$26,772,302	$26,772,302	$28,669,441	$28,669,441
Premiums receivable, net, Level 1	$18,252,649	$18,252,649	$21,766,988	$21,766,988
Reinsurance receivables, net, Level 3	$60,019,060	$60,019,060	$69,322,436	$69,322,436
Real estate, net of accumulated depreciation, Level 3 (1)	$460,031	$940,000	$1,913,390	$3,540,000
Reinsurance balances payable, Level 3	$5,690,029	$5,690,029	$10,509,121	$10,509,121
Debt - 13.75% Senior Notes due 2026, Level 2	$-	$-	$5,508,000	$5,553,785
(1) As of December 31, 2024, real estate consisted of a complex which included an office building, a house and vacant land located in Kingston, New York. In March 2025, the office building and house were sold, leaving the vacant land as the only remaining real estate as of September 30, 2025. See Note 14 - Sale of Real Estate.
Note 6 – Property and Casualty Insurance Activity
Premiums Earned
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2025
Premiums written	$195,047,268	$-	$(50,178,287)	$144,868,981
Change in unearned premiums	(5,339,407)	-	(1,866,198)	(7,205,605)
Premiums earned	$189,707,861	$-	$(52,044,485)	$137,663,376

Nine months ended September 30, 2024
Premiums written	$169,446,603	$-	$(69,381,336)	$100,065,267
Change in unearned premiums	(14,353,242)	-	6,818,683	(7,534,559)
Premiums earned	$155,093,361	$-	$(62,562,653)	$92,530,708

Three months ended September 30, 2025
Premiums written	$75,809,863	$-	$(44,160,963)	$31,648,900
Change in unearned premiums	(9,778,044)	-	26,054,197	16,276,153
Premiums earned	$66,031,819	$-	$(18,106,766)	$47,925,053

Three months ended September 30, 2024
Premiums written	$66,626,664	$-	$(46,081,473)	$20,545,191
Change in unearned premiums	(12,540,101)	-	25,402,104	12,862,003
Premiums earned	$54,086,563	$-	$(20,679,369)	$33,407,194

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of September 30, 2025 and December 31, 2024 was $7,711,957 and $3,503,063, respectively.
Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Nine months ended September 30,	Year ended December 31,
	2025	2024

Balance at beginning of period	$126,210,428	$121,817,862
Less reinsurance recoverables	(32,322,637)	(33,288,650)
Net balance, beginning of period	93,887,791	88,529,212

Incurred related to:
Current year	67,156,741	64,414,543
Prior years	(822,177)	(1,779,827)
Total incurred	66,334,564	62,634,716

Paid related to:
Current year	29,492,987	32,956,899
Prior years	24,351,681	24,319,238
Total paid	53,844,668	57,276,137

Net balance at end of period	106,377,687	93,887,791
Add reinsurance recoverables	34,816,559	32,322,637
Balance at end of period	$141,194,246	$126,210,428
Incurred losses and LAE are presented net of reinsurance recoveries under reinsurance contracts of $16,313,217 and $13,744,230 for the nine months ended September 30, 2025 and 2024, respectively.
Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the nine months ended September 30, 2025 and 2024 was $822,177 favorable and $1,637,038 favorable, respectively. Management, on a quarterly basis, performs a review of open liability claims to assess carried case and incurred but not reported (“IBNR”) reserve levels, giving consideration to both Company and industry trends.
Loss and LAE Reserves
The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known including losses that have occurred but that have not yet been reported. The process relies on standard actuarial reserving methodologies, judgments relative to estimates of ultimate claim severity and frequency, the length of time before losses will develop to their ultimate level (‘tail’ factors), and the likelihood of changes in the law or other external factors that are beyond the Company’s control. Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the cumulative combination of the best estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for individual reported claims (the “case reserve”) is determined by the claims department and changes over time as new information is gathered. Such information is critical to the review of appropriate IBNR reserves and includes a review of coverage applicability, comparative liability on the part of the insured, injury severity, property damage, replacement cost estimates, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims and development on known claims (IBNR reserves) are determined using historical information aggregated by line of business as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.
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
In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2022 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of September 30, 2025, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2025 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2016 to December 31, 2024 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of September 30, 2025
Accident Year	For the Years Ended December 31,									Nine Months Ended September 30, 2025	IBNR	Cumulative Number of Reported Claims by Accident Year
	2016	2017	2018	2019	2020	2021	2022	2023	2024

	(Unaudited 2016 - 2024)									(Unaudited)

2016	$26,062	$24,941	$24,789	$27,887	$27,966	$27,417	$27,352	$27,271	$27,247	$27,201	$61	2,884
2017		31,605	32,169	35,304	36,160	36,532	36,502	36,819	37,268	37,267	57	3,401
2018			54,455	56,351	58,441	59,404	61,237	61,145	61,686	61,150	891	4,238
2019				75,092	72,368	71,544	71,964	73,310	74,363	74,937	1,445	4,508
2020					63,083	62,833	63,217	63,562	64,400	65,655	878	5,896
2021						96,425	96,673	96,134	96,771	97,737	1,810	5,835
2022							79,835	78,759	78,078	77,307	2,875	4,719
2023								78,978	72,025	70,965	6,776	4,097
2024									57,860	56,848	9,194	3,133
2025										60,990	18,455	1,713
									Total	$630,055
All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,									Nine Months Ended September 30, 2025
	2016	2017	2018	2019	2020	2021	2022	2023	2024
	(Unaudited 2016 - 2024)									(Unaudited)

2016	$15,364	$19,001	$21,106	$23,974	$25,234	$25,750	$26,382	$26,854	$26,808	$26,876
2017		16,704	24,820	28,693	31,393	32,529	33,522	34,683	35,046	35,312
2018			32,383	44,516	50,553	52,025	54,424	56,199	57,185	57,762
2019				40,933	54,897	58,055	60,374	63,932	66,109	68,418
2020					39,045	50,719	53,432	56,523	59,220	60,618
2021						56,282	77,756	82,317	85,314	89,642
2022							45,856	65,732	68,170	69,314
2023								46,280	56,952	58,585
2024									29,013	39,171
2025										26,364
									Total	$532,062

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$97,994
All outstanding liabilities before 2016, net of reinsurance										1,539
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$99,533
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

(in thousands)	As of September 30, 2025
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$99,533
Total reinsurance recoverable on unpaid losses	34,817
Unallocated loss adjustment expenses	6,845
Total gross liability for loss and LAE reserves	$141,194
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
The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2025 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2025. The new catastrophe reinsurance treaties include the issuance of a $125,000,000 catastrophe bond ("Series 2025-1 Notes"). The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing KICO with $125,000,000 of collateralized reinsurance protection. The Series 2025-1 Notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-occurrence basis. The Series 2025-1 Notes, which were structured and placed by AON Securities LLC, cover four annual risk periods from July 1, 2025, through June 30, 2029.
Effective January 1, 2024, the Company renewed an underlying excess of loss reinsurance treaty (“Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms are excluded from the treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with the Company's excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. For the period October 1, 2024 through April 30, 2025, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

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
(5)The personal lines quota share treaty (homeowners, dwelling fire and canine liability) will expire on January 1, 2026, with none of these coverages to be in effect during the period from January 2, 2026 through June 30, 2026. If and when this treaty is renewed on January 2, 2026, the personal lines quota share treaty will be as provided for therein. Reinsurance coverage in effect from January 2, 2026 through June 30, 2026 is only for excess of loss, Underlying XOL, and catastrophe reinsurance treaties.
(6)For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a named catastrophe event.
(7)Plus losses in excess of catastrophe coverage.
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Retention for winter storms under this treaty is $4,800,000 under the 2024/2025 Treaty, $5,200,000 under the 2025/2026 Treaty from January 1, 2025 through April 30, 2025, and $3,900,000 from October 15, 2025 through January 1, 2026, the expiration date of the 2025/2026 Treaty.

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
Ceding Commission Revenue
The Company earned ceding commission revenue under the 2025/2026 Treaty for the three and nine months ended September 30, 2025 based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a sliding scale ("Sliding Scale") of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The Sliding Scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.
The Company earned ceding commission revenue under the 2024/2025 Treaty for the three and nine months ended September 30, 2024, based on a fixed provisional commission rate at which provisional ceding commissions were earned.
Ceding commission revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Provisional ceding commissions earned	$3,555,260	$4,742,557	$10,195,169	$13,859,795
Contingent ceding commissions earned	1,345,141	(881)	745,479	10,953
	$4,900,401	$4,741,676	$10,940,648	$13,870,748
Provisional ceding commissions are settled monthly. Balances due to or from reinsurers for contingent ceding commissions on the 2025/2026 Treaty will be settled annually based on the Loss Ratio of the treaty year that ends on January 1. Balances due to or from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30 for the expired treaties (which had June 30 expiration dates) that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of September 30, 2025, contingent ceding commissions receivable from reinsurers under the 2025/2026 Treaty was approximately $751,000, which is recorded in other assets on the accompanying condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, net contingent ceding commissions payable to reinsurers under all other treaties was approximately $732,000 and $727,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.
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
Note 7 – Debt
Federal Home Loan Bank
In July 2017, KICO became a member of, and invested in, the FHLBNY. KICO is required to maintain an investment in the capital stock of FHLBNY. Based on the redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews the stock for impairment based on the ultimate recoverability of the cost basis in the stock. At September 30, 2025 and December 31, 2024, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets under statutory insurance principles as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of September 30, 2025 and December 31, 2024 was approximately $15,801,000 and $13,637,000, respectively. The estimated fair value of available collateral as of September 30, 2025 and December 31, 2024 was approximately $9,779,000 and $10,130,000, respectively. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the nine months ended September 30, 2025 and 2024.
Debt
Debt as of September 30, 2025 and December 31, 2024 consists of the following:

	September 30, 2025	December 31, 2024

13.75% Senior Notes due 2026, net	$-	$5,508,000
Equipment financing	4,752,684	5,663,420
Balance at end of period	$4,752,684	$11,171,420
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
2024 Notes
As discussed above, on September 12, 2024, the Company issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Interest was payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants to purchase 969,525 shares of Common Stock of the Company was extended to June 30, 2026 from December 30, 2025 (see Note 8 – Stockholders’ Equity) and transaction costs were $203,381, for an effective yield of 14.35% per annum. The balance of the 2024 Notes as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024

13.75% Senior Notes due 2026	$-	$5,950,000
Warrants	-	(256,909)
Issuance costs	-	(185,091)
2024 Notes, net	$-	$5,508,000

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
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of September 30, 2025 and December 31, 2024, the amount of required collateral was approximately $4,039,000 and $5,308,000, respectively. As of September 30, 2025 and December 31, 2024, the fair value of KICO’s pledged collateral was approximately $4,039,000 and $5,308,000, respectively, in various fixed-maturity securities.
Future contractual payment obligations under the Financing as of September 30, 2025 are as follows:

For the Years Ending December 31,	Total
Remainder of 2025	$312,557
2026	1,296,900
2027	1,119,021
2,728,478
2028 purchase price	2,024,206
Total	$4,752,684
Note 8 – Stockholders’ Equity
Dividends Declared and Paid
On July 22, 2025, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share which was paid in cash on August 26, 2025 to stockholders of record as of the close of business on August 11, 2025. See Note 15 - Subsequent Events, Dividend Declared.
Preferred Stock
The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of September 30, 2025 and December 31, 2024.
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
2024 Equity Participation Plan
Effective August 7, 2024, the Company's stockholders approved the 2024 Equity Participation Plan (the “2024 Plan”) pursuant to which a maximum of 1,000,000 shares of Common Stock of the Company are authorized to be issued pursuant to the grant of incentive stock options, non-statutory stock options, stock appreciation rights, and stock bonus awards. Incentive stock options granted under the 2024 Plan expire no later than ten years from the date of grant (except no later than five years for a grant to a 10% stockholder). Non-statutory stock options granted under the 2024 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determines the vesting provisions for stock awards granted under the 2024 Plan, subject to the provisions of the 2024 Plan. The 2024 Plan terminates on May 10, 2034 and no further awards may be granted under the 2024 Plan after such date.
As of September 30, 2025, there were 199,515 shares of Common Stock granted under the 2024 Plan.
Stock Options
The results of operations for the three months ended September 30, 2025 and 2024 include stock-based compensation expense for stock options totaling approximately $22,000 and $53,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. The results of operations for the nine months ended September 30, 2025 and 2024 include stock-based compensation expense for stock options totaling approximately $67,000 and $159,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. Stock-based compensation expense related to stock options for the nine months ended September 30, 2025 is net of estimated forfeitures of approximately 19%.
No options were granted during the nine months ended September 30, 2025. The weighted average estimated fair value of stock options granted during the nine months ended September 30, 2024 was $1.24 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
The following weighted average assumptions were used for grants during the following periods:

	Nine months ended September 30,
	2025	2024

Dividend Yield	n/a	0.00%
Volatility	n/a	74.72%
Risk-Free Interest Rate	n/a	4.17%
Expected Life	n/a	3.50 years
There have been no stock options granted under the 2024 Plan. A summary of stock option activity under the Company’s 2014 Plan for the nine months ended September 30, 2025 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2025	281,913	$2.71	3.74	$3,517,171

Granted	-	$-	-	$-
Exercised	(66,507)	$4.22	-	$756,657
Expired/Forfeited	(16,249)	$2.25	3.68	$231,902

Outstanding at September 30, 2025	199,157	$2.25	3.17	$2,766,687

Vested and Exercisable at September 30, 2025	79,190	$2.25	3.33	$1,100,107

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2025 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $14.70 closing price of the Company’s Common Stock on September 30, 2025. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.
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
The Company received $64,591 from the exercise of 28,757 options during the nine months ended September 30, 2025. The remaining options exercised during the nine months ended September 30, 2025 were Net Exercises and Share Exchanges, resulting in the issuance of 23,564 shares of Common Stock. No options were exercised during the nine months ended September 30, 2024.
As of September 30, 2025, the estimated fair value of unamortized compensation cost related to 119,967 unvested stock option awards was approximately $13,000. Unamortized compensation cost as of September 30, 2025 is expected to be recognized over a remaining weighted-average vesting period of 1.27 years.
Restricted Stock Awards
A summary of the restricted Common Stock activity under the 2014 Plan and the 2024 Plan for the nine months ended September 30, 2025 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2025	267,586	$5.24	$1,402,151

Granted	140,760	$14.96	$2,105,770
Vested	(223,204)	$4.16	$(928,529)
Forfeited	(10,703)	$9.09	$(97,290)

Balance at September 30, 2025	174,439	$14.23	$2,482,102

Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the three months ended September 30, 2025 and 2024, stock-based compensation for these grants was approximately $398,000 and $306,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2025 and 2024, stock-based compensation for these grants was approximately $1,148,000 and $747,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees. Unamortized compensation cost of $1,496,376 as of September 30, 2025 is expected to be recognized over a remaining weighted-average vesting period of 1.91 years.
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
The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022. There was no offering pursuant to the ESPP from November 1, 2022 through December 31, 2024. Effective January 1, 2025, the Company initiated an offering period of January 1, 2025 through December 31, 2025 under the ESPP (the "2025 Offering'). For the three months ended September 30, 2025 and 2024, stock-based compensation under the 2025 Offering was approximately $10,000 and $0, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2025 and 2024, stock-based compensation under the 2025 Offering was approximately $26,000 and $0, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
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
During the nine months ended September 30, 2025, holders exercised 394,525 Warrants under Net Exercises, resulting in the issuance of 371,634 shares of Common Stock. No warrants were exercised or granted during the nine months ended September 30, 2024.
As of September 30, 2025, Warrants for the purchase of an aggregate of 247,500 shares of Common Stock were outstanding.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company initially had the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, the Company filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the nine months ended September 30, 2025, the Company sold 612,999 shares of its Common Stock at a weighted average price of $16.00 per share and raised $9,464,323 in net proceeds under the ATM program. As of September 30, 2025, the Company had remaining capacity to sell up to an additional $15,945,937 of Common Stock under the ATM program.
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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2025	December 31, 2024

Deferred tax asset:
Net operating loss carryovers (1)	$—	$419,357
Claims reserve discount	1,477,311	1,305,466
Unearned premium	4,290,382	3,810,973
Deferred ceding commission revenue	1,588,108	2,423,660
Net unrealized losses on securities	1,655,751	3,069,900
Other	1,384,392	834,921
Total deferred tax assets	10,395,944	11,864,277

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred policy acquisition costs	5,329,334	5,193,798
Intangible assets	105,000	105,000
Depreciation and amortization	63,923	208,016
Total deferred tax liabilities	6,257,800	6,266,357

Net deferred income tax asset	$4,138,144	$5,597,920
(1)The deferred tax assets from net operating loss carryovers (“NOL”) are as follows:

Type of NOL	September 30, 2025	December 31, 2024	Expiration

Federal only, NOL from 2024 and 2023	$-	$419,357	None

State only (A)	3,343,160	3,075,395	December 2027 - December 2045
Valuation allowance	(3,343,160)	(3,075,395)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$-	$419,357
(A)Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2025 and December 31, 2024 was $51,433,225 and $47,313,775, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. Kingstone has recorded a full valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2045.
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
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2025 and 2024. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2024 remain subject to examination.
Note 10 – Earnings Per Common Share
Basic net earnings per common share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per common share reflects, in periods in which it has a dilutive effect, the impact of shares of Common Stock issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the three months ended September 30, 2025 and 2024, there were -0- options and 61,270 options, respectively, with an exercise price in excess of the average market price of the Company’s Common Stock during the periods. For the nine months ended September 30, 2025 and 2024, there were -0- options and 61,270 options, respectively, with an exercise price in excess of the average market price of the Company’s Common Stock during the periods. For the three months and nine months ended September 30, 2025 and 2024, there were no warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods.
The computation of diluted earnings per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months ended September 30, 2025 and 2024, there were no options, warrants or restricted stock awards that were anti-dilutive for the relevant periods.
The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Three months ended September 30		Nine months ended September 30
	2025	2024	2025	2024

Weighted average number of shares outstanding	14,142,374	11,404,360	13,849,283	11,142,043

Effect of dilutive securities, common share equivalents:
Stock options	169,314	182,607	173,059	159,900
Warrants	228,580	752,619	230,149	731,520
Restricted stock awards	60,973	241,542	50,835	216,113

Weighted average number of shares outstanding, used for computing diluted earnings per share	14,601,241	12,581,128	14,303,326	12,249,576
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
Additional information regarding the Company’s office operating leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
Lease cost	2025	2024	2025	2024

Operating lease	$13,391	$—	$31,246	$41,342
Total lease cost	$13,391	$—	$31,246	$41,342

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$12,254	$—	$28,592	$49,145
Discount rate	13.75%	na	13.75%	5.50%
Remaining lease term in years	4.42	—	4.42	—
Operating lease right-of-use assets, included in other assets, were $154,421 and $0 as of September 30, 2025 and December 31, 2024, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $154,421 and $-0- as of September 30, 2025 and December 31, 2024, respectively.
Rent expense for the three months ended September 30, 2025 and 2024 amounted to $13,391 and $0, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses. Rent expense for the nine months ended September 30, 2025 and 2024 amounted to $31,246 and $41,342, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses.
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
Randy Patten, Chief Financial Officer, Vice President and Treasurer (effective August 25, 2025)
On July 23, 2025, the Company and Randy Patten entered into an employment agreement (the “Patten Employment Agreement”) pursuant to which Mr. Patten serves as the Company’s Chief Financial Officer, Vice President and Treasurer. Mr. Patten also serves as KICO’s Chief Financial Officer, Vice President and Treasurer. The Patten Employment Agreement was effective as of August 25, 2025 (the "Effective Date") and will expire on August 25, 2028 (the "Expiration Date"). The term of the Patten Employment Agreement shall automatically be extended for one year periods beyond the Expiration Date unless either party provides written notice to the other party, no later than four months preceding the Expiration Date (or the end of the term, if extended), of its or his desire that the term not be extended.
Pursuant to the Patten Employment Agreement, Mr. Patten is entitled to receive an annual base salary of $400,000 and shall participate in the Company's Bonus Plan, including with respect to the SLT RSA bonus, each as described in Note 12 – Employee Benefit Plans, Employee Bonus Plan. In accordance with the Bonus Plan, Mr. Patten's cash bonus target will be 25% of his base salary, and in no event, will the cash bonus for the calendar year ending December 31, 2025 be less than $35,000.
On September 12, 2025, the Company paid to Mr. Patten a sign-on bonus of $200,000 (the “Sign-on Bonus”). In the event that, prior to the first anniversary of the Effective Date, Mr. Patten's employment with the Company is terminated by the Company for cause (as defined in the Patten Employment Agreement) or by Mr. Patten without good reason (as defined in the Patten Employment Agreement), Mr. Patten would be obligated to promptly repay the Sign-on Bonus to the Company. At its option, the Company shall have the right to offset such Sign-on Bonus repayment obligation against any and all amounts payable to Mr. Patten.
Pursuant to the Patten Employment Agreement, Mr. Patten was entitled to receive a restricted stock grant of a number of shares of Common Stock determined by dividing $600,000 by the fair market value of the Company’s Common Stock on the date of grant. On the Effective Date, Mr. Patten was granted 43,290 shares of restricted stock pursuant to this provision. Such stock grant will become vested with respect to 25% of the award on each of the first and second anniversaries of the grant date and 50% on the third anniversary of the grant date.
Note 12 – Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the three months ended September 30, 2025 and 2024, the Company accrued $1,414,952 and $873,219, respectively ("Cash Payments"), related to an employee bonus plan (the "Bonus Plan"), of which $322,609 and $199,094, respectively, is allocated and recorded in loss and LAE, and $1,092,343 and $674,125, respectively, is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2025 and 2024, the Company accrued approximately $2,395,343 and $1,457,359, respectively, of Cash Payments related to the Bonus Plan, of which $546,138 and $332,278, respectively, is allocated and recorded in loss and LAE, and $1,849,205 and $1,125,081, respectively, is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. In addition to the Cash Payments, the Bonus Plan provides for a restricted stock award ("RSA") to the Company's senior leadership team ("SLT") and other members of management in an amount up to their Cash Payments if certain performance metrics have been met. The performance metrics for the three months ended September 30, 2025 and 2024 were met, and, accordingly, $149,862 and $150,000 of stock-based compensation liability has been accrued for the three months ended September 30, 2025 for the SLT RSA bonus and is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. The performance metrics for the nine months ended September 30, 2025 and 2024 were met, and, accordingly, $197,868 and $150,000 of stock-based compensation liability has been accrued for the nine months ended September 30, 2025 for the SLT RSA bonus and is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
Executive Bonus Plan

For the three months ended September 30, 2025 and 2024, the Company accrued approximately $254,000 and $205,000, respectively, for a bonus pursuant to the Third Amended Golden Employment Agreement ("Executive Bonus"), of which $229,000 and $290,000, respectively, is recorded in other underwriting expenses, and $25,000 and $(85,000), respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2025, the Company accrued approximately $625,000 and $322,000, respectively, for the Executive Bonus of which $563,000 and $290,000, respectively, is recorded in other underwriting expenses, and $62,000 and $32,000, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
401(k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $86,000 and $74,000, respectively, of expense for the three months ended September 30, 2025 and 2024, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. The Company incurred approximately $271,000 and $212,000, respectively, of expense for the nine months ended September 30, 2025 and 2024, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income.
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

Net gains on investments, gain on sale of real estate, other operating expenses are corporate expenses, depreciation and amortization, interest expense, and income tax, which are broken out below the insurance operations components of the net combined ratio to return to the consolidated net income.

The Company's CODM uses these measures of profit or loss predominantly in the annual budget and forecasting process, considering budget-to-actual variances throughout the year. The CODM also uses these profit measures for evaluating (i) financial performance, (ii) pricing in the Company's insurance operations, and (iii) employee compensation.

The Company does not allocate items not included in the net combined ratio. Such items include net gains on investments, gain on sale of real estate, depreciation and amortization, interest expense, corporate expenses included in other operating expenses, and assets to these segments. The Company does not allocate income taxes to its segments. The Company does not manage those segments on after-tax results.

The following tables reconcile the revenue and expense components of the net combined ratio to consolidated net income for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024

Revenue components of net combined ratio
Net premiums earned	$47,925,053	$33,407,194	$137,663,376	$92,530,708
Ceding commission revenue	4,900,401	4,741,676	10,940,648	13,870,748
Other income	145,779	139,490	436,906	392,468
Total revenue components of net combined ratio	52,971,233	38,288,360	149,040,930	106,793,924

Expense components of net combined ratio
Loss and loss adjustment expenses	21,232,324	13,027,597	66,334,564	45,125,492
Commission expense	10,308,092	9,004,254	30,250,601	25,088,546
Other underwriting expenses	8,358,432	6,894,590	23,491,221	18,675,720
Total expense components of net combined ratio	39,898,848	28,926,441	120,076,386	88,889,758

Operating segment net income	13,072,385	9,361,919	28,964,544	17,904,166

Reconciliation of net income components
excluded from net combined ratio:

Revenue components excluded from net combined ratio
Net investment income	2,499,071	1,649,673	6,847,934	4,917,129
Net gains on investments	182,122	826,522	590,594	1,319,307
Gain on sale of real estate	—	—	1,965,989	—
Other income	64	7,173	597	8,660
Total revenue components excluded
from net combined ratio	2,681,257	2,483,368	9,405,114	6,245,096

Expense components excluded from net combined ratio
Other operating expenses	1,330,258	1,241,572	3,519,475	2,820,620
Depreciation and amortization	644,653	619,056	1,881,880	1,835,503
Interest expense	72,609	900,583	377,137	2,884,181
Income tax	2,833,647	2,105,931	6,583,699	3,689,197
Total expense components excluded
from net combined ratio	4,881,167	4,867,142	12,362,191	11,229,501

Total net loss components
excluded from net combined ratio:	(2,199,910)	(2,383,774)	(2,957,077)	(4,984,405)

Consolidated net income	$10,872,475	$6,978,145	$26,007,467	$12,919,761

The following table shows the calculation of the net combined ratio and return on equity from net investment income for the periods presented.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net combined ratio
Net loss ratio	44.3%	39.0%	48.2%	48.8%
Net underwriting expense ratio	28.4%	33.0%	30.8%	31.9%
Net combined ratio	72.7%	72.0%	79.0%	80.7%

Reconciliation of net underwriting expense ratio:
Commission expense and other
underwriting expenses	$18,666,524	$15,898,844	$53,741,822	$43,764,266
Less: Ceding commission revenue	(4,900,401)	(4,741,676)	(10,940,648)	(13,870,748)
Less: Other income	(145,779)	(139,490)	(436,906)	(392,468)
Total commission expense and other
underwriting expenses	$13,620,344	$11,017,678	$42,364,268	$29,501,050

Net earned premium	$47,925,053	$33,407,194	$137,663,376	$92,530,708

Net Underwriting Expense Ratio	28.4%	33.0%	30.8%	31.9%

Return on equity on net investment income
Stockholders' equity beginning of period	$94,877,892	$40,802,774	$66,708,451	$34,504,139
Stockholders' equity end of period	$107,653,042	$59,669,732	$107,653,042	$59,669,732
Average stockholders' equity	$101,265,467	$50,236,253	$87,180,747	$47,086,936
Net investment income	$2,499,071	$1,649,673	$6,847,934	$4,917,129
Return on equity on net investment income	2.5%	3.3%	7.9%	10.4%
Return on equity on net investment income - annualized	10.0%	13.2%	15.8%	20.8%
Total assets	$428,590,242	$318,292,723	$428,590,242	$318,292,723
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
Note 15 – Subsequent Events
The Company has evaluated events that occurred subsequent to September 30, 2025 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.
Dividend Declared
On October 30, 2025, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share payable in cash on November 26, 2025 to stockholders of record as of the close of business on November 11, 2025 (see Note 8 – Stockholders’ Equity).
There were no other subsequent events identified requiring recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended September 30, 2025 and 2024 respectively, 98.0% and 96.3% of KICO’s direct written premiums came from the New York policies. For the nine months ended September 30, 2025 and 2024 respectively, 98.1% and 95.6% of KICO’s direct written premiums came from the New York policies.
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
In May 2019, due to the poor performance of these lines we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of September 30, 2025 and December 31, 2024, there were no commercial liability policies in-force. As of September 30, 2025, these expired policies represented approximately 11.3% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.
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
Loss and Loss Adjustment Expense Reserves
Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025			As of December 31, 2024
($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$72,628	$21,024	$51,604	$64,087	$17,721	$46,366
Case LAE	7,025	1,669	5,357	6,563	1,426	5,137
IBNR loss	43,469	9,813	33,656	38,681	10,661	28,020
IBNR LAE	18,072	2,311	15,761	16,879	2,514	14,365
Total	$141,194	$34,817	$106,378	$126,210	$32,322	$93,888
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
Policies in Force and Direct Written Premiums
See the tables below for our policies in force as of September 30, 2025 and 2024 and direct written premiums for the three months and nine months ended September 30, 2025 and 2024. For the three months ended September 30, 2025, our direct written premiums increased by 13.8% compared to the three months ended September 30, 2024, while policies in force increased by 4.2% as of September 30, 2025 as compared to September 30, 2024. For the nine months ended September 30, 2025, our direct written premiums increased by 15.1% compared to the nine months ended September 30, 2024, while policies in force increased by 4.2% as of September 30, 2025 as compared to September 30, 2024.

	As of September 30,
	2025	2024	Change	Percent

Policies In Force	78,026	74,887	3,139	4.2%

	Three months ended September 30,				Nine months ended September 30,
(000’s except percentages)	2025	2024	Change	Percent	2025	2024	Change	Percent

Direct written premiums[1]	$75,810	$66,627	$9,183	13.8%	$195,047	$169,447	$25,600	15.1%
1Direct written premiums is a non-GAAP measure defined above under "Key GAAP and Non-GAAP Measures". See "Non-GAAP Financial Measures" below for the reconciliation of direct written premiums to the GAAP measure of net premiums earned.

Change in Market Dynamics (underway), and 5-Year Growth Plan (underway)
•Change in Market Dynamics
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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivots focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, has been approved by the New York Department of Financial Services. This competitor wrote approximately $70 million in written premium. The Withdrawal Plan will enable KICO to work with new distribution partners to further increase our footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in late third quarter of 2025. This transaction is being handled in a similar manner to the Change in Market Dynamics, except that we are streamlining the process by providing a quote for eligible policyholders to our producers.
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
Consolidated Results of Operations
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2025	2024	Change	Percent
Revenues
Direct written premiums (1)	$195,047	$169,447	$25,600	15.1%
Ceded written premiums
Ceded to quota share treaties (2)	13,205	35,209	(22,004)	(62.5)%
Ceded to excess of loss treaties	4,235	4,491	(256)	(5.7%)
Ceded to catastrophe treaties	32,738	29,682	3,056	10.3%
Total ceded written premiums	50,178	69,381	(19,203)	(27.7)%

Net written premiums (1)	144,869	100,065	44,804	44.8%

Change in unearned premiums
Direct	(5,339)	(14,353)	9,014	62.8%
Ceded to reinsurance treaties (2)	(1,866)	6,819	(8,685)	na
Change in net unearned premiums	(7,206)	(7,535)	329	4.4%

Premiums earned
Direct	189,708	155,093	34,615	22.3%
Ceded to reinsurance treaties	(52,044)	(62,563)	10,519	16.8%
Net premiums earned	137,663	92,531	45,132	48.8%

Ceding commission revenue (2)	10,941	13,871	(2,930)	(21.1)%
Net investment income	6,848	4,917	1,931	39.3%
Net gains on investments	591	1,319	(728)	(55.2)%
Gain on sale of real estate	1,966	—	1,966	na
Other income	438	401	37	9.2%
Total revenues	158,446	113,039	45,407	40.2%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	81,275	55,481	25,794	46.5%
Losses from catastrophes (3)	1,373	3,389	(2,016)	(59.5)%
Total direct and assumed loss and loss adjustment expenses	82,648	58,870	23,778	40.4%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	16,093	12,809	3,284	25.6%
Losses from catastrophes (3)	220	935	(715)	(76.5)%
Total ceded loss and loss adjustment expenses	16,313	13,744	2,569	18.7%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	65,181	42,672	22,509	52.7%
Losses from catastrophes (3)	1,154	2,454	(1,300)	(53.0)%
Net loss and loss adjustment expenses	66,335	45,125	21,210	47.0%

Commission expense	30,251	25,089	5,162	20.6%
Other underwriting expenses	23,491	18,676	4,815	25.8%
Other operating expenses	3,519	2,821	698	24.7%
Depreciation and amortization	1,882	1,836	46	2.5%
Interest expense	377	2,884	(2,507)	(86.9)%
Total expenses	125,855	96,430	29,425	30.5%

Income before taxes	32,591	16,609	15,982	96.2%
Income tax expense	6,584	3,689	2,895	78.5%
Net income	$26,007	$12,920	$13,087	101.3%
(Columns in the table above may not sum to totals due to rounding)

(1)Direct written premiums and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure of net premiums earned.
(2)For the nine months ended September 30, 2024, our personal lines business was subject to a 27% quota share treaty, expiring on January 1, 2025, which included a runoff of a 3.0% portion of the prior quota share reinsurance treaty through the remainder of 2024. Effective January 1, 2025, we entered into a 16% personal lines quota share treaty, under a cutoff basis.
(3)The nine months ended September 30, 2025 and 2024 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Nine months ended September 30,
	2025	2024	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	48.2%	48.8%	(0.6)	(1.2)%
Net underwriting expense ratio	30.8%	31.9%	(1.1)	(3.4)%
Net combined ratio	79.0%	80.7%	(1.7)	(2.1)%
Direct Written Premiums(1)
Direct written premiums during the nine months ended September 30, 2025 (“Nine Months 2025”) were $195,047,000 compared to $169,447,000 during the nine months ended September 30, 2024 (“Nine Months 2024”). The increase of $25,600,000, or 15.1%, was primarily due to an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Nine Months 2025 were $184,276,000, an increase of $25,063,000, or 15.7%, from $159,213,000 in Nine Months 2024. The 15.7% increase in premiums from our personal lines business was primarily due to the increases in both rate and enhanced utilization of replacement cost (together "Policy Price Increases"), and premiums associated with the change in Market Dynamics.
Direct written premiums from our livery physical damage business for Nine Months 2025 were $10,722,000, an increase of $556,000, or 5.5%, from $10,166,000 in Nine Months 2024. The increase in livery physical damage direct written premiums was due to the loosening of an underwriting restriction in place in Nine Months 2024 to exclude certain electric vehicles until the approval of adequate rate for the risk was received, which happened in July 2024. The increase was also due to an increase in the values of the autos insured.
___________________
(1) Direct written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.
Net Written Premiums(1) and Net Premiums Earned
Net written premiums increased $44,804,000, or 44.8%, to $144,869,000 in Nine Months 2025 from $100,065,000 in Nine Months 2024. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Nine Months 2025 is primarily due to the additional premiums from Policy Price Increases, the Change in Market Dynamics, and changes to our personal lines quota share reinsurance treaty. See quota share reinsurance treaties discussion below.
Quota share reinsurance treaties
Effective January 1, 2024, we entered into a 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Our personal lines business was subject to the 2025/2026 Treaty in Nine Months 2025, and the 2024/2025 Treaty in Nine Months 2024. In Nine Months 2025, our premiums ceded under quota share treaties decreased by $22,004,000 in comparison to premiums ceded under quota share treaties in Nine Months 2024 (see table above). The decrease in Nine Months 2025 was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2025/2026 Treaty compared to direct written premiums subject to the 2024/2025 Treaty. The inception of the

2025/2026 Treaty was recorded as a cutoff, resulting in the return of $11,471,000 from reinsurers to us of previously ceded written premiums that were unearned as of January 1, 2025.
Excess of loss reinsurance treaties
In Nine Months 2025, our ceded excess of loss reinsurance premiums decreased $256,000 compared to the ceded excess of loss premiums for Nine Months 2024. Effective January 1, 2024, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2026. The Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Retention was increased to $715,000 from $640,000 under the 2025/2026 Treaty
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. With regard to treaties entered into on July 1, 2025 ("2025/2026 Catastrophe Treaty") and 2024 ("2024/2025 Catastrophe Treaty"), we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2025 and 2024. The 2025/2026 Catastrophe Treaty covers 80% of losses on the first layer of $5,000,000 in excess of $5,000,000 (Catastrophe coverage of $4,000,000), and losses of $435,000,000 in excess of $5,000,000 (Catastrophe coverage of $430,000,000), for a total catastrophe coverage of $434,000,000. The 2024/2025 Catastrophe Treaty covered 80% of losses on the first layer of $5,000,000 in excess of $5,000,000 (Catastrophe coverage of $4,000,000), and losses of $275,000,000 in excess of $10,000,000 (Catastrophe coverage of $265,000,000), for a total catastrophe coverage of $269,000,000. Catastrophe coverage under the 2025/2026 Catastrophe Treaty increased by $165,000,000 compared to the 2024/2025 Catastrophe Treaty. In Nine Months 2025, our premiums ceded under our catastrophe treaties increased by $3,056,000 in comparison to premiums ceded under catastrophe treaties in Nine Months 2024 (see table above). The increase in Nine Months 2025 was primarily attributable to the $169,000,000 increase in catastrophe coverage discussed above.
Net premiums earned
Net premiums earned increased $45,132,000, or 48.8%, to $137,663,000 in Nine Months 2025 from 92,531,000 in Nine Months 2024. The increase was due to the 11 percentage point reduction in quota share rates discussed above, and the increase in premiums from the Change in Market Dynamics which began in the third quarter of 2024, partially offset by an increase in catastrophe premiums due to the increase in catastrophe coverage reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned.
___________________
(1) Net written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.
Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2025	2024	Change	Percent

Provisional ceding commissions earned	$10,195	$13,860	$(3,665)	(26.4)%
Contingent ceding commissions earned	745	11	734	na

Total ceding commission revenue	$10,941	$13,871	$(2,930)	(21.1)%
Ceding commission revenue was $10,941,000 in Nine Months 2025 compared to $13,871,000 in Nine Months 2024. The decrease of $2,930,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned
In Nine Months 2025, we earned provisional ceding commissions of $10,195,000 from personal lines earned premiums ceded under the 2025/2026 Treaty, and in Nine Months 2024, we earned provisional ceding commissions of $13,860,000 from personal lines earned premiums ceded under the 2024/2025 Treaty. The decrease of $3,665,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Nine Months 2025 compared to Nine Months 2024, offset by an increase in ceding commission rates under the 2025/2026 Treaty.
Contingent Ceding Commissions Earned
Under our 2025/2026 Treaty and prior years’ quota share treaties before July 1, 2017, we received a contingent ceding commission based on a Sliding Scale of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The Sliding Scale includes minimum and maximum commission rates in relation to specified ultimate loss ratio. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases. The lower the ceded loss ratio, the more contingent commission we received.
The structure of the 2024/2025 Treaty called for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions.
Net Investment Income
Net investment income was $6,848,000 in Nine Months 2025 compared to $4,917,000 in Nine Months 2024, an increase of $1,931,000, or 39.3%, primarily due to an increase in invested assets and average yield on non-cash invested assets. The average yield on non-cash invested assets was 4.0% as of September 30, 2025 compared to 3.5% as of September 30, 2024.
Cash and invested assets were $300,755,000 as of September 30, 2025 compared to $221,847,000 as of September 30, 2024, an increase of $78,908,000, primarily driven by cash flows from operations.
Net Gains on Investments
Net gains on investments were $591,000 in Nine Months 2025 compared to net gains on investments of $1,319,000 in Nine Months 2024. Unrealized gains on our equity securities and other investments in Nine Months 2025 were $603,000, compared to unrealized gains of $1,379,000 in Nine Months 2024. Net realized (losses) on sales of investments were $(12,000) in Nine Months 2025 compared to net realized (losses) of $(60,000) in Nine Months 2024.
Gain on Sale of Real Estate
Gain on sale of real estate was $1,966,000 in Nine Months 2025 compared to $0 in Nine Months 2024. On March 19, 2025 one of our subsidiaries closed on the sale of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. We are now renting a smaller facility in Kingston, New York.
Other Income
Other income was $438,000 in Nine Months 2025 compared to $401,000 in Nine Months 2024, an increase of $37,000, or 9.2%.
Net Loss and LAE
Net loss and LAE was $66,335,000 for Nine Months 2025 compared to $45,125,000 for Nine Months 2024. The net loss ratio was 48.2% in Nine Months 2025 compared to 48.8% in Nine Months 2024, a decrease of 0.6 percentage points.
The net loss ratio for Nine Months 2025 improved compared to Nine Months 2024. For Nine Months 2025, the improvement was primarily due to a lower catastrophe impact.

The underlying loss ratio(1) (loss ratio excluding the impact of catastrophes and prior year development) was 48.0% for Nine Months 2025, an increase of 0.1 points from the 47.9% underlying loss ratio recorded for Nine Months 2024. Overall personal lines non-catastrophe frequency for Nine Months 2025 was lower than for the same period in 2024, which is believed to be the result of our Select product as well as our active efforts to manage less profitable lines of business. The favorable frequency for Nine Months 2025 was offset by higher overall personal lines non-catastrophe severity, primarily driven by a greater impact from large losses.

There were eight newly designated catastrophe events for Nine Months 2025 but no major events affecting us. The estimated total net catastrophe impact for the calendar year was $1,154,000, which contributed 0.8 points to the loss ratio. By comparison, the catastrophe impact for Nine Months 2024 was 2.7 points.

There was favorable prior year development of $822,000 for Nine Months 2025, which translates to a 0.6 point decrease to the loss ratio. By comparison, the impact of prior year development for Nine Months 2024 was a decrease of 1.8 points.

___________________
(1) Underlying loss ratio is a non-GAAP ratio, which is computed as the GAAP net loss ratio excluding the effect of prior year loss reserve development and catastrophe losses. Net loss ratio excluding commercial lines business is a non-GAAP ratio, which is computed as the difference between the GAAP net loss ratio and the effect of commercial lines business. See "Non-GAAP Financial Measures" for the reconciliation of underlying loss ratio and net loss ratio excluding commercial lines business to the GAAP measure of net loss ratio.
See table below under “Additional Financial Information” summarizing net loss ratios by line of business.

Commission Expense
Commission expense was $30,251,000 in Nine Months 2025 or 15.9% of direct earned premiums. Commission expense was $25,089,000 in Nine Months 2024 or 16.2% of direct earned premiums The increase of $5,162,000 in the Nine Months 2025 compared to the Nine Months 2024 was primarily due to an increase in direct earned premiums of $34,615,000 and an increase of $417,000 for an accrual of estimated contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $23,491,000, or 12.4% of direct earned premiums, in Nine Months 2025 compared to $18,676,000, or 12.0% of direct earned premiums, in Nine Months 2024. The increase of $4,815,000, or 25.8%, was primarily due to increases in salaries and employment costs as described below, an increase in underwriting fees due to growth and an increase in premium taxes due to the increase in direct earned premiums. In addition, we realized a $365,000 gain on the commutations of prior years’ quota share reinsurance treaties from a group of reinsurers, in Nine Months 2024, with no such gain in Nine Months 2025.

Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $12,175,000 in Nine Months 2025 compared to $9,595,000 in Nine Months 2024. Salaries and employment costs were 8.8 points of the net underwriting expense ratio in Nine Months 2025, a reduction of 1.6 points from 10.4 points in Nine Months 2024. The dollar increase in salaries and employment costs was due to hiring additional staff to handle the new business from the Change in Market Dynamics, anticipated new business in accordance with our 5-Year Growth Plan, the strengthening of our professional team by investing in the hiring of higher-level and higher compensated managers, and annual employee salary increases effective January 1, 2025. In addition, the increase in salaries and employment costs was due to $2,412,000 accrued under our employee and executive bonus plans, an increase of $997,000 from Nine Months 2024. The increase was due to higher higher profitability in our insurance operations in Nine Months 2025 compared to Nine Months 2024.

Our net underwriting expense ratio in Nine Months 2025 was 30.8%, compared with 31.9% in Nine Months 2024. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Nine months ended September 30,		Percentage Point Change
	2025	2024
Other underwriting expenses
Employment costs	8.8%	10.4%	(1.6)
Underwriting fees (inspections/surveys)	1.3	1.4	(0.1)
IT expenses	1.5	2.2	(0.7)
Professional fees	0.8	1.1	(0.3)
Other expenses	4.8	5.4	(0.6)
Total other underwriting expenses	17.0	20.2	(3.2)

Commission expense	22.0	27.1	(5.1)

Ceding commission revenue
Provisional	(7.4)	(15.0)	7.6
Contingent	(0.5)	—	(0.5)
Total ceding commission revenue	(7.9)	(15.0)	7.1

Other income	(0.3)	(0.3)	—

Net underwriting expense ratio	30.8%	31.9%	(1.1)
(Components may not sum to totals due to rounding)
Other Operating Expenses
Other operating expenses, related to the expenses of our holding company and Cosi, were $3,519,000 for Nine Months 2025 compared to $2,821,000 for Nine Months 2024. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Nine months ended September 30,
($ in thousands)	2025	2024	Change	Percent

Other operating expenses
Employment costs	$185	$285	$(100)	(35.1%)
Executive bonus	63	32	31	96.9
Equity compensation	1,241	906	335	37.0
Equity compensation - liability	198	150	48	na
Professional	510	287	223	77.7
Directors fees	371	251	120	47.8
Insurance	123	149	(26)	(17.4)
Loss on extinguishment of debt	175	297	(122)	na
Other expenses	653	464	189	40.7
Total other operating expenses	$3,519	$2,821	$698	24.7%
(Components may not sum to totals due to rounding)

The increase in Nine Months 2025 of $698,000, or 24.7%, as compared to Nine Months 2024 was primarily due to an increase in equity compensation and professional fees, partially offset by a decrease in employment costs and loss on extinguishment of debt. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31, 2024 pursuant to our employee bonus plan. The increase in professional fees is due to incurring additional expenses related to our upcoming requirement for the audit of our internal controls over financial reporting. The loss on extinguishment of debt loss is due to writing off the balance of unamortized debt issue costs upon the prepayment of the 2024 Notes in Nine Months 2025 and 2024 as disclosed in Note 7 to the condensed consolidated financial statements. The decrease in employment costs was due to fluctuations in deferred compensation liability in Nine Months 2024 related to changes in the underlying invested portfolio. The deferred compensation plan was terminated in Nine Months 2024. Beginning in March 2025, after the 2024 Notes were paid in full, the monthly cost of warrant amortization and the write-off of unamortized balances of warrants that were exercised have been included in other expenses. The increase in Nine Months 2025 of $189,000 represents $189,000 of such warrant costs, compared to $0 in Nine Months 2024.
Depreciation and Amortization
Depreciation and amortization was $1,882,000 in Nine Months 2025 compared to $1,836,000 in Nine Months 2024. The increase of $46,000, or 2.5%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in Nine Months 2025 was $377,000 compared to $2,884,000 in Nine Months 2024, a decrease of $2,507,000 or 86.9%. In Nine Months 2025 and Nine Months 2024, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2024 Notes and 2022 Notes, respectively. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with the 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the balance of the 2022 Notes were exchanged for the 2024 Notes, which provided for interest at the rate of 13.75% per annum. Beginning in the third quarter of 2024 through February 2025, we paid optional principal amounts, reducing the balance of the 2024 Notes, and completely satisfying the obligation on February 24, 2025. In addition, we also incurred interest expense on the 2022 equipment financing.
Income Tax Expense
Income tax expense in Nine Months 2025 was $6,584,000, which resulted in an effective tax rate of 20.2%. Income tax expense in Nine Months 2024 was $3,689,000, which resulted in an effective tax rate of 22.2%. The difference in effective tax rate is due to the effect of permanent differences in Nine Months 2025 compared to Nine Months 2024. In Nine Months 2025, the vesting of restricted stock awards resulted in an income tax benefit, due to the increase in the stock price on the vesting date as compared to the grant date, which had the effect of reducing the effective tax rate. In Nine Months 2024, the vesting of restricted stock awards resulted in additional income tax, due to the decrease in the stock price on the vesting date as compared to the grant date, which had the effect of increasing the effective tax rate.
Net Income
Net income was $26,007,000 in Nine Months 2025 compared to $12,920,000 in Nine Months 2024. The increase in net income of $13,087,000 was due to the items described above.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2025	2024	Change	Percent
Revenues
Direct written premiums (1)	$75,810	$66,627	$9,183	13.8%
Assumed written premiums	-	-	-	na
	75,810	66,627	9,183	13.8%
Ceded written premiums
Ceded to quota share treaties (2)	9,662	14,168	(4,506)	(31.8)%
Ceded to excess of loss treaties	1,355	1,726	(371)	(21.5)%
Ceded to catastrophe treaties	33,144	30,188	2,956	9.8%
Total ceded written premiums	44,161	46,081	(1,922)	(4.2)%

Net written premiums (1)	31,649	20,545	11,104	54.0%

Change in unearned premiums
Direct and assumed	(9,778)	(12,540)	2,762	22%
Ceded to reinsurance treaties (2)	26,054	25,402	652	2.6%
Change in net unearned premiums	16,276	12,862	3,414	26.5%

Premiums earned
Direct and assumed	66,032	54,087	11,945	22.1%
Ceded to reinsurance treaties	(18,107)	(20,679)	2,572	12.4%
Net premiums earned	47,925	33,407	14,518	43.5%

Ceding commission revenue (2)	4,901	4,742	159	3.4%
Net investment income	2,499	1,650	849	51.5%
Net gains on investments	182	827	(645)	(78.0)%
Other income	146	147	(1)	(0.7)%
Total revenues	55,652	40,772	14,880	36.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,764	16,212	10,552	65.1%
Losses from catastrophes (3)	136	740	(604)	(81.6)%
Total direct and assumed loss and loss adjustment expenses	26,900	16,952	9,948	58.7%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	5,646	3,766	1,880	49.9%
Losses from catastrophes (3)	22	158	(136)	(86.1)%
Total ceded loss and loss adjustment expenses	5,668	3,924	1,744	44.4%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	21,118	12,445	8,673	69.7%
Losses from catastrophes (3)	115	582	(467)	(80.2)%
Net loss and loss adjustment expenses	21,232	13,028	8,204	63.0%

Commission expense	10,308	9,004	1,304	14.5%
Other underwriting expenses	8,358	6,895	1,463	21.2%
Other operating expenses	1,330	1,242	88	7.1%
Depreciation and amortization	646	619	27	4.4%
Interest expense	73	901	(828)	(91.9)%
Total expenses	41,946	31,688	10,258	32.4%

Income before taxes	13,706	9,084	4,622	50.9%
Income tax expense	2,834	2,106	728	34.6%
Net income	$10,872	$6,978	$3,894	55.8%

(1)Direct written premiums and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure of net premiums earned.
(2)For the three months ended September 30, 2024, our personal lines business was subject to a 27% quota share treaty, expiring on January 1, 2025, which included a runoff of a 3.0% portion of the prior quota share reinsurance treaty through the remainder of 2024. Effective January 1, 2025, we entered into a 16% personal lines quota share treaty, under a cutoff basis.
(3)The three months ended September 30, 2025 and 2024 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended September 30,
	2025	2024	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	44.3%	39.0%	5.3	13.6%
Net underwriting expense ratio	28.4%	33.0%	(4.6)	(13.9)%
Net combined ratio	72.7%	72.0%	0.7	1.0%
Direct Written Premiums(1)
Direct written premiums during the three months ended September 30, 2025 (“Three Months 2025”) were $75,810,000 compared to $66,627,000 during the three months ended September 30, 2024 (“Three Months 2024”). The increase of $9,183,000, or 13.8%, was primarily due to an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Three Months 2025 were $72,207,000, an increase of $8,871,000, or 14.0%, from $63,336,000 in Three Months 2024. The 14.0% increase in premiums from our personal lines business was primarily due to the increases in both rate and enhanced utilization of replacement cost (together "Policy Price Increases") as well as an increase in retention, and premiums associated with the Change in Market Dynamics.
Direct written premiums from our livery physical damage business for Three Months 2025 were $3,585,000, an increase of $319,000, or 9.8%, from $3,266,000 in Three Months 2024. The increase in livery physical damage direct written premiums was due to an increase in the values of the autos insured.
_______________________
(1) Direct written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.
Net Written Premiums(1) and Net Premiums Earned
Net written premiums increased $11,104,000, or 54.0%, to $31,649,000 in Three Months 2025 from $20,545,000 in Three Months 2024. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Three Months 2025 is primarily due to the additional premiums from Policy Price Increases, the Change in Market Dynamics, and changes to our personal lines quota share reinsurance treaty. See quota share reinsurance treaties discussion below.
Quota share reinsurance treaties
On January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Our personal lines business was subject to the 2025/2026 Treaty in Three Months 2025, and the 2024/2025 Treaty in Three Months 2024. In Three Months 2025, our premiums ceded under quota share treaties decreased by $4,506,000 in comparison to premiums ceded under quota share treaties in Three Months 2024 (see table above). The decrease in Three Months 2025 was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2025/2026 Treaty compared to direct written premiums subject to the 2024/2025 Treaty.

Excess of loss reinsurance treaties
In Three Months 2025, our ceded excess of loss reinsurance premiums increased $371,000 compared to the ceded excess of loss premiums for Three Months 2024. Effective January 1, 2024, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2026. The Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Retention was increased to $715,000 from $640,000 under the 2025/2026 Treaty
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. With regard to treaties entered into on July 1, 2025 ("2025/2026 Catastrophe Treaty") and 2024 ("2024/2025 Catastrophe Treaty"), we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2025 and 2024. The $406,000 and $506,000 negative catastrophe premiums in Three Months 2025 and Three Months 2024, respectively, was due to a no loss bonus from one of our reinsurers. The 2025/2026 Catastrophe Treaty covers 80% of losses on the first layer of $5,000,000 in excess of $5,000,000 (Catastrophe coverage of $4,000,000), and losses of $435,000,000 in excess of $5,000,000 (Catastrophe coverage of $430,000,000), for a total catastrophe coverage of $434,000,000. The 2024/2025 Catastrophe Treaty covered 80% of losses on the first layer of $5,000,000 in excess of $5,000,000 (Catastrophe coverage of $4,000,000), and losses of $275,000,000 in excess of $10,000,000 (Catastrophe coverage of $265,000,000), for a total catastrophe coverage of $269,000,000. Catastrophe coverage under the 2025/2026 Catastrophe Treaty increased by $165,000,000 compared to the 2024/2025 Catastrophe Treaty. In Three Months 2025, our premiums ceded under our catastrophe treaties increased by $2,956,000 in comparison to premiums ceded under catastrophe treaties in Three Months 2024 (see table above). The increase in Three Months 2025 was primarily attributable to the $169,000,000 increase in catastrophe coverage discussed above.
Net premiums earned
Net premiums earned increased $14,518,000, or 43.5%, to $47,925,000 in Three Months 2025 from $33,407,000 in Three Months 2024. The increase was due to the 11 percentage point reduction in quota share rates discussed above, and the increase in premiums from the Change in Market Dynamics which began in the third quarter of 2024, partially offset by an increase in catastrophe premiums due to the increase in catastrophe coverage reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned.
___________________
(1) Net written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.
Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,
($ in thousands)	2025	2024	Change	Percent

Provisional ceding commissions earned	$3,555	$4,743	$(1,188)	(25.0)%
Contingent ceding commissions earned	1,345	(1)	1,346	na

Total ceding commission revenue	$4,901	$4,742	$159	3.4%
Ceding commission revenue was $4,901,000 in Three Months 2025 compared to $4,742,000 in Three Months 2024. The increase of $159,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned
In Three Months 2025, we earned provisional ceding commissions of $3,555,000 from personal lines earned premiums ceded under the 2025/2026 Treaty, and in Three Months 2024, we earned provisional ceding commissions of $4,743,000 from personal lines earned premiums ceded under the 2024/2025 Treaty. The decrease of $1,188,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during Three Months 2025 compared to Three Months 2024, offset by an increase in ceding commission rates under the 2025/2026 Treaty.
Contingent Ceding Commissions Earned
Under our 2025/2026 Treaty and prior years’ quota share treaties before July 1, 2017, we received a contingent ceding commission based on a Sliding Scale of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The Sliding Scale includes minimum and maximum commission rates in relation to specified ultimate loss ratio. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases. The lower the ceded loss ratio, the more contingent commission we receive. During Three Months 2025, we recognized $1,400,000 in sliding scale ceding commission under 2025/2026 Treaty, reflecting low catastrophe losses. While sliding scale ceding commission for the attritional loss ratio is booked quarterly, sliding scale ceding commission for the catastrophe loss ratio could not be reasonably estimated until after the peak of the hurricane season, so it was recognized this quarter.
The structure of the 2024/2025 Treaty called for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions.
Net Investment Income
Net investment income was $2,499,000 in Three Months 2025 compared to $1,650,000 in Three Months 2024, an increase of $849,000, or 51.5%, primarily due to an increase in invested assets and average yield on non-cash invested assets. The average yield on non-cash invested assets was 4.0% as of September 30, 2025 compared to 3.5% as of September 30, 2024.
Cash and invested assets were $300,755,000 as of September 30, 2025 compared to $221,847,000 as of September 30, 2024, an increase of $78,908,000 primarily driven by cash flows from operations.
Net Gains (Losses) on Investments
Net gains on investments were $182,000 in Three Months 2025 compared to net gains of $827,000 in Three Months 2024. Unrealized gains on our equity securities and other investments in Three Months 2025 were $188,000, compared to unrealized gains of $461,000 in Three Months 2024. Net realized (losses) on sales of investments were $(6,000) in Three Months 2025 compared to net realized gains of $366,000 in Three Months 2024.
Other Income
Other income was $146,000 in Three Months 2025 compared to $147,000 in Three Months 2024, a decrease of $1,000, or 0.6%.
Net Loss and LAE
Net loss and LAE was $21,232,000 for Three Months 2025 compared to $13,028,000 for Three Months 2024. The net loss ratio was 44.3% in Three Months 2025 compared to 39.0% in Three Months 2024, an increase of 5.3 percentage points.
The net loss ratio for Three Months 2025 was higher than for Three Months 2024 primarily driven by an increase in the severity of non-catastrophe losses and less favorable prior year reserve development, partially offset by a decrease in the frequency of losses and a decrease in catastrophe losses.
For the Three Months 2025, the underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) was higher than for the Three Months 2024. The underlying loss ratio(1) was 44.1% for Three Months 2025, an increase of 4.9 points from the 39.2% for Three Months 2024. Overall personal lines non-catastrophe severity for Three Months 2025 was higher than the same period in 2024 primarily due to a greater impact from large fire losses. The higher severity was partially offset by lower personal lines non-catastrophe frequency, which is believed to be the result of a mix shift to more preferred risks in our Select product rollout as well as our active efforts to manage less profitable segments.

There were two newly designated catastrophe events for Three Months 2025, but no major events affecting us. The estimated total net catastrophe impact for the calendar quarter was $115,000, which contributed 0.2 points to the loss ratio. By comparison, the impact to the loss ratio from catastrophes for Three Months 2024 was 1.7 points.

There was favorable prior year development of $10,000 for Three Months 2025, which had a minimal impact on the loss ratio. By comparison, the impact of favorable prior year development for Three Months 2024 was a decrease of 1.9 points to the loss ratio.
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
Commission Expense
Commission expense was $10,308,000 in Three Months 2025 or 15.6% of direct earned premiums. Commission expense was $9,004,000 in Three Months 2024 or 16.6% of direct earned premiums. The increase of $1,304,000 was primarily due to an increase in direct earned premiums of $11,945,000, offset by a decrease of $450,000 in Three Months 2025 compared to Three Months 2024 for an accrual of estimated contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $8,358,000, or 12.7% of direct earned premiums, in Three Months 2025 compared to $6,895,000, or 12.7% of direct earned premiums, in Three Months 2024. The increase of $1,463,000, or 21.2%, was primarily due to increases in salaries and employment costs as described below, an increase in underwriting fees due to growth and an increase in premium taxes due to the increase in direct earned premiums.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $4,743,000 in Three Months 2025 compared to $3,857,000 in Three Months 2024. Salaries and employment costs were 9.9 points of the net underwriting expense ratio in Three Months 2025, a reduction of 1.6 points from 11.5 points in Three Months 2024. The dollar increase in salaries and employment costs was due to hiring additional staff to handle the new business from the Change in Market Dynamics, anticipated new business in accordance with our 5-Year Growth Plan, the strengthening of our professional team by investing in the hiring of higher-level and higher compensated managers, and annual employee salary increases effective January 1, 2025. In addition, the increase in salaries and employment costs was due to $1,321,000 accrued under our employee and executive bonus plans, an increase of $357,000 from Three Months 2024. The increase was due to higher profitability in our insurance operations in Three Months 2025 compared to Three Months 2024.
Our net underwriting expense ratio in Three Months 2025 was 28.4% compared to 33.0% in Three Months 2024. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended September 30,		Percentage Point Change
	2025	2024
Other underwriting expenses
Employment costs	9.9%	11.5%	(1.6)
Underwriting fees (inspections/surveys)	1.3	1.3	—
IT expenses	1.5	2.2	(0.7)
Professional fees	0.3	0.6	(0.3)
Other expenses	4.4	5.0	(0.6)
Total other underwriting expenses	17.4	20.6	(3.2)

Commission expense	21.5	27.0	(5.5)

Ceding commission revenue
Provisional	(7.4)	(14.2)	6.8
Contingent	(2.8)	-	(2.8)
Total ceding commission revenue	(10.2)	(14.2)	4.0

Other income	(0.3)	(0.4)	0.1

Net underwriting expense ratio	28.4%	33.0%	(4.6)
(Components may not sum to totals due to rounding)
Other Operating Expenses
Other operating expenses, related to the expenses of our holding company and Cosi, were $1,330,000 for Three Month 2025 compared to $1,242,000 for Three Month 2024. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended September 30,
($ in thousands)	2025	2024	Change	Percent

Other operating expenses
Employment costs	$105	$61	$44	72.1%
Executive bonus	26	(85)	111	(130.6)
Equity compensation	430	359	71	19.8
Equity compensation - liability	150	150	—	—
Professional	257	132	125	94.7
Directors fees	120	100	20	20.0
Insurance	29	47	(18)	(38.3)
Loss on extinguishment of debt	—	297	(297)	(100.0)
Other expenses	213	181	32	17.7
Total other operating expenses	$1,330	$1,242	$88	7.1%
(Components may not sum to totals due to rounding)
The increase in Three Months 2025 of $88,000, or 7.1%, as compared to Three Months 2024 was primarily due to increases in equity compensation, executive bonus and professional fees, partially offset by a decrease in loss on extinguishment of debt. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31, 2024 pursuant to our employee bonus plan. The increase in professional fees is due to incurring additional expenses related to our upcoming requirement for the audit of our internal controls over financial reporting. The increase in executive bonus of $111,000 is due to a reallocation of the bonus to other underwriting expenses after June 30, 2024, with the amount in Three Months 2025 representing 10% of the accrued bonus, compared to a reallocation adjustment to equal 10% of the accrued bonus for Three Months 2024. In Three Months 2024 we recorded a $297,000 loss on extinguishment of debt loss due to writing off the balance of unamortized debt issue costs from the 2022 Notes at the time of the 2024 Exchange Agreement as disclosed in Note 7 to the condensed consolidated financial statements. In Three Months 2025 there was no such loss.
Depreciation and Amortization
Depreciation and amortization was $645,000 in Three Months 2025 compared to $619,000 in Three Months 2024. The increase of $26,000, or 4.2%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in Three Months 2025 was $73,000 compared to $901,000 in Three Months 2024, a decrease of $828,000 or 91.9%. In Three Months 2024, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2022 Notes. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with the 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the balance of the 2022 Notes were exchanged for the 2024 Notes, which provided for interest at the rate of 13.75% per annum. Beginning in the third quarter of 2024 through the first quarter of 2025, we paid optional principal amounts, reducing the balance of the 2024 Notes, and completely satisfying the obligation on February 24, 2025. In addition, we also incurred interest expense on the 2022 equipment financing.
Income Tax Expense
Income tax expense in Three Months 2025 was $2,834,000, which resulted in an effective tax rate of 20.7%. Income tax expense in Three Months 2024 was $2,106,000, which resulted in an effective tax rate of 23.2%. The difference in effective tax rate is due to the effect of permanent differences in Three Months 2025 compared to Three Months 2024. In Three Months 2025, the vesting of restricted stock awards resulted in an income tax benefit, due to the increase in the stock price on the vesting date as compared to the grant date, which had the effect of reducing the effective tax rate. In Three Months 2024, the vesting of restricted stock awards resulted in additional income tax, due to the decrease in the stock price on the vesting date as compared to the grant date, which had the effect of increasing the effective tax rate.
Net Income
Net income was $10,872,000 in Three Months 2025 compared to a net income of $6,978,000 in Three Months 2024. The increase in net income of $3,894,000 was due to the circumstances described above.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Direct premiums written(1):
Personal lines	$72,207,410	$63,336,355	$184,275,889	$159,213,386
Livery physical damage	3,584,810	3,265,709	10,722,055	10,165,891
Other(1)	17,643	24,600	49,324	67,326
Total gross premiums written	$75,809,863	$66,626,664	$195,047,268	$169,446,603

Net premiums written(1):
Personal lines	$28,049,114	$17,261,087	$134,101,008	$89,848,898
Livery physical damage	3,584,810	3,265,709	10,722,055	10,165,891
Other(2)	14,976	18,395	45,918	50,478
Total net premiums written	$31,648,900	$20,545,191	$144,868,981	$100,065,267

Net premiums earned:
Personal lines	$44,202,199	$29,801,629	$126,720,128	$81,558,589
Livery physical damage	3,707,416	3,587,808	10,893,432	10,916,903
Other(2)	15,438	17,757	49,816	55,216
Total net premiums earned	$47,925,053	$33,407,194	$137,663,376	$92,530,708

Net loss and loss adjustment expenses(4):
Personal lines	$17,533,308	$9,806,057	$57,085,068	$35,548,883
Livery physical damage	1,394,720	1,546,732	4,166,889	4,715,035
Other(2)	19,469	(10,938)	(3,257)	(40,133)
Unallocated loss adjustment expenses	1,741,242	1,396,211	4,556,307	3,858,810
Total without commercial lines in run-off	20,688,739	12,738,062	65,805,007	44,082,595
Commercial lines (in run-off effective July 2019)(2)	543,585	289,535	529,557	1,042,897
Total net loss and loss adjustment expenses	$21,232,324	$13,027,597	$66,334,564	$45,125,492

Net loss ratio(4):
Personal lines	39.7%	32.9%	45.0%	43.6%
Livery physical damage	37.6%	43.1%	38.3%	43.2%
Other(2)	126.1%	(61.6%)	(6.5%)	(72.7%)
Total without commercial lines in run-off	43.2%	38.1%	47.8%	47.6%
Commercial lines (in run-off effective July 2019)(3)	na	na	na	na
Total	44.3%	39.0%	48.2%	48.8%
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
(4)See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and nine months ended September 30, 2025 and 2024.
Insurance Underwriting Business on a Standalone Basis(1)
Our insurance underwriting business reported on a standalone basis(1) for the periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Net premiums earned	$47,925,053	$33,407,194	$137,663,376	$92,530,708
Ceding commission revenue	4,900,401	4,741,676	10,940,648	13,870,748
Net investment income	2,499,071	1,649,673	6,847,934	4,917,129
Net gains on investments	182,122	855,778	590,594	1,264,246
Gain on sale of real estate	—	—	1,965,989	—
Other income	145,779	139,490	436,906	392,468
Total revenues	55,652,426	40,793,811	158,445,447	112,975,299

Expenses
Loss and loss adjustment expenses	21,232,324	13,027,597	66,334,564	45,125,492
Commission expense	10,308,092	9,004,254	30,250,601	25,088,546
Other underwriting expenses	8,358,432	6,894,590	23,491,221	18,675,720
Depreciation and amortization	644,653	619,056	1,881,880	1,835,503
Interest expense	72,608	90,090	231,159	282,849
Total expenses	40,616,109	29,635,587	122,189,425	91,008,110

Income from operations	15,036,317	11,158,224	36,256,022	21,967,189
Income tax expense	3,132,454	2,322,229	7,566,806	4,602,922
Net income from insurance underwriting business on a standalone basis(1)	$11,903,863	$8,835,995	$28,689,216	$17,364,267

Key Measures:
Net loss ratio	44.3%	39.0%	48.2%	48.8%
Net underwriting expense ratio	28.4%	33.0%	30.8%	31.9%
Net combined ratio	72.7%	72.0%	79.0%	80.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$18,666,524	$15,898,844	$53,741,822	$43,764,266
Less: Ceding commission revenue	(4,900,401)	(4,741,676)	(10,940,648)	(13,870,748)
Less: Other income	(145,779)	(139,490)	(436,906)	(392,468)
Net underwriting expenses	$13,620,344	$11,017,678	$42,364,268	$29,501,050

Net premiums earned	$47,925,053	$33,407,194	$137,663,376	$92,530,708

Net Underwriting Expense Ratio	28.4%	33.0%	30.8%	31.9%

(1) Net income from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net income without the effect of holding company operations on GAAP net income. See "Non-GAAP Financial Measures" for the reconciliation of net income from insurance underwriting business on a standalone basis to the GAAP measure of net income.

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Ceded	Net
Nine months ended September 30, 2025
Written premiums	$195,047,268	$(50,178,287)	$144,868,981
Change in unearned premiums	(5,339,407)	(1,866,198)	(7,205,605)
Earned premiums	$189,707,861	$(52,044,485)	$137,663,376

Loss and loss adjustment expenses excluding
the effect of catastrophes	$81,274,528	$(16,093,496)	$65,181,032
Catastrophe loss	1,373,253	(219,721)	1,153,532
Loss and loss adjustment expenses	$82,647,781	$(16,313,217)	$66,334,564

Loss ratio excluding the effect of catastrophes(2)	42.8%	30.9%	47.4%
Catastrophe loss	0.7%	0.4%	0.8%
Loss ratio	43.6%	31.3%	48.2%

Nine months ended September 30, 2024
Written premiums	$169,446,603	$(69,381,336)	$100,065,267
Change in unearned premiums	(14,353,242)	6,818,683	(7,534,559)
Earned premiums	$155,093,361	$(62,562,653)	$92,530,708

Loss and loss adjustment expenses excluding
the effect of catastrophes	$55,480,785	$(12,809,452)	$42,671,333
Catastrophe loss	3,388,937	(934,778)	2,454,159
Loss and loss adjustment expenses	$58,869,722	$(13,744,230)	$45,125,492

Loss ratio excluding the effect of catastrophes(2)	35.8%	20.5%	46.1%
Catastrophe loss	2.2%	1.5%	2.7%
Loss ratio	38.0%	22.0%	48.8%

Three months ended September 30, 2025
Written premiums	$75,809,863	$(44,160,963)	$31,648,900
Change in unearned premiums	(9,778,044)	26,054,197	16,276,153
Earned premiums	$66,031,819	$(18,106,766)	$47,925,053

Loss and loss adjustment expenses excluding
the effect of catastrophes	$26,763,724	$(5,646,047)	$21,117,677
Catastrophe loss	136,485	(21,838)	114,647
Loss and loss adjustment expenses	$26,900,209	$(5,667,885)	$21,232,324

Loss ratio excluding the effect of catastrophes(2)	40.5%	31.2%	44.1%
Catastrophe loss	0.2%	0.1%	0.2%
Loss ratio	40.7%	31.3%	44.3%

Three months ended September 30, 2024
Written premiums	$66,626,664	$(46,081,473)	$20,545,191
Change in unearned premiums	(12,540,101)	25,402,104	12,862,003
Earned premiums	$54,086,563	$(20,679,369)	$33,407,194

Loss and loss adjustment expenses excluding
the effect of catastrophes	$16,211,617	$(3,766,144)	$12,445,473
Catastrophe loss	740,127	(158,003)	582,124
Loss and loss adjustment expenses	$16,951,744	$(3,924,147)	$13,027,597

Loss ratio excluding the effect of catastrophes(2)	30.0%	18.2%	37.3%
Catastrophe loss	1.4%	0.8%	1.7%
Loss ratio	31.3%	19.0%	39.0%
(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net premiums earned	$47,925,053	$33,407,194	$137,663,376	$92,530,708
Ceding commission revenue	4,900,401	4,741,676	10,940,648	13,870,748
Other income	145,779	139,490	436,906	392,468

Loss and loss adjustment expenses(1)	21,232,324	13,027,597	66,334,564	45,125,492

Acquisition costs and other underwriting expenses:
Commission expense	10,308,092	9,004,254	30,250,601	25,088,546
Other underwriting expenses	8,358,432	6,894,590	23,491,221	18,675,720
Total acquisition costs and other underwriting expenses	18,666,524	15,898,844	53,741,822	43,764,266

Underwriting income	$13,072,385	$9,361,919	$28,964,544	$17,904,166

Key Measures:
Net loss ratio excluding the effect of catastrophes(2)	44.1%	37.3%	47.4%	46.1%
Effect of catastrophe loss on net loss ratio(1)(2)	0.2%	1.7%	0.8%	2.7%
Net loss ratio	44.3%	39.0%	48.2%	48.8%

Net underwriting expense ratio excluding the effect of catastrophes(2)	28.4%	33.0%	30.8%	31.9%
Effect of catastrophe loss on net underwriting expense ratio(2)	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	28.4%	33.0%	30.8%	31.9%

Net combined ratio excluding the effect of catastrophes(2)	72.5%	70.3%	78.2%	78.0%
Effect of catastrophe loss on net combined ratio(1)(2)	0.2%	1.7%	0.8%	2.7%
Net combined ratio	72.7%	72.0%	79.0%	80.7%

(1)For the three months ended September 30, 2025 and 2024, includes the sum of net catastrophe losses and loss adjustment expenses of $114,647 and $582,124, respectively. For the nine months ended September 30, 2025 and 2024, includes the sum of net catastrophe losses and loss adjustment expenses of $1,153,532 and $2,454,159, respectively.
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

Investments
Portfolio Summary
Fixed-Maturity Securities
The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,057	$11,073	$-	$-	$1,008,130	0.4%

Political subdivisions of States, Territories and Possessions	24,258,552	190,585	-	(2,551,987)	21,897,150	8.7%

Corporate and other bonds Industrial and miscellaneous	123,065,335	481,632	(41,640)	(2,890,680)	120,614,647	47.7%

Residential mortgage and other asset backed securities (1) (2)	112,859,590	1,085,476	(38,253)	(4,786,312)	109,120,501	43.2%
Total fixed-maturity securities	$261,180,534	$1,768,766	$(79,893)	$(10,228,979)	$252,640,428	100.0%

	December 31, 2024
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$-	$-	$-	$-	$-	—%

Political subdivisions of States, Territories and Possessions	24,271,177	-	(73,589)	(3,324,491)	20,873,097	11.2%

Corporate and other bonds Industrial and miscellaneous	112,507,436	-	(1,024,461)	(4,690,597)	106,792,378	57.1%

Residential mortgage and other asset backed securities (1) (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	31.7%
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	100.0%
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024. KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of September 30, 2025 and December 31, 2024, the amount of required collateral was approximately $4,039,000 and $5,308,000, respectively. As of September 30, 2025 and December 31, 2024, the estimated fair value of the eligible collateral was approximately $4,039,000 and $5,308,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2025, the estimated fair value of the eligible investments was approximately $9,779,000. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2025 and December 31, 2024 there was no outstanding balance on the FHLBNY credit line.
Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,450,189)	$7,300,133	70.1%
Fixed income exchange traded funds	3,711,232	-	(686,632)	3,024,600	29.1%
FHLBNY common stock	85,100	-	-	85,100	0.8%
Total	$13,546,654	$-	$(3,136,821)	$10,409,833	100.0%

	December 31, 2024
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705	71.2%
Fixed income exchange traded funds	3,711,232	-	(808,432)	2,902,800	28.2%
FHLBNY common stock	66,000	-	-	66,000	0.6%
Total	$13,527,554	$-	$(3,231,049)	$10,296,505	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,902,108	$4,889,148	$1,987,040	$2,393,616	$4,380,656
Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,408	$40	$(17,232)	$(6,466)	$1,205,750	23.3%

Political subdivisions of States, Territories and Possessions	-	-	-	-	-	—%

Exchange traded debt	304,111	-	-	(54,111)	250,000	4.8%

Corporate and other bonds Industrial and miscellaneous	4,510,189	-	-	(791,264)	3,718,925	71.9%

Total	$6,043,708	$40	$(17,232)	$(851,841)	$5,174,675	100.0%

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$-	$(39,630)	$(15,990)	$1,173,550	19.7%

Political subdivisions of States, Territories and Possessions	499,719	-	(654)	-	499,065	8.4%

Exchange traded debt	304,111	-	-	(55,611)	248,500	4.2%

Corporate and other bonds Industrial and miscellaneous	5,014,342	-	-	(976,192)	4,038,150	67.8%

Total	$7,047,342	$-	$(40,284)	$(1,047,793)	$5,959,265	100.0%
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2025 and December 31, 2024 is shown below:

	September 30, 2025		December 31, 2024
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$-	$-	$499,719	$499,065
One to five years	2,059,969	2,018,138	622,375	600,288
Five to ten years	-	-	1,427,579	1,323,600
More than 10 years	3,983,739	3,156,537	4,497,669	3,536,312
Total	$6,043,708	$5,174,675	$7,047,342	$5,959,265

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of September 30, 2025 and December 31, 2024 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	September 30, 2025		December 31, 2024
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$1,008,130	0.4%	$—	—%

Corporate and municipal bonds
AAA	3,392,668	1.3%	3,232,352	1.7%
AA	23,288,077	9.2%	22,844,557	12.2%
A	70,039,460	27.7%	61,528,377	32.9%
BBB+	23,604,031	9.3%	20,827,660	11.1%
BBB	18,392,953	7.3%	13,933,733	7.5%
BBB-	974,845	0.4%	1,953,596	1.0%
BB	—	—%	991,550	0.5%
Total corporate and municipal bonds	139,692,034	55.2%	125,311,825	66.9%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	38,456,140	15.2%	15,961,257	8.5%
AA	53,280,375	21.1%	34,893,057	18.7%
A	19,454,477	7.7%	9,927,371	5.3%
CCC	427,746	0.2%	372,787	0.2%
CC	—	—%	82,696	—%
Non rated	321,526	0.1%	344,445	0.2%
Total residential mortgage backed, asset backed, and other collateralized obligations	111,940,264	44.3%	61,581,613	32.9%

Total	$252,640,428	100.0%	$186,893,438	100.0%
The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2025 and December 31, 2024:

Category	September 30, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.84%	3.62%

Political subdivisions of States, Territories and Possessions	3.70%	3.85%

Corporate and other bonds Industrial and miscellaneous	3.95%	3.86%

Residential mortgage backed securities	4.18%	3.31%

Total	4.03%	3.68%

The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Weighted average effective maturity	10.6	7.6

Weighted average final maturity	13.7	11.0

Effective duration	4.4	3.9
Fair Value Consideration
Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2025 and December 31, 2024, 59% and 53%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.
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
The primary source of cash flow for our holding company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the nine months ended September 30, 2025, KICO paid dividends of $7,950,000 to the Holding Company. As of September 30, 2025, KICO had eligible unassigned surplus of $23,298,187 and may continue to pay dividends; however.
KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is June 30, 2025. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. The maximum allowable advance as of September 30, 2025, based on the net admitted assets as of June 30, 2025, was approximately $15,801,000. Available collateral as of September 30, 2025 was approximately $9,779,000. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during Nine Months 2025.
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
In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we initially had the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-

market” (“ATM”) program. On January 7, 2025, we filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the nine months ended September 30, 2025, we sold 612,999 shares of our Common Stock at a weighted average price of $16.00 per share and raised $9,464,323 in net proceeds under the ATM program. As of September 30, 2025, we had remaining capacity to sell up to an additional $15,945,937 of our Common Stock under the ATM program.
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
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months ended September 30,	2025	2024

Cash flows provided by (used in):
Operating activities	$53,061,543	$34,959,578
Investing activities	(56,363,084)	(9,218,359)
Financing activities	1,404,402	(957,419)
Net (decrease) increase in cash and cash equivalents	(1,897,139)	24,783,800
Cash and cash equivalents, beginning of period	28,669,441	8,976,998
Cash and cash equivalents, end of period	$26,772,302	$33,760,798
Net cash provided by operating activities was $53,062,000 in Nine Months 2025 as compared to $34,960,000 provided by operating activities in Nine Months 2024. The $18,102,000 increase in cash flows provided by operating activities in Nine Months 2025 as compared to Nine Months 2024 was primarily the result of an increase in net income (adjusted for non-cash items) of $8,224,000 and cash provided from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $56,363,000 in Nine Months 2025 compared to $9,218,000 used in investing activities in Nine Months 2024 resulting in a $47,145,000 increase in net cash used in investing activities. In Nine Months 2025, we had net cash used by our investment portfolio of $57,870,000, compared to $7,479,000 used in Nine Months 2024. In Nine Months 2025 one of our subsidiaries received gross proceeds of $3,600,000 from the sale of real estate that was used as our headquarters building.
Net cash provided by financing activities was $1,404,000 in Nine Months 2025 compared to $957,000 used in Nine Months 2024. In Nine Months 2025, we received net proceeds of $9,470,000 from our ATM offering. This amount was offset primarily by principal payments of $5,950,000 on our 2024 Notes, $911,000 on our equipment financing debt in connection with KICO’s sale-leaseback transaction, $549,000 for withholding taxes paid on vested restricted stock awards and the exercise of stock options, and a dividend payment of $707,000. The principal payments on the 2024 Notes were made by using a portion of the net proceeds from our ATM offering. Net cash used in financing activities in Nine Months 2024 was primarily principal payments on our equipment financing debt.
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

    Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2025 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2025 (as discussed below).The new catastrophe reinsurance treaties includes the issuance of a $125,000,000 catastrophe bond ("Series 2025-1 Notes"). The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing us with $125,000,000 of collateralized reinsurance protection. The Series 2025-1 Notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-occurrence basis. The Series 2025-1 Notes, which were structured and placed by Aon Securities LLC, will cover four annual risk periods from July 1, 2025, through June 30, 2029.

Effective January 1, 2024, we renewed an underlying excess of loss treaty ("Underlying XOL Treaty") covering the period from January 1, 2024 through January 1, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. For the period October 1, 2024 through April 30, 2025, we purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, we purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Effective July 1, 2025, we purchased $435,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $275,000,000 of catastrophe reinsurance in excess of $5,000,000 in the expiring treaty. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

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
(7)Plus losses in excess of catastrophe coverage
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Retention for winter storms under this treaty is $4,800,000 under the 2024/2025 Treaty, $5,200,000 under the 2025/2026 Treaty from January 1, 2025 through April 30, 2025, and $3,900,000 from October 15, 2025 through January 1, 2026, the expiration date of the 2025/2026 Treaty.

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
Nine Months 2025 included continuing economic inflation, albeit tempered compared to previous years, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities, and in Nine Months 2025, we experienced a significant recovery of these losses. For Nine Months 2025, the continuing economic inflation impacted our loss and loss adjustment expenses as well; should these trends continue in the near-term, it would in all likelihood negatively impact our results of operations.
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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected Homeowners policyholders in Downstate New York as one of our competitors pivots focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, was approved by the New York Department of Financial Services. This competitor wrote approximately $70 million in written premium. The Withdrawal Plan will enable KICO to work with new distribution partners to further increase our footprint in Downstate New York by offering an alternative policy to selected Homeowners policyholders with effective dates that started in the third quarter of 2025.
See “Forward-Looking Statements” before Part I, Item 1.
Non-GAAP Financial Measures
Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP.

The following table reconciles direct written premiums and net written premiums to GAAP net premiums earned for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Direct written premiums	$75,809,863	$66,626,664	$195,047,268	$169,446,603
Ceded written premiums	(44,160,963)	(46,081,473)	(50,178,287)	(69,381,336)
Net written premiums	31,648,900	20,545,191	144,868,981	100,065,267
Change in unearned premiums	16,276,153	12,862,003	(7,205,605)	(7,534,559)
GAAP net premiums earned	$47,925,053	$33,407,194	$137,663,376	$92,530,708

The following table reconciles the underlying loss ratio, the net loss ratio excluding the effect of catastrophes and the catastrophe loss ratio to the GAAP net loss ratio for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Underlying Loss Ratio	44.1%	39.2%	48.0%	47.9%
Effect of prior year reserve development	—%	(1.9%)	(0.6%)	(1.8%)
Net loss ratio excluding the effect of catastrophes	44.1%	37.3%	47.4%	46.1%
Effect of catastrophes	0.2%	1.7%	0.8%	2.7%
GAAP net loss ratio	44.3%	39.0%	48.2%	48.8%

The following table reconciles the net loss ratio excluding commercial lines business to the GAAP net loss ratio for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss ratio excluding the effect of commercial lines business	43.2%	38.1%	47.8%	47.6%
Effect of commercial lines business	1.1%	0.9%	0.4%	1.2%
GAAP net loss ratio	44.3%	39.0%	48.2%	48.8%

The following table reconciles net income from insurance underwriting business on a standalone basis to GAAP net income for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income from insurance underwriting business on a standalone basis	$11,903,863	$8,835,995	$28,689,216	$17,364,267
Holding company operations	(1,031,388)	(1,857,850)	(2,681,749)	(4,444,506)
GAAP net income	$10,872,475	$6,978,145	$26,007,467	$12,919,761

The following table reconciles the net loss ratio excluding the effect of catastrophes, net underwriting expense ratio excluding the effect of catastrophes, and net combined ratio excluding the effect of catastrophes to GAAP net loss ratio, GAAP net underwriting expense ratio, and GAAP net combined ratio for the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss ratio excluding the effect of catastrophes	44.1%	37.3%	47.4%	46.1%
Effect of catastrophes	0.2%	1.7%	0.8%	2.7%
GAAP net loss ratio	44.3%	39.0%	48.2%	48.8%

Net underwriting expense ratio excluding the effect of catastrophes	28.4%	33.0%	30.8%	31.9%
Effect of catastrophes	0.0%	0.0%	0.0%	0.0%
GAAP net underwriting expense ratio	28.4%	33.0%	30.8%	31.9%

Net combined ratio excluding the effect of catastrophes	72.5%	70.3%	78.2%	78.0%
Effect of catastrophes	0.2%	1.7%	0.8%	2.7%
GAAP net combined ratio	72.7%	72.0%	79.0%	80.7%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable to smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025.

We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were: (i) effective in recording, processing, summarizing, and reporting information on a timely basis that we are required to disclose in the reports that we file or submit under the Exchange Act, and (ii) effective in ensuring that information that we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report") filed with the SEC, and Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I,Item 1A of the Company’s 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None.
(b)Not applicable.
(c)None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
.
(a)None.
(b)None.
(c)Rule 10b5-1 Trading Plans

On September 8, 2025, William L. Yankus, a member of the Company’s Board of Directors, entered into a pre-arranged stock trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”). Mr. Yankus’ Rule 10b5-1 Plan provides for the potential sale of up to an aggregate of 13,500 shares of common stock, with such sales to occur between an estimated start date of January 5, 2026 and an estimated end date of January 27, 2027.

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

KINGSTONE COMPANIES, INC.

Dated: November 12, 2025	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer and Principal Executive Officer

Dated: November 12, 2025	By:	/s/ Randy Patten
Randy Patten
Vice President, Chief Financial Officer and Principal Financial Officer