Form 10-K
period 2025-12-31
KINGSTONE COMPANIES, INC.
filed 2026-03-16
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to the previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10-D1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $206,834,561 based on the closing sale price as reported on the Nasdaq Capital Market.
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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 10, 2026, there were 14,476,825 shares of common stock outstanding.
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

ITEM 1. BUSINESS.
(a)Business Development
General
As used in this Annual Report, references to the “Company,” “we,” “us,” or “our” refer to Kingstone Companies, Inc. (the “Holding Company”) and its subsidiaries.
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2025 and 2024, respectively, 98.0% and 96.0% of KICO’s direct written premiums came from the New York policies.
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
Recent Developments
Developments During 2025
•Sale of Building
On February 5, 2025, one of our subsidiaries entered into a contract of sale with Ulster County, New York (the “County”) for the sale to the County of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. The closing of the sale was on March 19, 2025.
•Debt Prepayment
In 2025, we made two additional prepayments on our 13.75% Senior Notes due June 30, 2026 (the "2024 Notes"). On January 31, 2025 we paid $3,500,000 in principal, plus accrued interest and on February 24, 2025 we paid $2,450,000 in principal, plus accrued interest. As a result of these additional prepayments, the 2024 Notes have been paid in full.
•Catastrophe Reinsurance Coverage
Effective July 1, 2025, KICO increased the top limit of its catastrophe reinsurance coverage from $280,000,000 to $440,000,000, which, equates to a 1-in-100 year storm event according to the primary industry catastrophe model that we follow.

•AmGuard Renewal Rights Agreement
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, has been approved by the New York Department of Financial Services. This competitor wrote approximately $70 million in written premium. The Withdrawal Plan has enabled KICO to work with new distribution partners to further increase our footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in late third quarter of 2025.
•Stockholder Dividends
On July 22, 2025, our Board of Directors approved a quarterly dividend of $0.05 per share which was paid in cash on August 26, 2025 to stockholders of record as of the close of business on August 11, 2025. On October 30, 2025, our Board of Directors approved a quarterly dividend of $0.05 per share which was paid in cash on November 26, 2025 to stockholders of record as of the close of business on November 11, 2025.
•Withdrawal of Writing Business in New Jersey
In 2025, KICO made the decision to withdraw from writing any business in the state of New Jersey. All policies previously written in the State of New Jersey were non-renewed during 2025.
Developments During 2026
•New Markets; California
In March 2026, we announced that we intend to expand into new markets starting with California on an excess and surplus lines basis in the second quarter of 2026.
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
Business; Strategy
We are a multi-line regional property and casualty insurance company writing business exclusively through retail and wholesale agents and brokers (“producers”) appointed by our wholly-owned subsidiary, KICO. We are licensed to write insurance policies in New York, New Jersey, Connecticut, Maine, Massachusetts, New Hampshire, Pennsylvania and Rhode Island. KICO is actively writing its property and casualty insurance products in New York. Additionally, our subsidiary, Cosi, a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. See "Competition; Market - 5-Year Growth Plan" below.
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
Our principal objectives are to grow profitably while managing risk through prudent use of reinsurance in order to strengthen our capital base. We generate underwriting income through adequate pricing of insurance policies and by effectively managing our other underwriting and operating expenses. We are pursuing profitable growth through existing producers in existing markets, by developing new geographic markets and producer relationships, and by introducing niche products that are relevant to our producers and insureds. See "Competition; Market - 5-Year Growth Plan" below.
For the year ended December 31, 2025, our gross written premiums totaled $277.8 million, an increase of 14.8% from the $242.0 million in gross written premiums for the year ended December 31, 2024.
Product Lines
Our product lines include the following:
Personal lines - Our largest line of business is personal lines, consisting of homeowners, dwelling fire, cooperative/condominium, renters, and personal umbrella policies. Personal lines policies accounted for 94.7% of our gross written premiums for the year ended December 31, 2025.
Livery physical damage - We write for-hire vehicle physical damage only policies for livery and car service vehicles and taxicabs. These policies insure only the physical damage portion of insurance for such vehicles, with no liability coverage included. These policies accounted for 5.2% of our gross written premiums for the year ended December 31, 2025.
Other - We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations. These policies accounted for 0.02% of our gross written premiums for the year ended December 31, 2025.

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
We offer our Select producers access to a variety of personal lines and specialty products, including some that are unique to us. We provide a multi-policy discount on homeowners policies in order to attract and retain more of this multi-line business. We have had a consistent presence in the New York market and our producers value the longevity of the relationship. We believe that the excellent service provided to our Select producers, our broad underwriting appetite, and our competitive prices provide a strong foundation for profitable growth.
Sophisticated Pricing, Underwriting and Risk Management Practices
We believe that a significant underwriting advantage exists due to our local market presence and expertise. Our underwriting process evaluates and screens out certain risks based on their prior loss experience, cost of reinsurance, property condition, insurance scoring and driving record, and then is augmented by information collected from virtual and physical property inspections. We maintain certain policy exclusions that reduce our exposure to risks that can create severe losses. We target a preferred risk profile in order to reduce adverse selection from risks seeking the lowest premiums and minimal coverage levels.
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
We believe that our rates are appropriately competitive with other carriers in our target markets. We do not seek to grow by competing based solely upon price. We seek to develop long-term relationships with our Select producers who understand and appreciate the path we have chosen. We carefully underwrite our business utilizing industry claims databases, insurance scoring reports, virtual and physical inspection of risks and other individual risk underwriting tools. We write homeowners and dwelling fire business in coastal markets and are cognizant of our exposure to hurricanes. We have mitigated this risk through appropriate catastrophe reinsurance and application of hurricane deductibles. We handle claims fairly while ensuring that coverage provisions and exclusions are properly applied. Our claims and underwriting expertise supports our ability to grow our profitable business.
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
Competition; Market
The insurance industry is highly competitive. We constantly assess and make projections of market conditions and appropriate prices for our products, but we cannot fully know our profitability until all claims have been reported and settled. Our active policyholders are located primarily in the downstate regions of New York State. We made the decision to reduce our book of business in other Northeast markets beginning in 2022, which includes New Jersey, Rhode Island, Massachusetts and Connecticut.

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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, has been approved by the New York Department of Financial Services. This competitor wrote approximately $70 million in written premium. The Withdrawal Plan has enabled KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in late third quarter of 2025. This transaction is being handled in a similar manner to the Change in Market Dynamics, except that we are streamlining the process by providing a quote for eligible policyholders to our producers.
5-Year Growth Plan
We recently announced our 5-year goal of $500 million in direct written premium (the "5-Year Growth Plan"), effectively almost doubling the size of our company relative to today. We are diligently working on a strategic plan that outlines how we will achieve this goal through a combination of organic initiatives and strategic inorganic opportunities in our core state of New York along with measured geographic expansion into new states. We intend to maintain our focus on our core expertise of insuring catastrophe-exposed properties.
Relative to geographic expansion, we have conducted a thorough study of selected geographies and states with the help of industry-leading third-party advisors and overlaid important lessons learned from our past challenges to ensure that we do not face such challenges again. We plan to pursue prudent growth at a measured pace in our chosen new states, testing and validating rate adequacy commensurate with risk factors in the new geographies. Our current plan is to go live in California in the second quarter of 2026, in Connecticut later in 2026, and in two additional states in 2027.
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
IBNR reserves - We also estimate reserves for loss and LAE amounts incurred but not reported (“IBNR”). IBNR reserves are calculated in bulk as an estimate of ultimate losses and LAE less reported losses and LAE. There are two types of IBNR; the first is a provision for claims that have occurred but are not yet reported or known. We refer to this as ‘Pure’ IBNR. The second type of IBNR is a provision for expected future development on known claims, from the evaluation date until the time claims are settled and closed. We refer to this as ‘Case Development’ IBNR. Ultimate losses driving the determination of appropriate IBNR levels are projected by using generally accepted actuarial techniques.
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
We engage an independent external actuarial specialist (the “Appointed Actuary”) to opine on our recorded statutory reserves. The Appointed Actuary estimates a range of reasonable ultimate losses, along with a recommended central estimate of IBNR reserve amounts. Our carried IBNR reserves are based on an internal actuarial analysis and reflect management’s best estimate of unpaid loss and LAE liabilities, and fall within the range of those determined as reasonable by the Appointed Actuary.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Principal Revenue and Expense Items” in Item 7 of this Annual Report and Note 2 and Note 11 in the accompanying consolidated financial statements for additional information and details regarding loss and LAE reserves.
Reconciliation of Loss and Loss Adjustment Expenses
The table below shows the reconciliation of loss and LAE on a gross and net basis, reflecting changes in losses incurred and paid losses:

	Years ended December 31,
	2025	2024

Balance at beginning of period	$126,210,428	$121,817,862
Less reinsurance recoverables	(32,322,637)	(33,288,650)
Net balance, beginning of period	93,887,791	88,529,212

Incurred related to:
Current year	85,349,385	64,414,543
Prior years	(1,083,663)	(1,779,827)
Total incurred	84,265,722	62,634,716

Paid related to:
Current year	40,940,473	32,956,899
Prior years	29,906,787	24,319,238
Total paid	70,847,260	57,276,137

Net balance at end of period	107,306,253	93,887,791
Add reinsurance recoverables	33,232,365	32,322,637
Balance at end of period	$140,538,618	$126,210,428
Our claims reserving practices are designed to set reserves that, in the aggregate, are adequate to pay all claims at their ultimate settlement value.
Loss and Loss Adjustment Expenses Development
The table below shows the net loss development of reserves held as of each calendar year-end from 2014 through 2024.
The first section of the table reflects the changes in our loss and LAE reserves after each subsequent calendar year of development. The table displays the re-estimated values of incurred losses and LAE at each succeeding calendar year-end, including payments made during the years indicated. The second section of the table shows by year the cumulative amounts of loss and LAE payments, net of amounts recoverable from reinsurers, as of the end of each succeeding year. An example with respect to the net loss and LAE reserves of $23,170,000 as of December 31, 2015 is as follows. By December 31, 2017 (two years later), $14,456,000 had actually been paid in settlement of the claims that relate to liabilities as of December 31, 2015. The re-estimated ultimate reserves two years later for those claims as of December 31, 2015 had increased to $24,413,000.
The “cumulative redundancy (deficiency)” represents, as of December 31, 2025, the difference between the latest re-estimated liability and the amounts as originally estimated. A redundancy means that the original estimate was higher than the current estimate. A deficiency means that the current estimate is higher than the original estimate.

(in thousands of $)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Reserve for loss and loss adjustment expenses, net of reinsurance recoverables	23,170	25,960	32,051	40,526	64,770	62,647	84,311	90,680	88,529	93,888	107,306
Net reserve estimated as of One year later	23,107	25,899	33,203	51,664	64,811	62,632	87,011	90,673	86,749	92,804
Two years later	24,413	26,970	42,723	55,145	65,113	65,339	88,418	94,245	89,447
Three years later	25,509	33,298	43,780	56,346	67,291	67,135	92,642	99,136
Four years later	28,638	33,342	43,973	58,048	68,612	70,643	98,262
Five years later	28,506	33,120	43,774	57,957	71,022	74,430
Six years later	28,849	32,936	43,777	59,187	73,157
Seven years later	28,734	32,617	44,395	59,167
Eight years later	28,499	32,739	44,149
Nine years later	28,646	32,379
Ten years later	28,364
Net cumulative redundancy (deficiency)	(5,194)	(6,419)	(12,098)	(18,641)	(8,386)	(11,783)	(13,951)	(8,456)	(918)	1,084

(in thousands of $)	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
Cumulative amount of reserve paid, net of reinsurance recoverable through
One year later	8,503	9,900	15,795	23,075	27,454	20,137	32,419	35,854	24,319	29,907
Two years later	14,456	17,187	26,168	35,924	35,142	30,262	47,547	48,199	41,831
Three years later	19,533	23,484	32,704	40,264	42,365	40,702	57,171	62,777
Four years later	22,816	27,203	35,510	45,085	49,581	47,113	68,928
Five years later	25,210	28,833	37,846	48,650	52,938	52,913
Six years later	26,298	30,141	39,596	49,682	56,933
Seven years later	26,945	30,693	39,570	50,975
Eight years later	27,013	30,243	40,207
Nine years later	26,609	30,568
Ten years later	26,862

Net reserve -
December 31,	23,170	25,960	32,051	40,526	64,770	62,647	84,311	90,680	88,529	93,888	107,306
* Reinsurance Recoverable	16,707	15,777	16,749	15,671	15,728	20,154	10,638	27,660	33,289	32,323	33,232
* Gross reserves -
December 31,	39,877	41,737	48,800	56,197	80,499	82,801	94,949	118,340	121,818	126,210	140,539

Net re-estimated reserve	28,364	32,379	44,149	59,167	73,157	74,430	98,262	99,136	89,447	92,804
Re-estimated reinsurance recoverable	21,104	20,348	20,813	18,928	15,780	21,686	13,149	28,760	29,568	32,762
Gross re-estimated reserve	49,467	52,728	64,963	78,095	88,936	96,116	111,410	127,897	119,015	125,566
Gross cumulative redundancy (deficiency)	(9,590)	(10,991)	(16,163)	(21,898)	(8,438)	(13,315)	(16,461)	(9,557)	2,803	644
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
Effective January 1, 2024, we entered into a new 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon the expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business (written in all states except California for which we entered into a new 30% quota share reinsurance treaty), covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”).
Excess of loss contracts provide coverage for individual loss occurrences exceeding a certain threshold. The quota share reinsurance treaties inure to the benefit of our excess of loss treaties, as the maximum net retention on any single risk occurrence is first limited through the excess of loss treaty, and then that loss is shared again through the quota share reinsurance treaty. Effective January 1, 2024, we renewed an underlying excess of loss treaty ("Underlying XOL Treaty") covering the period from January 1, 2024 through January 1, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2025. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. From January 1, 2024 through January 1, 2025, under the Underlying XOL Treaty, our maximum net retention for any one personal lines occurrence was reduced from the retention of $730,000 under 2024/2025 Treaty to $530,000. From January 1, 2025 through June 30, 2025, our maximum net retention increased to $640,000 under the 2025/2026 Treaty. Effective July 1, 2025 through December 31, 2025, our maximum net retention under the 2025/2026 Treaty increased to $715,000. Effective January 1, 2026 through June 30, 2026, our maximum net retention under the 2026/2027 Treaty will increase to $825,000.
We previously earned ceding commission revenue under the quota share reinsurance treaties based on a provisional commission rate on all premiums ceded to the reinsurers as adjusted by a sliding scale based on the ultimate treaty year loss ratios on the policies reinsured under each agreement. The sliding scale provided minimum and maximum ceding commission rates in relation to specified ultimate loss ratios. Under the 2024/2025 Treaty, KICO received a fixed provisional rate with no adjustment for sliding scale contingent commissions. Under the 2025/2026 Treaty, KICO received a portion of the coverage at a fixed provisional rate with no adjustment and a portion that had a sliding scale contingent commission, For the 2026/2027 Treaty, KICO will receive a fixed provisional rate with no adjustment for sliding scale contingent commissions.
The 2024/2025 Treaty, 2025/2026 Treaty and 2026/2027 Treaty are on a “net” of catastrophe reinsurance basis. Under a “net” arrangement, all catastrophe reinsurance coverage above our catastrophe retention is purchased directly by us.
In 2025, we purchased catastrophe reinsurance to provide coverage of up to $440,000,000 for losses associated with a single event. One of the most commonly used catastrophe forecasting models prepared for us indicates that the catastrophe reinsurance treaties provide coverage in excess of our estimated probable maximum loss associated with a single more than one-in-100 year storm event. Effective January 1, 2024 through January 1, 2025, losses on personal lines policies were subject to the 2024/2025 Treaty, which covered 5.0% of catastrophe losses and resulted in a net retention by us of $4,750,000 of exposure for the first event of a named storm catastrophe occurrence. Our net retention for a second event of a named storm is $9,500,000. Effective July 1, 2024 and through June 30, 2026, we have reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000. This protects us from having to pay an additional premium to reinstate catastrophe coverage for an event up to this level. Additionally in 2024, we purchased winter storm specific catastrophe reinsurance that provides coverage to the extent of 71% of $4,500,000 of coverage after the first $5,500,000 of gross retention. In 2025, we purchased winter storm specific catastrophe reinsurance that provides coverage to the extent of 90% of $5,000,000 of coverage after the first $5,000,000 of gross retention.
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
Catastrophe Losses
In 2025 we had catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers. Our predominant market, downstate New York, was affected by twelve events during 2025, of which none was a named storm, two were winter storms, and the remaining ten events were wind and thunderstorm. None of the catastrophe events in 2025 or 2024 had a material impact on us. The effects of catastrophes increased our net loss ratio by 1.2 percentage points and 1.9 percentage points in 2025 and 2024, respectively.
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
In addition, many states have laws and regulations that limit an insurer’s ability to withdraw from a particular market. For example, states may limit an insurer’s ability to cancel or not renew policies. Furthermore, certain states prohibit an insurer from withdrawing from one or more lines of business written in the state, except pursuant to a plan that is approved by the insurance regulatory authority. The state regulator may reject a plan that may lead to market disruption. Laws and regulations, including those in New York, that limit cancellation and non-renewal and that subject program withdrawals to prior approval requirements may restrict the ability of KICO to exit unprofitable markets. Such laws did not affect KICO’s ability to withdraw from the commercial liability market in New York State in 2019, the commercial auto market in New York State in 2015 or the personal lines market in New Jersey in 2025.
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

In 2010 the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) became law. It established a Federal Insurance Office (the “FIO”) within the U.S. Department of the Treasury. The FIO is initially charged with monitoring all aspects of the insurance industry (other than health insurance, certain long-term care insurance and crop insurance), gathering data, and conducting a study on methods to modernize and improve the insurance regulatory system in the United States. The FIO releases reports summarizing and analyzing its oversight efforts, and general activities.

In September 2025, the FIO report noted that the FIO hosted a roundtable discussion with representatives from the insurance sector, including insurers, reinsurers, brokers, state regulators, resilience and consumer groups, and academics to discuss ways to lower costs and maintain availability of homeowners insurance as part of the Trump Administration’s efforts to address the cost-of-living crisis. Senior Treasury Department officials led discussions on cost and availability issues within the homeowners insurance market as well as current efforts by the insurance sector.

In August 2025, the New York State Senate initiated a data and information request seeking detailed information about the condition of the New York State property insurance market. This data request was followed by a hearing in November 2025 where a variety of stakeholders, including government industry representatives, were questioned about the ratemaking process, and factors driving rate increases.
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

In 2021, the Governor of the State of New York signed into law, effective January 28, 2022 and subsequently clarified by law taking effect March 15, 2023, legislation that seeks to prevent homeowner insurers from discriminating solely on the basis of breed of dog. In 2025, legislation was vetoed that sought to clarify the applicability of this law to applications for renter's insurance. The veto message suggested that “this issue warrants additional consideration of more narrowly tailored approaches, including those which factor in any potential risks associated with certain breeds.” Renter’s insurance is classified as a type of homeowners policy, and the 2021 law appears to still apply to renter's policies, but this veto signals a potential policy shift in the state.
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
In 2022, the New York legislature passed legislation to greatly expand wrongful death actions. This bill sought to expand the categories of claimants and scope of losses for which a wrongful death lawsuit could be brought. The bill was vetoed in January 2023. It was again passed in identical form in 2023 and again vetoed in December 2023. The bill was reintroduced in identical form in February 2024 and following two-house passage, vetoed again in December 2024. This identical legislation was passed and vetoed again in 2025.
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
In 2024, legislation was passed, and signed into law which requires the Superintendent of the DFS to issue regulations providing standards for hurricane windstorm deductibles which create, to the greatest extent possible, uniformity in the operation of such deductibles with respect to the triggering event. The regulations implementing such were adopted on August 6, 2025, and took effect on February 2, 2026.
The DFS adopted a circular letter in 2024 regarding the use of external consumer data and information sources (“ECDIS”) and artificial intelligence systems (“AIS”) by insurers. In broad strokes it reiterates the need to make sure that AI processes do not lead to outcomes that run afoul of the extensive body of existing anti-discrimination laws, including use of credit as governed by Insurance Law Article 28 credit usage. While this circular letter does not have the force of law, it articulated the DFS’ expectations about the use of AIS and ECDIS. In the past, the release of a circular letter has preceded the issuance of draft and eventually final regulations in the area addressed.
In 2025, legislation was passed, subject to subsequent pending chapter amendments, implementing the “AVOID Act.” The law imposes strict limitations on timeframes associated with defendants impleading third parties in litigation. The broad effect of this bill will be to limit defense counsel’s ability to implead third-party defendants, or alternatively increase the amount of motion practice required for defense counsel to preserve their ability to seek recovery from potentially-liable third parties. The bill is predicted to have a negative impact on cases involving, among others, premises liability.
Legislation imposing a system of regulation for third-party litigation funders was chaptered into law in 2025. This new law requires lenders offering litigation financing to register with and report to the DFS, it further mandates certain disclosures and contractual rights/duties as well as the consumer's obligation to pay, a right of recission, clarifies that a lender may not control the litigation, and limits the maximum recovery of the financing company to 25% of the gross recovery of the claim.
Legislation was chaptered into law in 2025 that removed New York’s “anti-arson application.” This act repealed a law that required insurance applicants to produce additional property ownership and related information upon application, and mandated carriers cancel policies if such information was not received in time.

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
The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. KICO’s TAC is above its ACL. As of December 31, 2025, the ratio of TAC to ACL was 5.30 and is in compliance with New York’s RBC requirements.
Dividend Limitations
Our ability to receive dividends from KICO is restricted by the state laws and insurance regulations of New York. These restrictions are related to surplus and net investment income. Dividends may be paid, without the need for DFS approval, from unassigned surplus and are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends by KICO paid during such period. At December 31, 2025, unassigned surplus was $36,152,023. Through September 30, 2025, KICO had an agreement with the DFS that KICO was only permitted to pay dividends to the Holding Company for purposes of paying operating expenses and debt obligations, and that the maximum amount of dividends that could be paid in 12 months was $12,000,000 without prior approval. Effective September 30, 2025, the restrictions on KICO to pay dividends were removed by the DFS. As of December 31, 2025, the maximum dividends that KICO can pay to the Holding Company is restricted to the lesser of 10% of statutory surplus as shown by its last statement on file with the DFS, or 100% of net investment income of the preceding 36 months reduced by dividends paid during such period. As of December 31, 2025, the maximum allowable dividend that KICO may pay to the Holding Company was $1,969,796 without DFS approval. See Item 5 (“Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Dividends”) of this Annual Report for a further discussion as to KICO’s ability to pay dividends to us.
Insurance Regulatory Information System Ratios
The Insurance Regulatory Information System (“IRIS”) was developed by the NAIC and is intended primarily to assist state insurance regulators in meeting their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies thirteen industry ratios and specifies “usual values” for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer’s business. As of December 31, 2025, KICO had three ratios outside the usual range.
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
Statutory accounting practices established by the NAIC and adopted in part by New York insurance regulators determine, among other things, the amount of statutory surplus and statutory net income of KICO and thus determine, in part, the amount of funds that are available for KICO to pay dividends to the Holding Company.
Legal Structure
We were incorporated in 1961 and assumed the name DCAP Group, Inc. in 1999. On July 1, 2009, we changed our name to Kingstone Companies, Inc.
Employees
As of December 31, 2025, we had 113 employees. None of our employees are covered by a collective bargaining agreement. We believe that our relationship with our employees is good.
Availability of Information
Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). Such reports and other information filed by us with the SEC are available free of charge at the investor relations section of our website at www.kingstonecompanies.com as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Copies are also available, without charge, by writing to Kingstone Companies, Inc., Investor Relations, 120 Wood Road, Kingston, New York 12401. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The inclusion of our website address in this Annual Report does not include or incorporate by reference the information on our website into this Annual Report.
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
Because of the exposure of our property and casualty business to catastrophic events and other severe weather events, our operating results and financial condition may vary significantly from one period to the next. Catastrophes can be caused by various natural and man-made disasters, including earthquakes, wildfires, tornadoes, hurricanes, severe winter weather, storms and certain types of terrorism. We currently have catastrophe reinsurance coverage with regard to losses of up to $440,000,000 ($435,000,000 in excess of $5,000,000). Effective January 1, 2026, $10,000,000 of losses in a catastrophe are subject to a quota share reinsurance treaty, which covers 5% of catastrophe losses such that we retain $5,500,000 of risk per catastrophe occurrence. With respect to any additional catastrophe losses of up to $440,000,000, we are 100% reinsured under our catastrophe reinsurance program. For the period October 15, 2025 through April 30, 2026, we also purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. We may incur catastrophe losses in excess of: (i) those that we project would be incurred, (ii) those that external modeling firms estimate would be incurred, (iii) the average expected level used in pricing or (iv) our current reinsurance coverage limits. Despite our catastrophe management programs, we are exposed to catastrophes that could have a material adverse effect on our operating results and financial condition. Our liquidity could be constrained by a catastrophe, or multiple catastrophes, which may result in extraordinary losses or a downgrade of our financial strength ratings. In addition, the reinsurance losses that are incurred in connection with a catastrophe could have an adverse impact on the terms and conditions of future reinsurance treaties.

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
A ratings downgrade to our insurance subsidiary may impact our revenues and earnings.
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
Risks presented by the effects of pandemics include, among others, the following:
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
We are subject to statutes and regulations of the state of New York which generally require that any person or entity desiring to acquire direct or indirect control of KICO, our insurance company subsidiary, obtain prior regulatory approval. In addition, a change of control of the Holding Company would require such approval. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of our company, including through transactions, and in particular unsolicited transactions. Some of our stockholders might consider such transactions to be desirable. Similar regulations may apply in other states in which we may operate.
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
Approximately 98% of our revenue during the year ended December 31, 2025 was derived from sources located in the State of New York and, accordingly, is affected by the prevailing regulatory, economic, legislative, demographic, competitive and other conditions in the state. Changes in any of these conditions could make it costlier or difficult for us to conduct our business. Adverse regulatory developments in New York, could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition. Adverse legislative developments or changes in laws in the state of New York which impact insurance company profits could also have a material adverse effect on our results of operations and financial condition.
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
We market our insurance products primarily through insurance brokers. A large percentage of our gross premiums written are sourced through a limited number of brokers. For the year ended December 31, 2025, our top 25 brokers provided a total of 39% of our total gross premiums written. The nature of our dependency on these brokers relates to the high volume of business they consistently refer to us. Our relationship with these brokers is based on the quality of the underwriting and claims services we provide to our clients and on our financial strength ratings. Any deterioration in these factors could result in these brokers advising clients to place their risks with other insurers rather than with us. A loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our financial condition and results of operations.
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
State insurance laws limit the ability of KICO to pay dividends from unassigned surplus and require KICO to maintain specified minimum levels of statutory capital and surplus. Maximum allowable dividends by KICO to us are restricted to the lesser of 10% of surplus or 100% of net investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. At December 31, 2025, unassigned surplus was $36,152,023. Through September 30, 2025, KICO had an agreement with the DFS that KICO was only permitted to pay dividends to the Holding Company for purposes of paying operating expenses and debt obligations, and that the maximum amount of dividends that could be paid in 12 months was $12,000,000 without prior approval. Effective September 30, 2025, the restrictions on KICO to pay dividends were removed by the DFS. As of December 31, 2025, the maximum dividends that KICO can pay to the Holding Company is restricted to the lesser of 10% of statutory surplus as shown by its last statement on file with the DFS, or 100% of net investment income of the preceding 36 months reduced by dividends paid during such period. As of December 31, 2025, the maximum allowable dividend that KICO may pay to KINS was $1,969,796 without DFS approval. See Note 13 - Statutory Financial Information for more information.

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
Our future success will depend, in part, upon the efforts of Meryl Golden, our President and Chief Executive Officer. The loss of Ms. Golden or other key personnel could prevent us from fully implementing our business strategies and could materially and adversely affect our business, financial condition and results of operations. As we continue to grow, we will need to recruit and retain additional qualified management personnel, but we may not be able to do so. Our ability to recruit and retain such personnel will depend upon a number of factors, such as our results of operations and prospects and the level of competition prevailing in the market for qualified personnel. Ms. Golden and we are parties to an employment agreement which expires on January 10, 2027.
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
We could be adversely affected if our internal controls over financial reporting are not effective.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles. Internal controls, no matter how well designed, can provide only reasonable assurance that they are working as designed. If these internal controls are not effective, it could lead to errors in financial reporting.
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
While we can take defensive measures, there can be no assurance that we will be successful in preventing attacks or detecting and stopping them once they have begun. Our business could be significantly damaged by a security breach, data loss or corruption, or cyber attack. In addition to the potentially high costs of investigating and stopping such an event and implementing necessary fixes, we could incur substantial liability if confidential customer or employee information is stolen. In addition, such an event could cause a significant disruption of our ability to conduct our insurance operations. We have a cyber insurance policy to protect against the monetary impact of some of these risks. However, the occurrence of a security breach, data loss or corruption, or cyber-attack, if sufficiently severe, could have a material adverse effect on our business results. See Item IC ("Cybersecurity") in this Annual Report.
We rely on our information technology, including artificial intelligence, and telecommunication systems, and the failure of these systems could materially and adversely affect our business.
Our business is highly dependent upon the successful and uninterrupted functioning of our information technology, including artificial intelligence, and telecommunications systems. We rely on these systems to support our operations. The failure of these systems could interrupt our operations and result in a material adverse effect on our business.

We plan to enter the California market as well as other markets, but there can be no assurance that our diversification and growth strategy will be effective.

We seek to take advantage of prudent opportunities to expand our core business into other states. We have determined to enter the California market in the second quarter of 2026 and other markets in 2026 and 2027. As a result of a number of factors, including the challenges of operating in unfamiliar markets, there can be no assurance that we will be successful in this diversification even after investing significant time and resources to develop and market products and services in additional states. Initial timetables for expansion may not be achieved, and price and profitability targets may not be feasible. Because our business and experience are based substantially on the New York insurance market, we may not understand all of the risks associated with entering into an unfamiliar market. This inexperience in certain new markets could affect our ability to price risks adequately and develop effective underwriting standards. External factors, such as compliance with state regulations, especially when different than the regulations of other states in which we do business, obtaining new licenses, competitive alternatives, processes, and time periods associated with adjusting product forms and rates, and shifting customer preferences, may also affect the successful implementation of our geographic growth strategy. Such external factors and requirements may increase our costs and potentially affect the speed with which we will be able to pursue new market opportunities. There can be no assurance that we will be successful in expanding into any one state or combination of states. Failure to manage these risks successfully could have a material adverse effect on our business, results of operations, and financial condition.
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
We have effective registration statements on Form S-8 under the Securities Act of 1933, as amended (the “Securities Act”), covering an aggregate of 2,900,000 shares of our common stock issuable under our Amended and Restated 2014 Equity Participation Plan (the "2014 Plan") and our 2024 Equity Participation Plan (the “2024 Plan”). Pursuant to our 2024 Plan, stock options and restricted stock awards may be granted to our employees and directors. See Note 12 - Stockholders' Equity for more information.
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
We are a holding company incorporated in Delaware. Anti-takeover provisions in Delaware law and our restated certificate of incorporation and bylaws, as well as regulatory approvals required under state insurance laws, could make it more difficult for a third party to acquire control of us and may prevent stockholders from receiving a premium for their shares of common stock. Our certificate of incorporation provides that our board of directors may issue up to 2,500,000 shares of preferred stock, in one or more series, without stockholder approval and with such terms, preferences, rights and privileges as the board of directors may deem appropriate. These provisions and other factors may hinder or prevent a change in control, even if the change in control would be beneficial to, or sought by, our stockholders.
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
KICO’s Risk Management Committee, which is comprised of representatives of its technology team, assesses risks based on probability and potential impact on key business systems and processes. Risks that are considered high are incorporated into its overall risk management program. A mitigation plan is developed for each identified high risk, with progress reported to the Risk Management Committee and tracked as part of its overall risk management program overseen by the Risk Management Committee of our Board of Directors.

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
We have not experienced a material cybersecurity breach in the past five years and, as a result, there have been no charges related to a breach in the past five years. In 2025, a third party vendor of KICO was impacted by a cybersecurity event which KICO reported to the DFS. The event did not have a material impact on our business strategy, results of operations, or financial condition. While we have implemented processes and procedures that we believe are tailored to address and mitigate the cybersecurity threats that we face, there can be no assurances that such an incident will not occur despite our efforts, as more fully described in Item 1A (“Risk Factors – Our business could be adversely affected by a security breach or other attack involving our computer systems or those of one or more of our vendors.”) in this Annual Report.
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
Governance
The Risk Management Committee of our Board of Directors has been delegated the power and authority to oversee and make recommendations to the Board with regard to our overall approach to risks relating to business operations, including with regard to information technology and cybersecurity. In a presentation from our Chief Technology Officer, the committee received information regarding our approach to cybersecurity, which included the following topics: the confidentiality of nonpublic information and the integrity and security of our information system, the cybersecurity policies and procedures, material cybersecurity risks to us, and the overall effectiveness of our cybersecurity program.
ITEM 2. PROPERTIES.
Effective March 1, 2025, we leased new principal executive office space at 120 Wood Road, Kingston, New York 12401. The new offices are held pursuant to a lease which expires on March 31, 2030 with a five year renewal option. Our insurance underwriting business is principally located at this office.
Prior to March 1, 2025, our principal executive offices were located at 15 Joys Lane, Kingston, New York 12401. In February 2025, 15 Joys Lane LLC, our subsidiary, entered into a contract of sale with Ulster County, New York (the

“County”) for the sale to the County of such headquarters, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. The sale closed in March 2025. The Company continues to own a vacant lot at 27 Joys Lane, Kingston, New York.
ITEM 3. LEGAL PROCEEDINGS.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock is quoted on The Nasdaq Capital Market under the symbol “KINS.”
Holders
As of March 10, 2026, there were 181 record holders of our common stock.
Dividends
Holders of our common stock are entitled to dividends when, as and if declared by our Board of Directors out of funds legally available. In each of July and October 2025, our Board of Directors approved a quarterly cash dividend of $0.05 per share. Future dividend policy will be subject to the discretion of our Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions, and other factors. Therefore, we can give no assurance that future dividends of any kind will be paid to holders of our common stock.
Our ability to pay dividends depends, in part, on the ability of KICO to pay dividends to us. KICO, as an insurance subsidiary, is subject to significant regulatory restrictions limiting its ability to declare and pay dividends. In addition, there are restrictions related to surplus and net investment income. Without the prior approval of the DFS, dividends may be paid by insurance carriers from unassigned surplus and are restricted to the lesser of 10% of surplus or 100% of investment income (on a statutory accounting basis) for the trailing 36 months, less dividends paid by KICO during such period. As of December 31, 2025, KICO had unassigned surplus of approximately $36,152,000. Prior to September 30, 2025, KICO had an agreement with the DFS that KICO may only pay dividends up to $12,000,000 to the Holding Company for purposes of paying operating expenses and debt obligations. See “Business – Government Regulation”, “Risk Factors – As a holding company, we are dependent on the results of operations of our subsidiary, KICO; there are restrictions on the payment of dividends by KICO” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity” in Items 1, 1A and 7, respectively, of this Annual Report.
In addition, pursuant to a certain debt exchange agreement (the "2024 Exchange Agreement"), we were not permitted to pay any cash dividends without the approval of the holders of a majority of the outstanding principal amount of the debt. The debt was repaid in full on February 25, 2025.
Subsequent to such debt repayment, effective September 30, 2025, the restrictions on KICO to pay dividends were removed by the DFS. As of December 31, 2025, the maximum dividends that KICO can pay to the Holding Company is restricted to the lesser of 10% of statutory surplus as shown by its last statement on file with the DFS, or 100% of net investment income of the preceding 36 months reduced by dividends paid during such period. As of December 31, 2025, the maximum allowable dividend that KICO may pay to the Holding Company was $1,969,796 without DFS approval. See Note 13 - Statutory Financial Information for more information.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2025 and 2024, respectively, 98.0% and 96.0% of KICO’s direct written premiums came from the New York policies.
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
We derive substantially all of our revenue from KICO, which includes revenues from earned premiums, ceding commissions from quota share reinsurance, net investment income generated from its portfolio, and net realized gains and losses on investment securities. All of KICO’s insurance policies are written for a one year term. Earned premiums represent premiums received from insureds, which are recognized as revenue over the period of time that insurance coverage is provided (i.e., ratably over the one year life of the policy). A significant period of time can elapse from the receipt of insurance premiums to the payment of insurance claims. During this time, KICO invests the premiums, earns investment income and generates net realized and unrealized investment gains and losses on investments. The Holding Company earns investment income from its cash holdings.
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
Principal Revenue and Expense Items
Net premiums earned: Net premiums earned is the earned portion of our written premiums, less that portion of premium that is ceded to third party reinsurers under reinsurance agreements. The amount ceded under these reinsurance agreements is based on a contractual formula contained in the individual reinsurance agreement. Insurance premiums are earned on a pro rata basis over the term of the policy. At the end of each reporting period, premiums written that are not earned are classified as unearned premiums and are earned in subsequent periods over the remaining term of the policy. Our insurance policies have a term of one year. Accordingly, for a one-year policy written on July 1, 2025, we would earn half of the premiums in 2025 and the other half in 2026.
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
In May 2019, due to the poor performance of this line we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of December 31, 2025 and 2024, there were no commercial liability policies in-force. As of December 31, 2025, these expired policies represent approximately 12.5% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.
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
Direct written premiums; net written premiums: Direct written premiums is a non-GAAP measure, which represent the total premiums charged on policies issued by an insurance company during the respective fiscal period. Net written premiums is a non-GAAP measure, which are direct written premiums less premiums ceded to reinsurers. Net premiums earned, the GAAP measure most comparable to direct written premiums and net written premiums, are net written premiums that are pro-rata earned during the fiscal period presented. All of our policies are written for a twelve-month period. Management uses direct written premiums and net written premiums, along with other measures, to gauge our performance and evaluate results. Direct written premiums and net written premiums are provided as supplemental information, not as a substitute for net premiums earned, and do not reflect the Company’s net premiums earned.
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

Loss and Loss Adjustment Expense Reserves
Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of December 31, 2025 and 2024:

	As of December 31, 2025			As of December 31, 2024

($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$75,385	$20,749	$54,636	$64,087	$17,721	$46,366
Case LAE	7,459	1,812	5,646	6,563	1,426	5,137
IBNR loss	38,794	8,277	30,517	38,681	10,661	28,020
IBNR LAE	18,901	2,394	16,507	16,879	2,514	14,365
Total	$140,539	$33,232	$107,306	$126,210	$32,322	$93,888
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
Investments
Bonds are classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”), and stocks are generally classified as AFS. Investments classified as HTM are carried at amortized cost, which requires very little judgement. Investments classified as AFS are generally carried at fair value with an unrealized gain/loss recorded in income. Actual results could vary significantly from the fair values recognized in the Consolidated Statements of Income and Comprehensive Income.

Policies in Force and Direct Written Premiums
See the tables below for our policies in force as of December 31, 2025 and 2024 and direct written premiums for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, our direct written premiums1 increased by 14.8% compared to the same period in 2024, while policies in force increased by 3.6% as of December 31, 2025 as compared to December 31, 2024.

	As of December 31,
	2025	2024	Change	Percent

Policies In Force	80,432	77,656	2,776	3.6%

	Years Ended December 31,
(000’s except percentages)	2025	2024	Change	Percent

Direct written premiums[1]	$277,801	$241,980	$35,821	14.8%
1 Direct written premiums is a non-GAAP measure defined above under "Key GAAP and Non-GAAP Measures". See "Non-GAAP Financial Measures" below for the reconciliation of direct written premiums to the GAAP measure of net premiums earned.
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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, has been approved by the DFS. This competitor wrote approximately $70 million in written premium. The Withdrawal Plan has enabled KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in late third quarter of 2025. This transaction is being handled in a similar manner to the Change in Market Dynamics, except that we are streamlining the process by providing a quote for eligible policyholders to our producers.
•5-Year Growth Plan
We recently announced our 5-year goal of $500 million in direct written premium (the "5-Year Growth Plan"), effectively doubling the size of our company relative to today. We are diligently working on a strategic plan that outlines how we will achieve this goal through a combination of organic initiatives and strategic inorganic opportunities in our core state of New York along with measured geographic expansion into new states. We intend to maintain our focus on our core expertise of insuring catastrophe-exposed properties.
Relative to geographic expansion, we have conducted a thorough study of selected geographies and states with the help of industry-leading third-party advisors and overlaid important lessons learned from our past challenges to ensure that we do not face such challenges again. We plan to pursue prudent growth at a measured pace in our chosen new states, testing and validating rate adequacy commensurate with risk factors in the new geographies. Our current plan is to go live in California and Connecticut in 2026, and two additional states in 2027.

Consolidated Results of Operations
The following table summarizes the changes in the results of our operations for the periods indicated:

	Years ended December 31,
($ in thousands)	2025	2024	Change	Percent
Revenues
Direct written premiums (1)	$277,801	$241,980	$35,821	14.8%
Ceded written premiums
Ceded to quota share treaties (2)	23,828	50,539	(26,711)	(52.9%)
Ceded to excess of loss treaties	6,391	6,417	(26)	(0.4%)
Ceded to catastrophe treaties	33,863	30,794	3,069	10.0%
Total ceded written premiums	64,082	87,750	(23,668)	(27.0%)

Net written premiums (1)	213,719	154,230	59,489	38.6%

Change in unearned premiums
Direct and assumed	(19,326)	(29,080)	9,754	33.5%
Ceded to quota share treaties (2)	(7,266)	3,348	(10,614)	NM
Change in net unearned premiums	(26,592)	(25,732)	(860)	(3.3%)

Premiums earned
Direct and assumed	258,474	212,900	45,574	21.4%
Ceded to reinsurance treaties	(71,348)	(84,402)	13,054	15.5%
Net premiums earned	187,127	128,498	58,629	45.6%

Ceding commission revenue (2)	15,675	18,838	(3,163)	(16.8%)
Net investment income	9,799	6,824	2,975	43.6%
Net (losses) gains on investments	(310)	415	(725)	174.7%
Gain on sale of real estate	1,966	—	1,966	NM
Other income	611	568	43	7.6%
Total revenues	214,867	155,142	59,725	38.5%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	100,708	79,472	21,236	26.7%
Losses from catastrophes (3)	2,578	3,389	(811)	(23.9)%
Total direct and assumed loss and loss adjustment expenses	103,286	82,861	20,425	24.6%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	18,615	19,292	(677)	(3.5%)
Losses from catastrophes (3)	405	935	(530)	(56.7)%
Total ceded loss and loss adjustment expenses	19,020	20,226	(1,206)	(6.0%)

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	82,093	60,181	21,912	36.4%
Losses from catastrophes (3)	2,173	2,454	(281)	(11.5%)
Net loss and loss adjustment expenses	84,266	62,635	21,631	34.5%

Commission expense	40,727	33,929	6,798	20.0%
Other underwriting expenses	31,719	25,693	6,026	23.5%
Other operating expenses	4,105	3,635	470	12.9%
Depreciation and amortization	2,560	2,449	111	4.5%
Interest expense	445	3,514	(3,069)	(87.3%)
Total expenses	163,822	131,854	31,968	24.2%

Income before taxes	51,046	23,288	27,758	119.2%
Income tax expense	10,279	4,930	5,349	108.5%
Net income	$40,767	$18,358	$22,409	122.1%
(Columns in the table above may not sum to totals due to rounding)

(1)Direct written premiums and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure of net premiums earned.
(2)For the year ended December 31, 2024, our personal lines business was subject to a 27% quota share treaty, expiring on January 1, 2025, which included a runoff of a 3.0% portion of the prior quota share reinsurance treaty through the remainder of 2024. Effective January 1, 2025, we entered into a 16% personal lines quota share treaty, under a cutoff basis.
(3)For the year ended December 31, 2025 and 2024 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Years Ended December 31,
	2025	2024	Percentage Point Difference	Percent Change

Key ratios:
Net loss ratio	45.0%	48.7%	(3.7)	(7.6)%
Net underwriting expense ratio	30.0%	31.3%	(1.3)	(4.2)%
Net combined ratio	75.0%	80.0%	(5.0)	(6.3)%
Direct Written Premiums(1)
Direct written premiums during the year ended December 31, 2025 (“Year Ended 2025”) were $277,801,000 compared to $241,980,000 during the year ended December 31, 2024 (“Year Ended 2024”). The increase of $35,821,000, or 14.8%, was primarily due to an increase in premiums from our personal lines business. Direct written premiums from our personal lines business for Year Ended 2025 were $263,188,000, an increase of $35,545,000, or 15.6%, from $227,643,000 in Year Ended 2024. The 15.6% increase in premiums from our personal lines business was primarily due to the organic growth from the Change in Market Dynamics in the New York market and to a lesser extent an increase in rates primarily from an increase in replacement costs.
Direct written premiums from our livery physical damage business for Year Ended 2025 were $14,550,000, an increase of $302,000, or 2.1%, from $14,248,000 in Year Ended 2024. The growth in direct written premiums for livery physical damage reflects increased vehicle valuations and an increase from the removal of underwriting restrictions on electric vehicles until after receiving adequate rate approval in July 2024.
___________________
(1) Direct written premiums is a non-GAAP measure defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.
Net Written Premiums and Net Premiums Earned
Net Written Premiums(1) and Net Premiums Earned
Net written premiums increased $59,489,000, or 38.6%, to $213,719,000 in Year Ended 2025 from $154,230,000 in Year Ended 2024. Net written premiums include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Year Ended 2025 was primarily due to the additional premiums due to the organic growth from the Change in Market Dynamics in the New York market and to a lesser extent an increase in rates primarily from an increase in replacement costs, and changes to our personal lines quota share reinsurance treaty. See "Quota share reinsurance treaties" discussion below.
___________________
(1) Net written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table above to the GAAP measure of net premiums earned.

Quota share reinsurance treaties
Effective January 1, 2024, we entered into a 27% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Our personal lines business was subject to the 2025/2026 Treaty in Year Ended 2025, and the 2024/2025 Treaty in Year Ended 2024. In Year Ended 2025, our premiums ceded under quota share treaties decreased by $26,711,000 in comparison to premiums ceded under quota share treaties in Year Ended 2024 (see table above). The decrease in Year Ended 2025 was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2025/2026 Treaty compared to direct written premiums subject to the 2024/2025 Treaty. The inception of the 2025/2026 Treaty was recorded as a cutoff, resulting in the return of $11,471,000 from reinsurers to us of previously ceded written premiums that were unearned as of January 1, 2025.
Excess of loss reinsurance treaties
In Year Ended 2025, our ceded excess of loss reinsurance premiums decreased $26,000 compared to the ceded excess of loss premiums for Year Ended 2024. Effective January 1, 2024, we entered into an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2024 through January 1, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective January 1, 2025, the Underlying XOL Treaty was renewed covering the period from January 1, 2025 through June 30, 2026. The Underlying XOL Treaty, combined with the excess of loss treaty, provided 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000, together with facultative coverage. Retention was increased to $715,000 from $640,000 under the 2025/2026 Treaty. Under the 2026/2027 Treaty, retention was increased to $825,000 from $715,000.
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. With regard to treaties entered into on July 1, 2025 ("2025/2026 Catastrophe Treaty") and 2024 ("2024/2025 Catastrophe Treaty"), we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2025 and 2024. The 2025/2026 Catastrophe Treaty covers 80% of losses on the first layer of $5,000,000 in excess of $5,000,000 (Catastrophe coverage of $4,000,000), and losses of $435,000,000 in excess of $5,000,000 (Catastrophe coverage of $430,000,000), for a total catastrophe coverage of $434,000,000. The 2024/2025 Catastrophe Treaty covered 80% of losses on the first layer of $5,000,000 in excess of $5,000,000 (Catastrophe coverage of $4,000,000), and losses of $275,000,000 in excess of $10,000,000 (Catastrophe coverage of $265,000,000), for a total catastrophe coverage of $269,000,000. Catastrophe coverage under the 2025/2026 Catastrophe Treaty increased by $165,000,000 compared to the 2024/2025 Catastrophe Treaty. In Year Ended 2025, our premiums ceded under our catastrophe treaties increased by $3,069,000 in comparison to premiums ceded under catastrophe treaties in Year Ended 2024 (see table above). The increase in Year Ended 2025 was primarily attributable to the $169,000,000 increase in catastrophe coverage discussed above.
Net premiums earned
Net premiums earned increased $58,629,000 or 45.6% to $187,127,000 in Year Ended 2025 compared to $128,498,000 in Year Ended 2024. The increase was due to the 11 percentage point reduction in quota share rates discussed above, and the increase in premiums from the Change in Market Dynamics which began in the third quarter of 2024, partially offset by an increase in catastrophe premiums due to the increase in catastrophe coverage reflected in ceded catastrophe premiums earned, which increased the amount of growth in net premiums earned.

Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Years ended December 31,
($ in thousands)	2025	2024	Change	Percent

Provisional ceding commissions earned	$13,927	$18,829	$(4,902)	(26.0%)
Contingent ceding commissions earned	1,748	9	1,739	NM

Total ceding commission revenue	$15,675	$18,838	$(3,163)	(16.8%)
NM = Not Meaningful
(Columns in the table above may not sum to totals due to rounding)
Ceding commission revenue was $15,675,000 in Year Ended 2025 compared to $18,838,000 in Year Ended 2024. The decrease of $3,163,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In the Year Ended 2025, we earned provisional ceding commissions of $13,927,000 from personal lines earned premiums ceded under the 2025/2026 Treaty, and in the Year Ended 2024, we earned provisional ceding commissions of $18,829,000 from personal lines earned premiums ceded under the 2024/2025 Treaty. The decrease of $4,902,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during the Year Ended 2025 compared to the Year Ended 2024, offset by an increase in ceding commission rates under the 2025/2026 Treaty. The decrease in the premiums ceded was due to a decrease in the quota share percentage from 27% in the Year Ended 2024 to 16% in the Year Ended 2025.
Contingent Ceding Commissions Earned
Under our 2025/2026 Treaty and prior years’ quota share treaties before July 1, 2017, we received a contingent ceding commission based on a sliding scale of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratio. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases. The lower the ceded loss ratio, the more contingent commission we received. The structure of the 2024/2025 Treaty called for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions. We earned $1,748,000 of contingent ceding commissions due to both a decrease in the attritional and catastrophe loss ratios in the Year Ended 2025 as compared to $9,000 earned in the Year Ended 2024.
Net Investment Income
Net investment income was $9,799,000 in the Year Ended 2025 compared to $6,824,000 in the Year Ended 2024, an increase of $2,975,000, or 43.6%. The average yield on non-cash invested assets was 4.3% as of December 31, 2025 compared to 3.8% as of December 31, 2024
Cash and invested assets were $321,867,000 as of December 31, 2025 compared to $237,287,000 as of December 31, 2024, an increase of $84,580,000.
Net Gains on Investments
Net (losses) on investments were $(310,000) in the Year Ended 2025 compared to net gains of $415,000 in the Year Ended 2024. Unrealized (losses) on our equity securities and other investments in the Year Ended 2025 were

$(87,000), compared to unrealized gains of $477,000 in the Year Ended 2024. Net realized (losses) on sales of investments were $(223,000) in the Year Ended 2025 compared to net realized (losses) of $(62,000) in the Year Ended 2024.
Gain on Sale of Real Estate
Gain on sale of real estate was $1,966,000 in the Year Ended 2025 compared to $0 in the Year Ended 2024. On March 19, 2025 one of our subsidiaries closed on the sale of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. We are now renting a smaller facility in Kingston, New York.
Other Income
Other income was $611,000 in the Year Ended 2025 compared to $568,000 in the Year Ended 2024, an increase of $43,000, or 7.6%.
Net Loss and LAE
Net loss and LAE was $84,266,000 for the Year Ended 2025 compared to $62,635,000 for the Year Ended 2024. The net loss ratio was 45.0% in the Year Ended 2025 compared to 48.7% in the Year Ended 2024, a decrease of 3.7 percentage points. The improvement in the net loss ratio was primarily driven by a decrease in the frequency of non-catastrophe losses and a decrease in catastrophe losses, both partially offset by less favorable prior accident year reserve development and an increase in severity from large losses. The total net catastrophe impact for the Year Ended 2025 was $2,173,000, which contributed 1.2 points to the loss ratio. By comparison, the catastrophe impact for the Year Ended 2024 was 1.9 points. Favorable prior accident year development decreased the net loss ratio by 0.6 points during the Year Ended 2025 as compared to decreasing the net loss ratio by 1.4 points during the Year Ended 2024. In 2025, property claims overall developed better than expected, driven primarily by reserve takedowns on several large fire and water damage claims from accident years 2023 and 2024, resulting in favorable development. This favorable development was partially offset by increased reserves associated with liability claims, which reflect the inherent variability associated with liability claim settlement patterns. In 2024, the favorable development was primarily attributable to reserve takedowns on several large property losses from accident years 2022 and 2023, reflecting recoverable depreciation. This favorable impact was partially offset by strengthening of reserves for liability claims, particularly related to loss adjustment expenses.

The underlying loss ratio(1) (loss ratio excluding the impact of catastrophes and prior year development) was 44.4% for the Year Ended 2025, a decrease of 3.8 points from the 48.2% underlying loss ratio recorded for the Year Ended 2024. The improvement in the underlying loss ratio for the Year Ended 2025 as compared to the Year Ended 2024 was primarily due to an improvement in the frequency of losses which is the result of better performance of our Select product as well as our active efforts to manage less profitable lines of business. The favorable frequency for the Year Ended 2025 was partially offset by higher overall personal lines non-catastrophe severity, primarily driven by a greater impact from large losses.

________________
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
Commission Expense
Commission expense was $40,727,000 in the Year Ended 2025 or 15.8% of direct earned premiums. Commission expense was $33,929,000 in the Year Ended 2024 or 15.9% of direct earned premiums. The increase of $6,798,000 in the Year Ended 2025 compared to the Year Ended 2024 was primarily due to an increase in direct earned premiums of $45,574,000 and an increase of $313,000 contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $31,719,000 in the Year Ended 2025 compared to $25,693,000 in the Year Ended 2024. The increase of $6,026,000, or 23.5%, was primarily due to increases in salaries and employment costs as described below; an increase in underwriting fees and premium taxes due to the growth in direct earned premiums; an increase in DFS regulatory fees; and an increase in professional fees. In addition, we realized a $365,000 gain on the commutations of prior years’ quota share reinsurance treaties from a group of reinsurers, in the Year Ended 2024, with no such gain in the Year Ended 2025.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $15,681,000 in the Year Ended 2025 compared to $13,143,000 in the Year Ended 2024. Salaries and employment costs were 8.4 points of the net underwriting expense ratio in the Year Ended 2025, a reduction of 1.8 points from 10.2 points in the Year Ended 2024 primarily due to the economies of scale with the increase in net premiums earned. The dollar increase in salaries and employment costs was due to annual salary increases, increase in profit sharing due to improvement in Company performance and strengthening of our professional team by investing in hiring talent with insurance industry experience due to the growth in premiums written and anticipated new business in accordance with our 5-Year Growth Plan.
Our net underwriting expense ratio in the Year Ended 2025 was 30.0% compared to 31.3% in the Year Ended 2024. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Years ended December 31,		Percentage Point Change
	2025	2024
Other underwriting expenses
Employment costs	8.4%	10.2%	(1.8)
Underwriting fees (inspections/surveys)	1.3	1.4	(0.1)
IT expenses	1.5	2.2	(0.7)
Professional fees	0.7	0.8	(0.1)
Other expenses	5.0	5.4	(0.4)
Total other underwriting expenses	16.9	20.0	(3.1)

Commission expense	21.8	26.4	(4.6)

Ceding commission revenue
Provisional	(7.4)	(14.7)	7.3
Contingent	(0.9)	—	(0.9)
Total ceding commission revenue	(8.3)	(14.7)	6.4

Other income	(0.3)	(0.4)	0.1

Net underwriting expense ratio	30.0%	31.3%	(1.3)
(Components may not sum to totals due to rounding)

Other operating expenses were $4,105,000 for the Year Ended 2025 compared to $3,635,000 for the Year Ended 2024. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Years ended December 31,
($ in thousands)	2025	2024	Change	Percent

Other operating expenses
Employment costs	$232	$325	$(93)	(28.6)%
Executive bonus	69	50	19	38.0
Equity compensation	1,482	1,383	99	7.2
Professional	673	381	292	76.6
Directors fees	486	376	110	29.3
Insurance	153	196	(43)	(21.9)
Loss on extinguishment of debt	175	297	(122)	(41.1)
Other expenses	835	627	208	33.2
Total other operating expenses	$4,105	$3,635	$470	12.9%
(Components may not sum to totals due to rounding)
The increase in the Year Ended 2025 of $470,000, or 12.9%, as compared to the Year Ended 2024 was primarily due to an increase in professional fees, other expenses and equity compensation, partially offset by a decrease in employment costs and loss on extinguishment of debt. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31, 2025 pursuant to our employee bonus plan. The increase in professional fees is due to incurring additional expenses related to our upcoming requirement for the audit of our internal controls over financial reporting. The increase in other expenses in the Year Ended 2025 of $208,000 represents $219,000 of warrant costs following the exercise of the warrants in December 2025, compared to $0 in the Year Ended 2024. The loss on extinguishment of debt is due to the balance of unamortized debt issue costs upon the prepayment of the 2024 Notes in the Year Ended 2025 and Year Ended 2024 as disclosed in Note 9 to the consolidated financial statements. The decrease in employment costs was due to fluctuations in deferred compensation liability in the Year Ended 2024 related to changes in the underlying invested portfolio. The deferred compensation plan was terminated in the Year Ended 2024.
Depreciation and Amortization
Depreciation and amortization was $2,560,000 in the Year Ended 2025 compared to $2,449,000 in the Year Ended 2024. The increase of $111,000, or 4.5%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in the Year Ended 2025 was $445,000 compared to $3,514,000 in the Year Ended 2024, a decrease of $3,069,000 or 87.3%. In the Year Ended 2025 and the Year Ended 2024, as disclosed in Note 9 to the consolidated financial statements, we incurred interest expense in connection with the 2024 Notes and the 12.00% Senior Notes due 2024 (the "2022 Notes"), respectively. The 2022 Notes provided for interest at the rate of 12% per annum. In September 2024, in accordance with the 2024 Exchange Agreement, we paid $5,000,000 of principal on the 2022 Notes, reducing the principal balance to $14,950,000 from $19,950,000. Under the 2024 Exchange Agreement, the balance of the 2022 Notes were exchanged for the 2024 Notes, which provided for interest at the rate of 13.75% per annum. Beginning in the third quarter of 2024 through February 2025, we paid optional principal amounts, reducing the balance of the 2024 Notes, and completely satisfying the obligation on February 24, 2025. In addition, we also incurred interest expense on the 2022 equipment financing.

Income Tax Expense
Income tax expense in the Year Ended 2025 was $10,279,000, which resulted in an effective tax rate of 20.1%. Income tax expense in the Year Ended 2024 was $4,930,000, which resulted in an effective tax rate of 21.2%. The difference in effective tax rate is due to the effect of permanent differences in the Year Ended 2025 compared to the Year Ended 2024. In the Year Ended 2025, the vesting of restricted stock awards resulted in an income tax benefit, due to the increase in the stock price on the vesting date as compared to the grant date, which had the effect of reducing the effective tax rate. In the Year Ended 2024, the vesting of restricted stock awards resulted in additional income tax, due to the decrease in the stock price on the vesting date as compared to the grant date, which had the effect of increasing the effective tax rate.
Net income was $40,767,000 in the Year Ended 2025 compared to net income of $18,358,000 in the Year Ended 2024. The increase in net income of $22,409,000 was due to the items described above.

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

	Years Ended December 31,
	2025	2024
Direct written premiums(1):
Personal lines	$263,187,529	$227,642,802
Livery physical damage	14,549,889	14,248,462
Other(1)	63,212	88,673
Total direct written premiums(1)	$277,800,630	$241,979,937

Net premiums written(1):
Personal lines	$199,111,560	$139,914,970
Livery physical damage	14,549,889	14,248,462
Other(2)	57,617	66,433
Total net premiums written	$213,719,066	$154,229,865

Net premiums earned:
Personal lines	$172,418,801	$113,876,043
Livery physical damage	14,643,437	14,550,160
Other(2)	64,484	71,717
Total net premiums earned	$187,126,722	$128,497,920

Net loss and loss adjustment expenses(4):
Personal lines	$70,481,180	$49,268,714
Livery physical damage	5,617,684	6,158,197
Other(2)	(128)	(34,237)
Unallocated loss adjustment expenses	5,986,975	4,926,243
Total without commercial lines	82,085,711	60,318,917
Commercial lines (in run-off effective July 2019)(2)	2,180,011	2,315,799
Total net loss and loss adjustment expenses	$84,265,722	$62,634,716

Net loss ratio(4):
Personal lines	40.9%	43.3%
Livery physical damage	38.4%	42.3%
Other(1)	(0.2%)	(47.7%)
Total without commercial lines	43.9%	46.9%
Commercial lines (in run-off effective July 2019)(2)	na	na
Total	45.0%	48.7%
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
(3)In July 2019, we stopped underwriting Commercial Liability risks. See discussions above regarding the discontinuation of this line of business.
(4)See discussions above with regard to “Net Loss and LAE”, as to catastrophe losses in the years ended December 31, 2025 and 2024.

Insurance Underwriting Business on a Standalone Basis(1)
Our insurance underwriting business reported on a standalone basis(1) for the years ended December 31, 2025 and 2024 follows:

	Years ended December 31,
	2025	2024

Revenues
Net premiums earned	$187,126,722	$128,497,920
Ceding commission revenue	15,674,971	18,837,946
Net investment income	9,798,764	6,823,590
Net (losses) gains on investments	(309,994)	359,490
Gain on sale of real estate	1,965,989	—
Other income	610,212	549,967
Total revenues	214,866,664	155,068,913

Expenses
Loss and loss adjustment expenses	84,265,722	62,634,716
Commission expense	40,726,801	33,929,333
Other underwriting expenses	31,718,770	25,692,727
Depreciation and amortization	2,559,835	2,448,932
Interest expense	299,235	368,664
Total expenses	159,570,363	125,074,372

Income from operations	55,296,301	29,994,541
Income tax expense	11,460,903	6,412,686
Net income from insurance underwriting business on a standalone basis(1)	$43,835,398	$23,581,855

Key Measures:
Net loss ratio	45.0%	48.7%
Net underwriting expense ratio	30.0%	31.3%
Net combined ratio	75.0%	80.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$72,445,571	$59,622,060
Less: Ceding commission revenue	(15,674,971)	(18,837,946)
Less: Other income	(610,212)	(549,967)
Net underwriting expenses	$56,160,388	$40,234,147

Net premiums earned	$187,126,722	$128,497,920

Net Underwriting Expense Ratio	30.0%	31.3%

(1) Net income from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net income without the effect of holding company operations on GAAP net income. See "Non-GAAP Financial Measures" for the reconciliation of net income from insurance underwriting business on a standalone basis to the GAAP measure of net income.
An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Assumed	Ceded	Net
Year ended December 31, 2025
Written premiums	$277,800,630	$-	$(64,081,564)	$213,719,066
Change in unearned premiums	(19,326,339)	-	(7,266,005)	(26,592,344)
Earned premiums	$258,474,291	$-	$(71,347,569)	$187,126,722

Loss and loss adjustment expenses excluding
the effect of catastrophes	$100,707,653	$-	$(18,614,871)	$82,092,782
Catastrophe loss	2,577,920	-	(404,980)	2,172,940
Loss and loss adjustment expenses	$103,285,573	$-	$(19,019,851)	$84,265,722

Loss ratio excluding the effect of catastrophes(2)	39.0%	0.0%	26.1%	43.9%
Catastrophe loss	1.0%	0.0%	0.6%	1.2%
Loss ratio	40.0%	0.0%	26.7%	45.0%

Year ended December 31, 2024
Written premiums	$241,979,937	$-	$(87,750,072)	$154,229,865
Change in unearned premiums	(29,080,195)	-	3,348,250	(25,731,945)
Earned premiums	$212,899,742	$-	$(84,401,822)	$128,497,920

Loss and loss adjustment expenses excluding
the effect of catastrophes	$79,477,309	$-	$(19,296,752)	$60,180,557
Catastrophe loss	3,388,937	-	(934,778)	2,454,159
Loss and loss adjustment expenses	$82,866,246	$-	$(20,231,530)	$62,634,716

Loss ratio excluding the effect of catastrophes(2)	37.3%	0.0%	22.9%	46.8%
Catastrophe loss	1.6%	0.0%	1.1%	1.9%
Loss ratio	38.9%	0.0%	24.0%	48.7%
(Percentage components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the years ended December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024

Net premiums earned	$187,126,722	$128,497,920
Ceding commission revenue	15,674,971	18,837,946
Other income	610,212	549,967

Loss and loss adjustment expenses (1)	84,265,722	62,634,716

Acquisition costs and other underwriting expenses:
Commission expense	40,726,801	33,929,333
Other underwriting expenses	31,718,770	25,692,727
Total acquisition costs and other underwriting expenses	72,445,571	59,622,060

Underwriting income	$46,700,612	$25,629,057

Key Measures:
Net loss ratio excluding the effect of catastrophes(2)	43.8%	46.8%
Effect of catastrophe loss on net loss ratio (1)(2)	1.2%	1.9%
Net loss ratio	45.0%	48.7%

Net underwriting expense ratio excluding the effect of catastrophes(2)	30.0%	31.3%
Effect of catastrophe loss on net underwriting expense ratio(2)	0.0%	0.0%
Net underwriting expense ratio	30.0%	31.3%

Net combined ratio excluding the effect of catastrophes(2)	73.8%	78.1%
Effect of catastrophe loss on net combined ratio (1)(2)	1.2%	1.9%
Net combined ratio	75.0%	80.0%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other underwriting expenses	$72,445,571	$59,622,060
Less: Ceding commission revenue	(15,674,971)	(18,837,946)
Less: Other income	(610,212)	(549,967)
	$56,160,388	$40,234,147

Net earned premium	$187,126,722	$128,497,920

Net Underwriting Expense Ratio	30.0%	31.3%
(1)For the years ended December 31, 2025 and 2024, includes the sum of net catastrophe losses and loss adjustment expenses of $2,172,940 and $2,454,159, respectively.
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

Investments
Portfolio Summary
The following table presents a breakdown of the amortized cost, estimated fair value, and unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale as of December 31, 2025 and 2024:
Available-for-Sale Securities

	December 31, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,124	$10,066	$—	$—	$1,007,190	0.3%
Political subdivisions of States, Territories and Possessions	24,125,578	182,580	—	(2,534,725)	21,773,433	7.5%
Corporate and other bonds Industrial and miscellaneous	131,958,643	567,410	(118,901)	(2,540,470)	129,866,682	44.9%
Residential mortgage and other asset backed securities (1) (2)	139,656,710	1,273,816	(62,968)	(4,477,673)	136,389,885	47.2%
Total fixed-maturity securities	$296,738,055	$2,033,872	$(181,869)	$(9,552,868)	$289,037,190	100.0%

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Political subdivisions of States, Territories and Possessions	$24,271,177	$—	$(73,589)	$(3,324,491)	$20,873,097	11.2%
Corporate and other bonds Industrial and miscellaneous	112,507,436	—	(1,024,461)	(4,690,597)	106,792,378	57.1%
Residential mortgage and other asset backed securities (1) (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	31.7%
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	100.0%

(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024. KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of December 31, 2025 and December 31, 2024, the amount of required collateral was approximately $3,616,000 and $5,308,000, respectively. As of December 31, 2025 and December 31, 2024, the estimated fair value of the eligible collateral was approximately $3,616,000 and $5,308,000 respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 9 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2025, the estimated fair value of the eligible investments was approximately $9,598,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2025 and December 31, 2024 there was no outstanding balance on the FHLBNY credit line.
Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of December 31, 2025 and 2024:

	December 31, 2025
Category	Cost	Gross Gains	Gross Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$—	$(2,765,627)	$6,984,695	69.5%
Fixed income exchange traded funds	3,711,232	—	(724,432)	2,986,800	29.7%
FHLBNY common stock	85,100	—	—	85,100	0.8%
Total	$13,546,654	$—	$(3,490,059)	$10,056,595	100.0%

	December 31, 2024
Category	Cost	Gross Gains	Gross Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$—	$(2,422,617)	$7,327,705	71.2%
Fixed income exchange traded funds	3,711,232	—	(808,432)	2,902,800	28.2%
FHLBNY common stock	66,000	—	—	66,000	0.6%
Total	$13,527,554	$—	$(3,231,049)	$10,296,505	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,565,338	$4,552,378	$1,987,040	$2,393,616	$4,380,656
Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of December 31, 2025 and 2024:

	December 31, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,490	$—	$(3,070)	$(22,083)	$1,204,337	23.4%
Exchange traded debt	304,111	—	—	(62,111)	242,000	4.7%
Corporate and other bonds
Industrial and miscellaneous	4,508,747	—	—	(817,817)	3,690,930	71.8%
Total	$6,042,348	$—	$(3,070)	$(902,011)	$5,137,267	100.0%

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,170	$—	$(39,630)	$(15,990)	$1,173,550	19.7%
Political subdivisions of States,
Territories and Possessions	499,719	—	(654)	—	499,065	8.4%
Exchange traded debt	304,111	—	—	(55,611)	248,500	4.2%
Corporate and other bonds
Industrial and miscellaneous	5,014,342	—	—	(976,192)	4,038,150	67.8%
Total	$7,047,342	$—	$(40,284)	$(1,047,793)	$5,959,265	100.0%
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and estimated fair value of our investments in held-to-maturity securities by contractual maturity as of December 31, 2025 and 2024 is shown below:

	December 31, 2025		December 31, 2024
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$—	$—	$499,719	$499,065
One to five years	2,063,366	2,029,462	622,375	600,288
Five to ten years	—	—	1,427,579	1,323,600
More than 10 years	3,978,982	3,107,805	4,497,669	3,536,312
Total	$6,042,348	$5,137,267	$7,047,342	$5,959,265

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of December 31, 2025 and 2024 as rated by Standard and Poor’s (or, if unavailable from Standard and Poor’s, then Moody’s, Fitch, or Kroll):

	December 31, 2025		December 31, 2024
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$1,007,198	0.3%	$—	0.0%

Corporate and municipal bonds
AAA	3,388,595	1.2%	3,232,352	1.7%
AA	18,728,005	6.5%	22,844,557	12.2%
A	72,631,685	25.1%	61,528,377	32.9%
BBB+	29,128,976	10.1%	20,827,660	11.1%
BBB	24,203,080	8.4%	13,933,733	7.5%
BBB-	1,958,225	0.7%	1,953,596	1.0%
BB	—	—%	991,550	0.5%
Total corporate and municipal bonds	150,038,566	52.0%	125,311,825	66.9%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	50,779,398	17.6%	15,961,257	8.5%
AA	64,073,127	22.2%	34,893,057	18.7%
A	22,403,831	7.8%	9,927,371	5.3%
CCC	422,903	0.1%	372,787	0.2%
CC	—	0.0%	82,696	0.0%
Non rated	312,167	0.1%	344,445	0.2%
Total residential mortgage backed, asset backed,
and other collateralized obligations	137,991,426	47.8%	61,581,613	32.9%

Total	$289,037,190	100.0%	$186,893,438	100.0%

The table below details the average yield by type of fixed-maturity security as of December 31, 2025 and 2024:

Category	December 31, 2025	December 31, 2024
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.84%	3.62%

Political subdivisions of States, Territories and Possessions	3.69%	3.85%

Corporate and other bonds Industrial and miscellaneous	4.19%	3.86%

Residential mortgage backed securities	4.44%	3.31%

Total	4.27%	3.68%
The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Weighted average effective maturity	11.2	7.6

Weighted average final maturity	15.0	11.0

Effective duration	4.4	3.9
Fair Value Consideration
As disclosed in Note 4 to the consolidated financial statements, with respect to “Fair Value Measurements,” we define fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of December 31, 2025 and 2024, 47% and 59%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.
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
The primary source of cash flow for the Holding Company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the Year Ended 2025, KICO paid dividends of $7,950,000 to the Holding Company. As of December 31, 2025, the maximum dividends that KICO can pay to us is restricted to the lesser of 10% of statutory surplus as shown by its last statement on file with DFS, or 100% of net investment income of the preceding 36 months reduced by dividends paid during such period. As of December 31, 2025, the maximum allowable dividend that KICO may pay to KINS was $1,969,796 without DFS approval.
KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is September 30, 2025. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. The maximum allowable advance as of December 31, 2025, based on the net admitted assets as of September 30, 2025, was approximately $16,873,000. Available collateral as of December 31, 2025 was approximately $9,598,000. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the years ended December 31, 2025 and 2024.
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
In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we initially had the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, we filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the year ended December 31, 2025, we sold 612,999 shares of our Common Stock at a weighted average price of $16.00 per share and raised $9,464,323 in net proceeds under the ATM program. As of December 31, 2025, we had remaining capacity to sell up to an additional $15,945,937 of our Common Stock under the ATM program.
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
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Years ended December 31,	2025	2024

Cash flows provided by (used in):
Operating activities	$75,859,517	$57,947,771
Investing activities	(92,856,302)	(35,261,441)
Financing activities	506,074	(2,993,887)
Net (decrease) increase in cash and cash equivalents	(16,490,711)	19,692,443
Cash and cash equivalents, beginning of period	28,669,441	28,669,441
Cash and cash equivalents, end of period	$12,178,730	$28,669,441
Net cash provided by operating activities was $75,860,000 in the Year Ended 2025 as compared to $57,948,000 provided by operating activities in the Year Ended 2024. The $17,912,000 increase in cash flows provided by operating activities in the Year Ended 2025 as compared to the Year Ended 2024 was primarily the result of an increase in net income (adjusted for non-cash items) of $16,190,000 and cash provided from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $92,856,000 in the Year Ended 2025 compared to $35,261,000 used in investing activities in the Year Ended 2024 resulting in a $57,595,000 increase in net cash used in investing activities. In the Year Ended 2025 we had net cash used by our investment portfolio of $93,649,000, compared to $32,924,000 used in the Year Ended 2024. In the Year Ended 2025 one of our subsidiaries received gross proceeds of $3,600,000 from the sale of real estate that was used as our headquarters building.
Net cash provided by financing activities was $506,000 in the Year Ended 2025 compared to $2,994,000 used in the Year Ended 2024. In the Year Ended 2025, we received net proceeds of $9,470,000 from our ATM offering. This amount was offset primarily by principal payments of $5,950,000 on our 2024 Notes, $1,223,000 on our equipment financing debt in connection with KICO’s sale-leaseback transaction, $562,000 for withholding taxes paid on vested restricted stock awards and the exercise of stock options, and shareholder dividend payments of $1,414,000. The principal payments on the 2024 Notes were made by using a portion of the net proceeds from our ATM offering. Net cash used in financing activities in the Year Ended 2024 were primarily principal payments of $5,000,000 on our 2022 Notes, $9,000,000 on our 2024 Notes, and $1,154,000 principal payments on our equipment financing debt. The principal payments in the Year Ended 2024 on the 2024 Notes were made by using a portion of the $13,611,000 net proceeds from our ATM offering.
Reinsurance
The following table provides summary information with respect to each reinsurer that accounted for more than 10% of our reinsurance recoverables on paid and unpaid losses and loss adjustment expenses as of December 31, 2025:

($ in thousands)	A.M. Best Rating	Amount Recoverable as of December 31, 2025
Swiss Reinsurance America Corporation	A+	$9,658,000	26.8%
Hanover Rueck SE	A+	12,373,000	34.3%
Lancashire Insurance Company Limited	A	7,040,000	19.5%
		29,071,000	80.6%
Others (1)		6,989,000	19.4%
Total		$36,060,000	100.0%
(1)Of $6,989,000 reinsurance recoverables included in Others at December 31, 2025, $384,000 was guaranteed by irrevocable letters of credit.
Effective January 1, 2024, we entered into a 27% quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, we entered into a new 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon the expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business (written in all states except California for which we entered into a new 30% quota share reinsurance treaty) covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”).
Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2025 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2025 (as discussed below).The new catastrophe reinsurance treaties includes the issuance of a $125,000,000 catastrophe bond ("Series 2025-1 Notes"). The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing us with $125,000,000 of collateralized reinsurance protection. The Series 2025-1 Notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-

occurrence basis. The Series 2025-1 Notes, which were structured and placed by Aon Securities LLC, will cover four annual risk periods from July 1, 2025, through June 30, 2029.
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

	Treaty Period
	2026/2027 Treaty		2025/2026 Treaty		2024/2025 Treaty
Line of Business	July 1, 2026 to January 1, 2027	January 2, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	5%	5%	16%	16%	27%	27%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	$950,000	$950,000	$840,000	$840,000	$730,000	$730,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2027	January 1, 2027	January 1, 2026	January 1, 2026	January 1, 2025	January 1, 2025
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$(5)	$8,250,000	$8,250,000	$8,400,000	$8,400,000	$8,400,000
		in excess of	in excess of	in excess of	in excess of	in excess of
		$750,000	$750,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$50,000	$8,175,000	$8,285,000	$8,360,000	$8,470,000	$8,470,000
Losses per occurrence
subject to reinsurance
coverage (5)	$1,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(5)	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025	June 30, 2024

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	(5)	$5,500,000	$5,000,000	$4,250,000	$4,750,000	$9,500,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	(5)	$434,500,000	$435,000,000	$275,000,000	$275,000,000	$315,000,000

Reinstatement premium
protection (3)	(5)	Yes	Yes	Yes	Yes	Yes
(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2026.

(2)Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on 80% of the first layer of $5,000,000 in excess of $5,000,000, and one occurrence on 52% of the top layer of $240,000,000 in excess of $200,000,000, which is covered under the catastrophe bond. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone, except for winter storm coverage, which is covered under a specific declared catastrophe event.
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
(4)For the period January 1, 2024 through June 30, 2025, the Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty. For the period July 1, 2025 through June 30, 2026, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Increased retention to $715,000 from $640,000 under the 2025/2026 Treaty, and increased retention to $825,000 under the 2026/2027 Treaty. (see note 5 below).
(5)Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30,2026, with none of these coverages to be in effect during the period from July 1 2026 through January 1, 2027. If and when these treaties are renewed on July 1, 2026 the excess of loss and facultative facility, underlying excess of loss treaty, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2026 through January 1, 2027 is currently only covered under the 2026/2027 Treaty. The 2026/2027 Treaty will expire on January 1, 2027.
(6)For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2026/2027 Treaty, there is no exclusion for catastrophe events.
(7)Plus losses in excess of catastrophe coverage.
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Retention for winter storms is $4,800,000 under the 2024/2025 Treaty, $5,200,000 under the 2025/2026 Treaty from January 1, 2025 through April 30, 2025, $3,900,000 from October 15, 2025 through January 1, 2026, the expiration date of the 2025/2026 Treaty, and $5,000,000 under the 2026/2027 Treaty through April 30, 2026,

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
The Year Ended 2025 economic inflation tempered compared to 2024 and 2023, which resulted in a sustained increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities.
Non-GAAP Financial Measures
Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP.
The following table reconciles GAAP net premiums earned to net written premiums and direct written premiums for the periods presented:

	Years Ended December 31,
	2025	2024

GAAP net premiums earned	$187,126,722	$128,497,920
Change in unearned premiums	26,592,344	25,731,945
Net written premiums	213,719,066	154,229,865
Ceded written premiums	64,081,564	87,750,072
Direct written premiums	$277,800,630	$241,979,937

The following table reconciles the GAAP net loss ratio to the net loss ratio excluding the effect of catastrophes and to the underlying loss ratio for the periods presented:

	Years ended December 31,
	2025	2024

GAAP net loss ratio	45.0%	48.7%
Effect of catastrophes	1.2%	1.9%
Net loss ratio excluding the effect of catastrophes	43.8%	46.8%
Effect of prior year reserve development	(0.6%)	(1.4%)
Underlying loss ratio	44.4%	48.2%

The following table reconciles the GAAP net loss ratio to the net loss ratio excluding commercial lines business for the periods presented:

	Years ended December 31,
	2025	2024

GAAP net loss ratio	45.0%	48.7%
Effect of commercial lines business	1.1%	1.8%
Net loss ratio excluding the effect of commercial lines business	43.9%	46.9%

The following table reconciles GAAP net income to net income from insurance underwriting business on a standalone basis for the periods presented:

	Years ended December 31,
	2025	2024

GAAP net income	$40,767,128	$18,358,436
Holding company operations	(3,068,270)	(5,223,419)
Net income from insurance underwriting business on a standalone basis	$43,835,398	$23,581,855

The following table reconciles the GAAP net loss ratio, GAAP net underwriting expense ratio, and GAAP net combined ratio to the net loss ratio excluding the effect of catastrophes, net underwriting expense ratio excluding the effect of catastrophes, and net combined ratio excluding the effect of catastrophes for the periods presented:

	Years ended December 31,
	2025	2024

GAAP net loss ratio	45.0%	48.7%
Effect of catastrophes	1.2%	1.9%
Net loss ratio excluding the effect of catastrophes	43.8%	46.8%

GAAP net underwriting expense ratio	30.0%	31.3%
Effect of catastrophes	0.0%	0.0%
Net underwriting expense ratio excluding the effect of catastrophes	30.0%	31.3%

GAAP net combined ratio	75.0%	80.0%
Effect of catastrophes	1.2%	1.9%
Net combined ratio excluding the effect of catastrophes	73.8%	78.1%

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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected Homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, was approved by the New York Department of Financial Services. The Withdrawal Plan enabled KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected Homeowners policyholders with effective dates that started in the third quarter of 2025. In March 2026, we announced that we intend to expand into new markets, starting with California in the second quarter of 2026. See “Forward-Looking Statements” before Part I, Item 1.
During the first quarter of 2026, winter weather in the Northeast United States has been more severe than recent winters with losses incurred from seven catastrophe events during the months of January and February 2026. The 2026 guidance disclosed in our Form 8-K filing on March 5, 2026, assumes higher-than-average catastrophe losses in the first quarter and full year of 2026.
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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2025. We maintain a system of disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act that are designed to assure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Based upon this evaluation, our Chief Executive Officer and Chief Financial Office concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness described below in the Management’s Annual Report on Internal Control over Financial Reporting.
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
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that, as of December 31, 2025, our internal control over financial reporting contains a material weakness due to the lack of receiving a Service Organization Control (SOC) 1 Type 2 report for our insurance premium quoting platform system and our general ledger system. Therefore, we cannot rely on the controls within these systems, including automated and manual process level controls, and remaining information technology general controls, that are dependent upon the information derived from such systems. We are working with the vendors of these two systems to obtain the appropriate SOC reports in 2026. Our management concluded that all other internal controls over financial reporting were effective as of December 31, 2025.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

CBIZ CPAs P.C., an independent registered public accounting firm, which audited the Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an adverse attestation report on the effectiveness of internal control over financial reporting as of December 31, 2025, as stated in their report which is included in the report that follows.
Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Stockholders and Board of Directors of
Kingstone Companies, Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Kingstone Companies, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, because of the effect of the material weakness described in the subsequent paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2025, based on criteria established in COSO.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified and included in “Management’s Annual Report on Internal Control over Financial Reporting”:

The Company identified a material weakness in internal control over financial reporting due to the lack of receiving a Service Organization Control ("SOC") 1 Type 2 report for their insurance premium quoting platform system and their general ledger system. Therefore, management cannot rely on the controls within these systems, including automated and manual process level controls, and remaining information technology general controls, that are dependent upon the information derived from such systems.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2025 financial statements and this report does not affect our report dated March 16, 2026 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet as of December 31, 2025 and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows and the related notes (collectively referred to as the “financial statements”) for the year ended December 31, 2025 of the Company, and our report dated March 16, 2026 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.
Hartford, CT
March 16, 2026

ITEM 9B. OTHER INFORMATION.
None.
ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers and Directors
The following table sets forth the positions and offices presently held by each of our current directors and executive officers and their ages:

Name:	Age:	Positions and Offices Held:
Meryl S. Golden	66	Chief Executive Officer, President and Director
Thomas Newgarden	58	Non-Executive Chairman of the Board and Director
Randy L. Patten	51	Vice President, Chief Financial Officer and Treasurer
Sarah (Minlei) Chen	43	Senior Vice President, Chief Actuary and Head of Product Management, Kingstone Insurance Company
David Fernandez	59	Senior Vice President and Chief Claims Officer, Kingstone Insurance Company
Floyd R. Tupper	71	Secretary and Director
William L. Yankus	66	Director
Manmohan Singh	53	Director
Pranav Pasricha	52	Director
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
Thomas Newgarden
Mr. Newgarden, who has served as our Non-Executive Chairman of the Board since September 2024, is an analytics driven insurance executive with over 30 years’ experience in the property and casualty personal lines insurance industry. He played an instrumental role in the acquisition and rehabilitation of National General Insurance (formerly GMAC Insurance). This included serving from 2010 to 2022 as Executive Vice President, Chief Underwriting Officer, Chief Product and Analytics Officer and Chief Business Development Officer, and President of National General Preferred, culminating in the successful sale of the company to Allstate Insurance. Prior to National General, Mr. Newgarden was Vice President and Chief Underwriting Officer at Plymouth Rock Insurance from 2009 to 2011 and Senior Vice President of Personal Lines at Safeco Insurance from 2008 to 2009. He also was a key partner in the development of AIG Private Client Group, last serving from 2006 to 2008 as its Senior Vice President, Chief Underwriting Officer. Since leaving Allstate in 2022, Mr. Newgarden has primarily worked as a consultant and advisor to insurance carriers and other insurance entities. He received his B.A. degree in Economics from Binghamton University. Mr. Newgarden has served as one of our directors since June 2024 and has served as Chair of our Risk Committee since June 2025. We believe that Mr. Newgarden’s extensive executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.
Randy L. Patten
Mr. Patten has over 28 years of leadership experience in the insurance industry. He previously served as Vice President, Chief Accounting Officer and Treasurer at NEXT Insurance, Inc. (“NEXT”), a property and casualty insurer.

Prior to NEXT, Mr. Patten spent approximately ten years at United Fire Group, Inc. (Nasdaq: UFCS), a property and casualty insurer and reinsurer, where he held a progression of senior finance roles, including Interim Co-Chief Financial Officer, Controller, and Director of Investor Relations. Earlier in his career, Mr. Patten spent 15 years at Transamerica Life Insurance Company/AEGON USA (NYSE: AEG), holding a variety of financial positions and responsibilities. Mr. Patten received a B.A. degree in Accounting and Business Management-Finance from Central College. He holds a designation from The Institutes as a Chartered Property Casualty Underwriter.
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
David Fernandez
Mr. Fernandez has served as KICO's Senior Vice President and Chief Claims Officer since November 2023. He has over 25 years of insurance experience leading claims strategy and execution. Most recently, Mr. Fernandez was Vice President of Claims for Point32Health. Previously, he held senior claims positions at Progressive and Liberty Mutual. Mr. Fernandez also served as Vice President of Claims Digital Transformation at Unum. Mr. Fernandez received a B.A. degree from Colby College and an M.B.A. from Babson College. He holds designations from The Institutes as a Chartered Property Casualty Underwriter and Associate in Risk Management.
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
William L. Yankus
Mr. Yankus brings to the Board over 30 years’ experience in the insurance industry. Since September 2015, Mr. Yankus has provided insurance-related consulting services through Pheasant Hill Advisors, LLC. From 2011 to 2015, he was Managing Director – Investment Banking at Stern Agee where he focused on small and mid-sized insurers. Mr. Yankus served as Managing Director-Insurance Research at Fox-Pitt, Kelton from 1993 to 2009 and then as Head of Insurance Research at its successor, Macquerie, from 2009 to 2010. Mr. Yankus served as Vice President, Insurance Research at Conning & Company from 1985 to 1993. He completed the CFA program in 1989 and passed the CT uniform CPA exam in 1984. Mr. Yankus serves as a member of the Board of Directors of Jet.AI, Inc. (Nasdaq: JTAI), an innovative private aviation and artificial intelligence company. He has served as one of our directors since March 2016, has served as Chair of our Compensation Committee from April 2017 to March 2023 and since June 2025, served as Chair of our Compensation and Finance Committee from March 2023 to June 2025 and served as Chair of our Investment Committee from February 2020 to August 2021. Mr. Yankus received his B.A. degree in Economics and Accounting from The College of the Holy Cross. We believe that Mr. Yankus’ executive level experience in the insurance industry gives him the qualifications and skills to serve as one of our directors.
Manmohan Singh
Mr. Singh is the Group Chief Financial Officer and Head of Corporate Development for Angel Oak Companies, overseeing financial operations, including accounting and treasury, for all of Angel Oak’s subsidiaries. He is also a member of the Angel Oak Enterprise Risk Management Committee. Previously, Mr. Singh was a Director in the Insurance

Investment Banking team at New York-based Sandler O’Neill & Partners, which was an investment bank specializing in financial institutions that merged with Piper Jaffray Companies to form Piper Sandler Companies. During his 12 years with Sandler O’Neill, Mr. Singh worked extensively in the insurance sector, advising them on capital raising and merger and acquisition related matters. Mr. Singh has been involved with several key merger and acquisition transactions, including those involving private equity buyers and alternative asset managers making forays into the life and annuity sector. Mr. Singh holds a Master of Business Administration degree from the Indiana University Kelley School of Business, a Master of Science degree in Finance from the Department of Financial Studies at the University of Delhi, and a Bachelor of Engineering degree from Deenbandhu Chhotu Ram University of Science and Technology in India. Mr. Singh has served as one of our directors since April 2024. He was appointed pursuant to the provisions of the Note and Warrant Exchange Agreement, dated as of December 9, 2022, between the Company and the purchaser signatories thereto (the “Exchange Agreement”), whereby the holders of a majority of the aggregate principal amount of the promissory notes issued pursuant to the Exchange Agreement (the “Notes”) were granted the right to nominate one person to serve as a member of our Board of Directors. Such nomination right has ceased as the Notes are no longer outstanding. Mr. Singh has served as Chair of our Investment and Capital Committee since June 2025. We believe that Mr. Singh’s extensive experience in insurance, financial operations and risk management gives him the qualifications and skills to serve as one of our directors.
Pranav Pasricha

Mr. Pasricha is an entrepreneurial leader with a track record in building insurance and technology companies. He has served in global executive roles at major reinsurance, insurance and insuretech companies. Mr. Pasricha has served since October 2023 as Chief Executive Officer of BluePond.Ai, a GenAi-based property and casualty insuretech company. Since August 2022, he has also served as Managing Partner of BluePond Capital, a family office incubating insuretech startups. From January to June 2023, Mr. Pasricha was Entrepreneur in Residence for Point 72 Hyperscale, a hedge fund and private equity investor. From August 2020 to December 2022, he served as Global Head, P&C Solutions for Swiss Re, a global reinsurance and insurance carrier. Mr. Pasricha served as Chief Executive Officer of IntellectSEEC, an insurance software company, from June 2014 to July 2020. He has served as one of our directors and Chair of our Nominating and Corporate Governance Committee since August 2025. Mr. Pasricha received his B.E. degree in Electronics and Communications from M.D. University, India and his M.B.A. from University of Otago, New Zealand. He also completed the Executive Program in Strategic IT from the Northwestern University Kellogg School of Management. We believe that Mr. Pasricha’s executive level experience in the insurance and reinsurance industries gives him the qualifications and skills to serve as one of our directors.
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
Audit Committee
The Audit Committee of the Board of Directors is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements. The members of the Audit Committee are Messrs. Tupper, (Chair), Newgarden and Yankus.
Audit Committee Financial Expert
Our Board of Directors has determined that Mr. Tupper qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. Mr. Tupper is an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The Nasdaq Stock Market.
Delinquent Section 16(a) Reports
Section 16 of the Exchange Act requires that reports of beneficial ownership of common stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons,” including directors, certain officers, holders of more than 10% of the outstanding common stock and certain trusts of which reporting persons are trustees. We are required to disclose in this Annual Report each reporting person whom we know to have failed to file any required reports under

Section 16 on a timely basis during the fiscal year ended December 31, 2025. To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 filed with the SEC and written representations that no other reports were required, during the fiscal year ended December 31, 2025, our officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them, except that Ms. Chen filed two Forms 4 late (each reporting one transaction) and Mr. Pasricha filed his Form 3 and one Form 4 late (reporting one transaction).
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
ITEM 11. EXECUTIVE COMPENSATION.
Summary Compensation Table
The following table sets forth certain information concerning the compensation for the fiscal years ended December 31, 2025 and 2024 for certain executive officers, including our Chief Executive Officer (collectively, the “Named Executive Officers”):

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)		Option Awards(1)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total

Meryl S. Golden	2025	$550,000	$687,500	$607,600	(3)	$-		$-	$26,000	(9)	$1,871,100
Chief Executive Officer and President	2024	$500,000	$496,358	$136,500	(4)	$-		$-	$25,800	(10)	$1,158,658

Sarah (Minlei) Chen	2025	$387,046	$145,642	$291,742	(5)	$-		$-	$14,000	(11)	$838,430
Chief Actuary and Senior Vice President, Kingstone Insurance Company	2024	$355,138	$166,609	$166,109	(6)	$12,400	(8)	$-	$7,838	(11)	$708,094

Randy L. Patten(2)	2025	$140,274	$253,103	$652,603	(7)	$-		$-	$-		$1,045,980
Vice President, Chief Financial Officer and Treasurer	2024	$-	$-	$-		$-		$-	$-		$-
____________
(1)Amounts reflect the aggregate grant date fair value of grants made in each respective fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our consolidated financial statements included in this Annual Report.
(2)Mr. Patten was elected Vice President, Chief Financial Officer and Treasurer on August 25, 2025.

(3)In January 2025, Ms. Golden was granted 40,000 shares of restricted common stock under our 2024 Equity Participation Plan (the "2024 Plan"). Such grant vested to the extent of 20,000 shares on the first anniversary of the date of grant and will vest to the extent of 20,000 shares on December 31, 2026, subject to acceleration under certain circumstances.
(4)In January 2024, Ms. Golden was granted 64,085 shares of restricted common stock under our Amended and Restated 2014 Equity Participation Plan (the "2014 Plan"). Such grant vested on the first anniversary of the date of grant.
(5)In June 2025, Ms. Chen was granted 10,000 shares of restricted common stock under the 2024 Plan. Such grant vested to the extent of one-third on the date of grant and will vest to the extent of one-third on each of the first and second anniversaries of the date of grant, subject to acceleration under certain circumstances. In addition, in March 2026, Ms. Chen was granted 8,624 shares of restricted common stock under the 2024 Plan in consideration of services rendered during 2025. Such grant vested to the extent of one-third on the date of grant and will vest to the extent of one-third on each of the first and second anniversaries of the date of grant, subject to acceleration under certain circumstances.
(6)In March 2025, Ms. Chen was granted 10,935 shares of restricted common stock under the 2024 Plan in consideration of services rendered during 2024. Such grant vested to the extent of one-third on each of the date of grant and the first anniversary of the date of grant and will vest to the extent of one-third on the second anniversary of the date of grant, subject to acceleration under certain circumstances.
(7)In August 2025, Mr. Patten was granted 43,290 shares of restricted common stock under the 2024 Plan. Such grant will vest to the extent of one-fourth on each of the first and second anniversaries of the date of grant and one-half on the third anniversary of the date of grant, subject to acceleration under certain circumstances. In addition, in March 2026, Mr. Patten was granted 3,126 shares of restricted common stock under the 2024 Plan in consideration of services rendered during 2025. Such grant vested to the extent of one-third on the date of grant and will vest to the extent of one-third on each of the first and second anniversaries of the date of grant, subject to acceleration under certain circumstances.
(8)In January 2024, Ms. Chen was granted an option for the purchase of 10,000 shares of common stock under the 2014 Plan. Such option vested to the extent of one-third on each of the first and second anniversaries of the date of grant and will vest to the extent of one-third on the third anniversary of the date of grant, subject to acceleration under certain circumstances.
(9)Represents employer matching contributions under our defined contribution plan of $14,000 and a car allowance of $12,000.
(10)Represents employer matching contributions under our defined contribution plan of $13,800 and a car allowance of $12,000.
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
Pursuant to the Second Amended Golden Employment Agreement, Ms. Golden was entitled to receive an annual base salary of $500,000 and an annual bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base salary. In addition, pursuant to the Second Amended Golden Employment Agreement, Ms. Golden received, under the terms of the 2014 Plan, a grant in each of January 2023 and January 2024 of a number of shares of restricted stock determined by dividing $136,500 by the fair market value of our common stock on the date of grant. The 2023 grant vested with respect to one-half of the award on the first anniversary of the grant date and one-half of the award on December 31, 2024. The 2024 grant vested on the first anniversary of the grant date.

Employment Agreement effective as of January 1, 2025

On April 15, 2024, we entered into a third amended and restated employment agreement with Ms. Golden, which took effect as of January 1, 2025 and expires on January 10, 2027 (the “Third Amended Golden Employment Agreement”).

Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (increased from $500,000 previously in effect) and an annual bonus equal to 3% of our consolidated income from operations before taxes, exclusive of our consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as previously in effect). Pursuant to the Third Amended Golden Employment Agreement (and as was provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by us without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued 3% bonus in the event of the termination of her employment following a change of control of our company (also as was provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden received a grant during each of January 2025 and January 2026 of 40,000 shares of restricted stock. The 2025 grant vested with respect to one-half of the award on the first anniversary of the grant date and will vest with respect to one-half of the award on December 31, 2026. The 2026 grant will vest on the first anniversary of the grant date.

See “Termination of Employment and Change-in-Control Arrangements – Meryl S. Golden” below for a discussion of the provisions of the Third Amended Golden Employment Agreement with regard to payments due and the acceleration of stock awards in the event of the termination of Ms. Golden’s employment under certain circumstances and/or in the event of a change in control.

Randy L. Patten

On July 23, 2025, we and Mr. Patten entered into an employment agreement which took effect as of August 25, 2025 and expires on August 25, 2028 (the "Patten Employment Agreement"). Pursuant to the Patten Employment Agreement, Mr. Patten is entitled to receive an annual salary of $400,000, a bonus target equal to 25% of his base salary (with a minimum guaranteed bonus for 2025 of $35,000) and a $200,000 sign-on bonus, which was paid on the effective date. Pursuant to the Patten Employment Agreement, in the event that Mr. Patten's employment is terminated by us without cause (whether or not following a change of control of our company) or he resigns for good reason (each as defined in the Patten Employment Agreement), Mr. Patten would be entitled to receive his base salary for the remainder of the term or 12 months, whichever is longer. In addition, pursuant to the Patten Employment Agreement, on the effective date, Mr. Patten received, pursuant to the 2024 Plan, 43,290 shares of restricted stock which will vest to the extent of one-fourth on each of the first and second anniversaries of the grant date and one-half on the third anniversary of the grant date.

See “Termination of Employment and Change-in-Control Arrangements – Randy L. Patten” below for a discussion of the provisions of the Patten Employment Agreement with regard to payments due and the acceleration of stock awards in the event of the termination of Mr. Patten’s employment under certain circumstances and/or in the event of a change in control.

Employee Bonus Plan

Sara (Minlei) Chen

Pursuant to our Employee Bonus Plan, Ms. Chen, as a member of our senior leadership team ("SLT"), is eligible to receive a cash bonus and shares of restricted common stock based upon the growth and underwriting profitability of our company.

Randy L. Patten

Pursuant to our Employee Bonus Plan, Mr. Patten, as a member of our SLT, is eligible to receive a cash bonus and shares of restricted common stock based upon the growth and underwriting profitability of our company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table sets forth certain information concerning exercisable and unexercisable stock options and unvested stock grants held by the above Named Executive Officers as of December 31, 2025:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares of Stock That Have Not Vested		Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested
Meryl S. Golden	-	-	$-	-	40,000	(1)	$673,200	$-	$-

Sarah (Minlei) Chen	-	10,000	$2.25	1/5/29	13,956	(2)	$234,879	$-	$-

Randy L. Patten	-	-	$-	-	43,290	(3)	$728,571	$-	$-
________________________
(1)Such shares vested to the extent of 20,000 shares on January 2, 2026 and will vest to the extent of 20,000 shares on December 31, 2026, subject to acceleration under certain circumstances.

(2)Such shares vested to the extent of 3,645 shares on March 3, 2026 and will vest to the extent of 3,333 shares on June 18, 2026, 3,645 shares on March 3, 2027 and 3,333 shares on June 18, 2027, subject to acceleration under certain circumstances.
(3)Such shares will vest to the extent of 10,823 shares on August 25, 2026, 10,822 shares on August 25, 2027 and 21,645 shares on August 25, 2028, subject to acceleration under certain circumstances.

Termination of Employment and Change-in-Control Arrangements
Meryl S. Golden
Pursuant to the Third Amended Golden Employment Agreement, in the event that Ms. Golden’s employment is terminated by us without cause, or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her annual base salary for the remainder of the term or for twelve months, whichever is later. In addition, pursuant to the 2024 Plan, in the event of a termination of employment due to the death or disability of Ms. Golden, the stock grants scheduled to vest on the next vesting date following such event shall vest under certain circumstances notwithstanding such event. Further, in the event that Ms. Golden’s employment is terminated by us without cause, or she resigns for good reason, Ms. Golden’s granted but unvested restricted stock awards will vest.
Ms. Golden would be entitled to receive, under certain circumstances, a payment equal to 1.5 times her then annual base salary and her accrued bonus in the event of the termination of her employment within eighteen months following a change in control of our company. In addition, pursuant to the 2024 Plan, Ms. Golden’s outstanding restricted stock awards will vest in the event of a change of control of our company.
Sarah (Minlei) Chen
Pursuant to the 2024 Plan, in the event of a termination of employment due to the death or disability of Ms. Chen, the stock grants scheduled to vest on the next vesting date following such event shall vest under certain circumstances notwithstanding such event. In addition, pursuant to the 2024 Plan, Ms. Chen’s outstanding restricted stock awards will vest in the event of a change of control of our company.

Randy L. Patten

Pursuant to the Patten Employment Agreement, in the event that Mr. Patten’s employment is terminated by us without cause (whether or not following a change of control of our company), or he resigns for good reason (each as defined in the Patten Employment Agreement), Mr. Patten would be entitled to receive his annual base salary for the remainder of the term or for twelve months, whichever is longer.
Pursuant to the 2024 Plan, in the event of a termination of employment due to the death or disability of Mr. Patten, the stock grant scheduled to vest on the next vesting date following such event shall vest under certain circumstances notwithstanding such event. In addition, pursuant to the 2024 Plan, Mr. Patten’s outstanding restricted stock awards will vest in the event of a change of control of our company.
Compensation of Directors
The following table sets forth certain information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2025:
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards(1)	Total

Thomas Newgarden	$182,500	$53,000	$235,500
Floyd R. Tupper	$75,000	$53,000	$128,000
William L. Yankus	$67,500	$53,000	$120,500
Manmohan Singh	$57,500	$53,000	$110,500
Pranav Pasricha	$26,119	$21,350	$47,469
Timothy P. McFadden(2)	$37,489	$53,000	$90,489
Carla A. D'Andre(2)	$38,985	$53,000	$91,985
(1)Amounts reflect the aggregate grant date fair value of grants made in the fiscal year computed in accordance with stock-based accounting rules (FASB ASC Topic 718-Stock Compensation), excluding the effect of estimated forfeitures. Assumptions used in the calculations of these amounts are included in Note 12 to our consolidated financial statements included in this Annual Report.
(2)Served as a director until August 6, 2025.
The aggregate number of unvested restricted stock awards outstanding as of fiscal year end for each non-employee director is as follows:

Name	Unvested Restricted Stock Awards (#)

Thomas Newgarden	3,489
Floyd R. Tupper	3,489
William L. Yankus	3,489
Manmohan Singh	3,489
Pranav Pasricha	1,536
Timothy P. McFadden(1)	-
Carla A. D'Andre(1)	-

(1)    Served as director until August 6, 2025.
Our non-employee directors are entitled to receive annual compensation for their services as directors as follows:
•$50,000;
•an additional $125,000 for service as Non-Executive Chairman of the Board, an additional $25,000 for service as Audit Committee chair, and an additional $15,000 for service as chair of other committees; and
•$53,000 of our common stock determined by the closing stock price on the first business day of the year, which vest on the first anniversary of the grant date.

Equity Award Grant Practices

The equity awards for Ms. Golden and Mr. Patten are set out in the Third Amended Golden Employment Agreement and the Patten Employment Agreement, respectively. Equity awards for the other Named Executive Officer[s] are discretionary and are generally granted to them in February or March each year pursuant to our Employee Bonus Plan which provides for the grant of restricted common stock based upon our growth and underwriting profitability in the prior fiscal year. In certain circumstances, including the hiring or promotion of an officer, the Compensation Committee may approve grants to be effective at other times. The Compensation Committee did not take material nonpublic information into account when determining the timing and terms of equity awards in 2025, and we do not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Security Ownership
The following table sets forth certain information as of March 10, 2026, regarding the beneficial ownership of our shares of common stock by (i) each person who we believe to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each present director, (iii) each Named Executive Officer and (iv) all of our present executive officers and directors as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Approximate Percent of Class

Meryl S. Golden	226,675	(1)	1.6%

Floyd R. Tupper	155,207	(2)	1.1%

William L. Yankus	95,323		*

Thomas Newgarden	51,715		*

Manmohan Singh	12,217		*

Pranav Pasricha	1,536		*

Sarah (Minlei) Chen	27,059		*

Randy L. Patten	607		*

Barry B. Goldstein PO Box 450 Hewlett, NY 11557	918,780	(3)	6.3%

Gregory Fortunoff 49 West 37th Street New York, NY 10018	848,650	(4)	5.9%

BlackRock, Inc. 50 Hudson Yards New York, NY 10001	776,258	(5)	5.4%

All executive officers and directors as a group (9 persons)	588,053	(1)(2)(6)	4.1%
*Less than 1%.
(1)Includes 25,000 shares held in a retirement trust for the benefit of Ms. Golden. The inclusion of the shares owned by the retirement trust shall not be construed as an admission that Ms. Golden is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.

(2)Includes (i) 32,395 shares owned by Mr. Tupper’s wife, (ii) 6,675 shares held in a retirement trust for the benefit of Mr. Tupper and (iii) 810 shares held in a retirement trust for the benefit of Mr. Tupper’s wife. Mr. Tupper has sole voting and dispositive power over 122,002 shares of common stock and shared voting and dispositive power over 33,205 shares of common stock. The inclusion of the shares owned by Mr. Tupper’s wife and the retirement trusts for the benefit of Mr. Tupper and his wife shall not be construed as an admission that Mr. Tupper is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.
(3)The information regarding Mr. Goldstein is based solely on publicly available information filed with the SEC. Includes (i) 73,168 shares of common stock owned by Mr. Goldstein’s wife and (ii) 15,000 shares held in a retirement trust for the benefit of Mr. Goldstein. Mr. Goldstein has sole voting and dispositive power over 845,612 shares of common stock and shared voting and dispositive power over 73,168 shares of common stock. The inclusion of the shares owned by Mr. Goldstein’s wife and the retirement trust shall not be construed as an admission that Mr. Goldstein is, for purposes of Section 13(d) or 13(g) of the Exchange Act, the beneficial owner of such shares.
(4)The information regarding Gregory Fortunoff is based solely on Schedule 13D filed by him with the SEC on March 12, 2026 (the "Fortunoff 13D"). According to the Fortunoff 13D, Mr. Fortunoff has sole voting and dispositive power over 792,150 shares of common stock and shared voting and dispositive power over 56,500 shares of common stock. In addition, according to the Fortunoff 13D, the 848,650 shares of common stock beneficially owned by Mr. Fortunoff include shares owned by Mr. Fortunoff directly, shares beneficially owned by his wife and children, shares beneficially owned by 60 Squared LLC, which Mr. Fortunoff may be deemed to beneficially own as a manager of 60 Squared LLC, and shares underlying call options which are currently exercisable. Mr. Forunoff disclaims beneficial ownership of the securities that he does not directly own. The Fortunoff 13D also indicates that Scott Fortunoff has sole voting and dispositive power over 184,160 shares of common stock and shared voting and dispositive power over 56,500 shares of common stock. In addition, according to the Fortunoff 13D, the 240,660 shares of common stock beneficially owned by Scott Fortunoff include shares held directly by him, shares held by his wife, shares held in certain trusts for the benefit of his children and for which he serves as trustee and shares beneficially owned by 60 Squared LLC, which he may be deemed to beneficially own as a manager of 60 Squared LLC. He disclaims beneficial ownership of the securities that he does not directly own.
(5)The information regarding BlackRock, Inc. is based solely on Schedule 13G filed by it with the SEC on October 17, 2025. According to such Schedule 13G, (i) in accordance with SEC Release No. 34-39538 (January 12, 1998), the Schedule 13G reflects the securities beneficially owned, or deemed to be beneficially owned, by certain business units (collectively, the "Reporting Business Units") of BlackRock, Inc. and its subsidiaries and affiliates. It does not include securities, if any, beneficially owned by other business units whose beneficial ownership of securities are disaggregated from that of the Reporting Business Units in accordance with such release; and (ii) various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the common stock and no one person's interest in the common stock is more than 5% of the total outstanding common shares.
(6)Includes 6,667 shares issuable upon exercise of currently exercisable options.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information as of December 31, 2025, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance, aggregated as follows:
•All compensation plans previously approved by security holders; and
•All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	199,991	$2.25	1,166,506	(1)

Equity compensation plans not approved by security holders	-	$-	-

Total	199,991	$2.25	1,166,506	(1)
(1)Includes 223,288 shares reserved for issuance pursuant to unvested restricted stock grants.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Director Independence
Board of Directors
Our Board of Directors is currently comprised of Meryl S. Golden, Thomas Newgarden, Floyd R. Tupper, William L. Yankus, Manmohan Singh and Pranav Pasricha. Our board of directors has determined that each of Messrs. Newgarden, Tupper, Yankus, Singh and Pasricha is independent under applicable Nasdaq listing standards and federal securities rules and regulations.
Audit Committee
The members of our Board’s Audit Committee currently are Messrs. Tupper (Chair), Newgarden and Yankus, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence of Audit Committee members.
Nominating and Corporate Governance Committee
The members of our Board’s Nominating and Corporate Governance Committee currently are Mr. Pasricha (Chair) and Messrs. Tupper and Singh, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.
Compensation Committee
The members of our Board’s Compensation Committee currently are Messrs. Yankus (Chair), Newgarden, Tupper and Singh, each of whom is independent under applicable Nasdaq listing standards and federal securities rules and regulations on independence.
Related Party Transactions
A related person transaction is defined as any transaction or series of transactions with us in which any related person had, has, or will have a direct or indirect material interest and the amount involved exceeds $120,000. We evaluate and monitor all related party transactions. We do not consider director compensation, as disclosed in Part III, Item 11 of this Form 10-K to be a related party transaction. We did not have any related party transactions during the fiscal years ended December 31, 2025 and 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The following is a summary of the fees billed to us by CBIZ CPAs P.C. and Marcum LLP, our independent registered public accounting firms, for professional services rendered for the fiscal years ended December 31, 2025 and 2024, respectively.

Fee Category	Fiscal 2025 Fees CBIZ CPAs P.C.	Fiscal 2024 Fees Marcum LLP
Audit Fees(1)	$802,298	$428,995
Tax Fees(2)	$-	$-
Audit-Related Fees(3)	$-	$-
All Other Fees(4)	$-	$-
	$802,298	$428,995
(1)Audit Fees consist of fees and expenses billed for services rendered for the audit of our consolidated financial statements and review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q. Fees in 2024 also include services rendered in connection with the filing of Forms S-3 and S-8, comfort letter, and billings for services rendered with regard to statutory audit filing of KICO. Fees in 2025 also include audit of internal control over financial of the Company and the statutory audit filing of KICO by CBIZ CPAs P.C.
(2)Neither Marcum LLP nor CBIZ CPAs P.C. provided any tax services during the fiscal years.
(3)Neither Marcum LLP nor CBIZ CPAs P.C. provided any “Audit-Related” services during the fiscal years.
(4)Neither Marcum LLP nor CBIZ CPAs P.C. provided any other services during the fiscal years.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description of Exhibit

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 15, 2014).

3(b)	By-laws, as amended.*

4(d)
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934. (incorporated by reference to Exhibit 4(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025).

10(a)
Amended and Restated 2014 Equity Participation Plan (incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024).

10(b)	2024 Equity Participation Plan.(incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025).

10(c)	Third Amended and Restated Employment Agreement, dated as of April 15, 2024, by and between Kingstone Companies, Inc. and Meryl S. Golden, as amended.*

10(d)
Employment Agreement, dated July 23, 2025, between Kingstone Companies, Inc. and Randy Patten (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, filed on August 5, 2025).

10(e)
Sales Agreement, dated as of May 24, 2024, by and between Kingstone Companies, Inc. and Janney Montgomery Scott LLC (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, filed on May 24, 2024).

10(f)
Stock Grant Agreement, dated as of January 2, 2025, between Kingstone Companies, Inc. and Meryl S. Golden (incorporated by reference to Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025).

10(g)
Stock Grant Agreement, dated as of March 3, 2025, between Kingstone Companies, Inc. and Sarah (Minlei) Chen (incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025).

10(h)	Stock Grant Agreement, dated as of August 25, 2025, between Kingstone Companies, Inc. and Randy L. Patten.*

10(i)	Stock Grant Agreement, dated as of January 2, 2026, between Kingstone Companies, Inc. and Floyd R. Tupper.*

10(j)	Stock Grant Agreement, dated as of January 2, 2026, between Kingstone Companies, Inc. and William L. Yankus.*

10(k)	Stock Grant Agreement, dated as of January 2, 2026, between Kingstone Companies, Inc. and Thomas Newgarden.*

10(l)	Stock Grant Agreement, dated as of January 2, 2026, between Kingstone Companies, Inc. and Manmohan Singh.*

10(m)	Stock Grant Agreement, dated as of January 2, 2026, between Kingstone Companies, Inc. and Pranav Pasricha.*

10(n)	Stock Grant Agreement, dated as of January 9, 2026, between Kingstone Companies, Inc. and Meryl S. Golden.*

10(q)	Stock Grant Agreement, dated as of March 3, 2026, between Kingstone Companies, Inc. and Sarah (Minlei) Chen.*

10(r)	Stock Grant Agreement, dated as of March 3, 2026, between Kingstone Companies, Inc. and Randy L. Patten.*

10(s)	2025 Employee Bonus Plan (incorporated by reference to Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025). #

10(t)	2026 Employee Bonus Plan*#

19	Kingstone Companies, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024, filed on March 18, 2025).

21	Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 16, 2017).

23(a)	Consent of Marcum LLP.*

23(b)	Consent of CBIZ CPAs P.C.*

31(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

97	Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed on April 1, 2024).

101.INS	XBRL Instance Document.*

101.SCH	101.SCH XBRL Taxonomy Extension Schema.*

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.*

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.*

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.*

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.*
*Filed herewith
**Furnished herewith
# Portions of the exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there-unto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: March 16, 2026	By:	/s/ Meryl S. Golden
Meryl S. Golden Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Meryl S. Golden	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2026
Meryl S. Golden

/s/ Thomas Newgarden	Non-Executive Chairman of the Board and Director	March 16, 2026
Thomas Newgarden

/s/ Randy L. Patten	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2026
Randy L. Patten

/s/ Victor Brodsky	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2026
Victor Brodsky

/s/ Floyd R. Tupper	Secretary and Director	March 16, 2026
Floyd R. Tupper

/s/ Pranav Pasricha	Director	March 16, 2026
Pranav Pasricha

/s/ William L. Yankus	Director	March 16, 2026
William L. Yankus

/s/ Manmohan Singh	Director	March 16, 2026
Manmohan Singh

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of
Kingstone Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Kingstone Companies, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”).
In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2025, based on the criteria established in internal control - integrated framework issued by the committee of sponsoring organizations of the treadway commission (“COSO”) in 2013 and our report dated March 16, 2026, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of a material weakness.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the Estimate of Loss and Loss Adjustment Expense (“LAE”) Reserves

As discussed in Notes 2 and 11 to the financial statements, the loss and LAE reserves represent the Company’s estimate of the ultimate liability for unpaid losses. These reserves are based on facts and circumstances then known and include provisions for claims that have been reported and claims that have been incurred but not reported (“IBNR”). The projection of future claim payments and reporting is based on analyses of the Company’s historical experience, supplemented by analyses of industry loss data. At December 31, 2025, the Company’s loss and LAE reserves balance was approximately $140.5 million. The principal considerations that led us to conclude the estimate of loss and LAE reserves was a critical audit matter include the significance of the reserves to the Company’s financial statements, the inherent judgment necessary to estimate the reserves, and the degree of variability involved in determining the estimate. Therefore, we determined that the liability for loss and LAE reserves was a critical audit matter, which required significant auditor judgment and specialized skill and knowledge including the involvement of actuarial specialists.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address the Company’s loss and LAE reserves included, but were not limited to, testing the Company’s reserving process, including the actuarial analyses and the determination of the Company’s estimate of the loss and LAE reserves as follows:

•Utilizing consulting actuarial professionals with specialized skills and knowledge to analyze the appropriateness of the methodologies and assumptions utilized by the Company to estimate reserves and to determine the reasonableness of the gross and net loss and LAE reserves recorded by the Company as of December 31, 2025.

•Analyzing the consistency of the Company’s recorded reserves relative to the actuarial central estimates of the reserve range determined by the Company’s independent actuarial firm at December 31, 2025 in comparison to December 31, 2024.

•Performing hindsight analysis to determine the completeness and accuracy of reserves recorded in the prior year and performing analytical procedures on current year reserves.

•Analyzing the 2025 quarterly actuarial reports prepared by the Company’s Chief Actuary.

•Testing a sample of claims, including the establishment of individual case reserves and the settlement and payment.

•Verifying the accuracy and completeness of the underlying data, including historical claims data, provided to the independent actuarial firm engaged by the Company for the purpose of preparing the actuarial analysis at December 31, 2025.

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2012 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

CBIZ CPAs P.C.
Hartford, CT
March 16, 2026
PCAOB ID Number 199

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Kingstone Companies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Kingstone Companies, Inc. and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP
We have served as the Company’s auditor from 2012 through 2025.

Marcum LLP
Hartford, CT
March 18, 2025
PCAOB ID Number 688

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2025	December 31, 2024
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,137,267 at December 31, 2025 and $5,959,265 at December 31, 2024)	$6,042,348	$7,047,342
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $296,738,055 at December 31, 2025 and $202,308,158 at December 31, 2024)	289,037,190	186,893,438
Equity securities, at fair value (cost of $13,546,654 at December 31, 2025 and $13,527,554 at December 31, 2024)	10,056,595	10,296,505
Other investments	4,552,378	4,380,656
Total investments	309,688,511	208,617,941
Cash and cash equivalents	12,178,730	28,669,441
Premiums receivable, net of allowance for credit losses of $20,831 at December 31, 2025 and $402,290 at December 31, 2024	21,012,408	21,766,988
Reinsurance receivables, net	58,996,945	69,322,436
Prepaid reinsurance	2,142,329	—
Deferred policy acquisition costs	27,867,207	24,732,371
Intangible assets	500,000	500,000
Property and equipment, net	7,897,675	9,283,970
Deferred income taxes, net	4,179,559	5,597,920
Other assets	8,961,787	6,424,776
Total assets	$453,425,151	$374,915,843

Liabilities
Loss and loss adjustment expense reserves	$140,538,618	$126,210,428
Unearned premiums	154,028,072	134,701,733
Advance premiums	4,003,453	3,503,063
Reinsurance balances payable	5,232,319	10,509,121
Deferred ceding commission revenue	8,362,529	11,541,239
Accounts payable, accrued expenses and other liabilities	11,253,649	10,570,388
Income taxes payable	2,835,135	—
Debt, net (Current $1,296,900 and long-term $3,143,227 at December 31, 2025 and current $6,849,257 and long-term $4,322,163 at December 31, 2024)	4,440,127	11,171,420
Total liabilities	330,693,902	308,207,392
Commitments and Contingencies (Note 17)
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	—	—
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 15,921,651 shares at December 31, 2025 and 14,448,205 shares at December 31, 2024; outstanding 14,397,526 shares at December 31, 2025 and 12,924,080 shares at December 31, 2024	159,216	144,482
Capital in excess of par	99,624,713	89,063,326
Accumulated other comprehensive loss	(6,081,530)	(12,175,476)
Retained earnings (accumulated deficit)	34,596,857	(4,755,874)
	128,299,256	72,276,458
Treasury stock, at cost, 1,524,125 shares at December 31, 2025 and 1,524,125 shares at December 31, 2024	(5,568,007)	(5,568,007)
Total stockholders' equity	122,731,249	66,708,451
Total liabilities and stockholders' equity	$453,425,151	$374,915,843
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income

Years ended December 31,	2025	2024

Revenues
Net premiums earned	$187,126,722	$128,497,920
Ceding commission revenue	15,674,971	18,837,946
Net investment income	9,798,764	6,823,590
Net (losses) gains on investments	(309,994)	414,551
Realized gain on sale of real estate	1,965,989	—
Other income	610,849	568,096
Total revenues	214,867,301	155,142,103

Expenses
Loss and loss adjustment expenses	84,265,722	62,634,716
Commission expense	40,726,801	33,929,333
Other underwriting expenses	31,718,770	25,692,727
Other operating expenses	4,105,310	3,634,583
Depreciation and amortization	2,559,835	2,448,932
Interest expense	445,213	3,513,655
Total expenses	163,821,651	131,853,946

Income from operations before taxes	51,045,650	23,288,157
Income tax expense	10,278,522	4,929,721
Net income	40,767,128	18,358,436
Other comprehensive income, net of tax
Gross decrease in unrealized losses on available-for-sale-securities	7,491,149	111,446
Reclassification adjustment for losses included in net income	222,706	13,979
Net decrease in unrealized losses	7,713,855	125,425
Income tax expense related to items of other comprehensive income	(1,619,909)	(26,338)
Other comprehensive income, net of tax	6,093,946	99,087

Comprehensive income	$46,861,074	$18,457,523

Earnings per common share:
Basic	$2.93	$1.60
Diluted	$2.88	$1.48
Weighted average common shares outstanding
Basic	13,926,024	11,478,899
Diluted	14,143,173	12,423,769

Dividends declared and paid per common share	$0.10	$—
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity

Years ended December 31, 2025 and 2024

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2024	—	$—	12,248,313	$122,483	$75,338,010	$(12,274,563)	$(23,114,310)	1,471,406	$(5,567,481)	$34,504,139
Stock-based compensation	—	—	—	—	1,382,912	—	—	—	—	1,382,912
Vesting of restricted stock awards	—	—	518,405	5,184	(5,184)	—	—	—	—	—
Shares deducted from restricted stock awards for payment of withholding taxes	—	—	(132,210)	(1,321)	(1,309,320)	—	—	—	—	(1,310,641)
Exercise of stock options	—	—	71,997	721	63,516	—	—	52,719	(526)	63,711
Issuance of common stock, net of offering costs of $427,179	—	—	1,437,287	14,370	13,596,437	—	—	—	—	13,610,807
Exercise of warrants	—	—	304,413	3,045	(3,045)	—	—	—	—	—
Net income	—	—	—	—	—	—	18,358,436	—	—	18,358,436
Decrease in unrealized losses on available-
for-sale securities, net of tax	—	—	—	—	—	99,087	—	—	—	99,087
Balance, December 31, 2024	—	—	14,448,205	144,482	89,063,326	(12,175,476)	(4,755,874)	1,524,125	(5,568,007)	66,708,451
Stock-based compensation	—	—	—	—	1,482,357	—	—	—	—	1,482,357
Vesting of restricted stock awards	—	—	231,613	2,316	(2,316)	—	—	—	—	—
Shares deducted from restricted stock awards for payment of withholding taxes	—	—	(36,902)	(369)	(561,845)	—	—	—	—	(562,214)
Exercise of stock options	—	—	51,487	515	62,199	—	—	—	—	62,714
Shares deducted from exercise of stock options for payment of withholding taxes	—	—	(868)	(9)	(14,296)	—	—	—	—	(14,305)
Issuance of common stock - employee stock purchase plan	—	—	10,729	107	137,009	—	—	—	—	137,116
Issuance of common stock, net of offering costs of $338,063	—	—	612,999	6,130	9,464,323	—	—	—	—	9,470,453
Exercise of warrants	—	—	604,388	6,044	(6,044)	—	—	—	—	—
Dividends	—	—	—	—	—	—	(1,414,397)	—	—	(1,414,397)
Net income	—	—	—	—	—	—	40,767,128	—	—	40,767,128
Decrease in unrealized losses on available-
for-sale securities, net of tax	—	—	—	—	—	6,093,946	—	—	—	6,093,946
Balance, December 31, 2025	-	$-	15,921,651	$159,216	$99,624,713	$(6,081,530)	$34,596,857	1,524,125	$(5,568,007)	$122,731,249
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

Years ended December 31,	2025	2024
Cash flows from operating activities:
Net income	$40,767,128	$18,358,436
Adjustments to reconcile net income to net cash flows
provided by operating activities:
Net realized losses on investments	222,706	62,349
Net unrealized losses on equity investments	259,010	6,606
Net unrealized gains on other investments	(171,722)	(483,506)
Gain on sale of real estate	(1,965,989)	-
Depreciation and amortization	2,559,835	2,448,932
Bad debt expense	599,653	115,470
Accretion of bond discount, net	(17,958)	(520,901)
Amortization of discount and issuance costs on debt	65,163	989,101
Loss on extinguishment of debt	174,962	296,553
Stock-based compensation	1,482,357	1,382,912
Deferred income tax (benefit) expense	(201,548)	4,927,561
Decrease (increase) in operating assets:
Premiums receivable, net	154,927	(8,277,650)
Reinsurance receivables, net	10,325,491	6,271,476
Prepaid reinsurance	(2,142,329)	-
Deferred policy acquisition costs	(3,134,836)	(4,929,807)
Other assets	(2,335,136)	(1,850,192)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	14,328,190	4,392,566
Unearned premiums	19,326,339	29,080,195
Advance premiums	500,390	(294,527)
Reinsurance balances payable	(5,276,802)	(2,328,019)
Deferred ceding commission revenue	(3,178,710)	2,080,374
Accounts payable, accrued expenses and other liabilities	683,261	6,219,842
Taxes payable	2,835,135	-
Net cash flows provided by operating activities	75,859,517	57,947,771
Cash flows from investing activities:
Redemption - fixed-maturity securities held-to-maturity	1,000,000	-
Purchase - fixed-maturity securities available-for-sale	(154,381,310)	(165,000,894)
Sale and maturity - fixed-maturity securities available-for-sale	59,751,659	127,665,799
Purchase - equity securities	(19,100)	-
Sale - equity securities	-	4,410,859
Proceeds from sale of real estate	3,600,000	-
Acquisition of property and equipment	(2,807,551)	(2,337,205)
Net cash flows used in investing activities	(92,856,302)	(35,261,441)
Cash flows from financing activities:
Principal payments on equipment financing	(1,223,293)	(1,153,862)
Principal payment on 2022 Notes	-	(5,000,000)
Principal payment on 2024 Notes	(5,950,000)	(9,000,000)
Issue costs on 2024 and 2022 Notes	-	(203,902)
Proceeds from exercise of stock options	62,714	63,711
Proceeds from employee stock purchase plan	137,116	-
Withholding taxes paid on net exercise of stock options	(14,305)	-
Withholding taxes paid on vested restricted stock awards	(562,214)	(1,310,641)
Net proceeds from issuance of common stock	9,470,453	13,610,807
Dividends paid	(1,414,397)	-
Net cash flows provided by (used in) financing activities	506,074	(2,993,887)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

Years ended December 31,	2025	2024

(Decrease) increase in cash and cash equivalents	$(16,490,711)	$19,692,443
Cash and cash equivalents, beginning of period	28,669,441	8,976,998
Cash and cash equivalents, end of period	$12,178,730	$28,669,441
Supplemental disclosures of cash flow information:
Cash paid for income taxes-federal	$8,028,000	$-
Cash paid for income taxes-state	$250	$-
Cash paid for interest	$1,588,205	$2,524,555

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive income, net of tax	$6,093,946	$99,087
Lease liability in exchange for right-of-use asset	$198,042	$-
See accompanying notes to these consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Note 1 - Nature of Business
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), operates through its wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2024 was the 12th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the years ended December 31, 2025 and 2024, 98.0% and 96.0%, respectively, of KICO’s direct written premiums came from the New York policies. Kingstone, through its wholly owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies.
Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP").
Principles of Consolidation
The consolidated financial statements include the accounts of Kingstone and its wholly owned subsidiaries: (1) KICO and its wholly owned subsidiaries, CMIC Properties, Inc. and 15 Joys Lane, LLC, which together, until March 2025, owned the land and building from which KICO operated (see Note 20 - Sale of Real Estate), and (2) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.
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
YEARS ENDED DECEMBER 31, 2025 AND 2024
Loss and Loss Adjustment Expenses ("LAE") Reserves
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
Reinsurance receivables represents management’s best estimate of paid and unpaid loss and LAE recoverable from reinsurers, and ceded losses receivable and unearned ceded premiums under reinsurance agreements. Ceded losses receivable are estimated using techniques and assumptions consistent with those used in estimating the liability for loss and LAE. Management believes that reinsurance receivables as recorded represent its best estimate of such amounts; however, as changes in the estimated ultimate liability for loss and LAE are determined, the estimated ultimate amount receivable from the reinsurers will also change. Accordingly, the ultimate receivable could be significantly in excess of or less than the amount recorded in the consolidated financial statements. Adjustments to these estimates are reflected in the period in which the estimates are changed. Loss and LAE incurred as presented in the Consolidated Statements of Income and Comprehensive Income are net of reinsurance recoveries.
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
Management estimates uncollectible amounts receivable from reinsurers based on an assessment of factors including the creditworthiness of the reinsurers and the adequacy of collateral obtained, where applicable. There was no allowance for uncollectible reinsurance credit losses as of December 31, 2025 and 2024. The Company did not expense any uncollectible reinsurance for the years ended December 31, 2025 and 2024. Significant uncertainties are inherent in the assessment of the creditworthiness of reinsurers and estimates of any uncollectible amounts due from reinsurers. Any change in the ability of the Company’s reinsurers to meet their contractual obligations could have a material adverse effect on the consolidated financial statements as well as KICO’s ability to meet its regulatory capital and surplus requirements.
The Company presents its net reinsurance receivables separately from its reinsurance balances payable in accordance with Accounting Standards Codification ("ASC") 210. Additionally, prepaid premiums for excess of loss and catastrophe reinsurance treaties are presented net in reinsurance balances payable as a reduction to reinsurance premiums payable as they meet the net accounting criteria of ASC 210. The Company has entered into reinsurance agreements wherein the right of offset exists in accordance with ASC 210.
Credit Losses
The Company accounts for credit losses on receivables and held-to-maturity securities in accordance with ASC 326. See investments, premiums receivable and reinsurance.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions.
Investments
The Company classifies its fixed-maturity securities as either held-to-maturity or available-for-sale. Fixed-maturity securities that the Company has the specific intent and ability to hold until maturity are classified as such and carried at amortized cost. Available-for-sale securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, adjusted for an allowance for expected credit losses, with unrealized gains and losses, net of tax effects, reported as a separate component of accumulated other comprehensive loss. Realized gains and losses are determined on the specific identification method and reported in net income in the consolidated statements of income and comprehensive income.
Equity securities are reported at their estimated fair values based on quoted market prices from recognized pricing services, with unrealized gains and losses reported in net (losses) gains on investments in the consolidated statements of income and comprehensive income. Other investments are reported at their estimated fair values using the net asset value (“NAV”) per share (or its equivalent) of the instrument with unrealized gains and losses reported in net (losses) gains on investments in the Consolidated Statements of Income and Comprehensive Income. See Note - 3, Investments for additional discussion.
The Company reviews all debt securities with unrealized losses on a quarterly basis to assess whether the decline in the securities’ fair value necessitates the recognition of an allowance for credit losses. Factors considered in the review include the extent to which the fair value has been less than amortized cost, current market interest rates and whether the unrealized loss is credit-driven or a result of changes in market interest rates. The Company also considers factors specific to the issuer including the general financial condition of the issuer, the issuer's industry and future business prospects, any past failure of the issuer to make scheduled interest or principal payments, the payment structure of the investment and the issuer's ability to make contractual payments on the investment.
The Company may sell its available-for-sale securities, equity securities, and other investments in response to changes in interest rates, risk/reward characteristics, liquidity needs or other factors. Investment income is accrued to the balance sheet dates of the consolidated financial statements and includes amortization of premium and accretion of discount on fixed-maturity securities. Interest is recognized when earned, while dividends are recognized when declared. Due and accrued investment income totaled approximately $2,083,000 and $1,697,000 as of December 31, 2025 and 2024, respectively, and is included in other assets on the accompanying consolidated balance sheets.
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
The Company did not identify any available-for-sale securities as of December 31, 2025 and 2024 which presented a risk of loss due to credit deterioration of the security.
Premiums Receivable
Premiums receivable include balances due currently or in the future and are presented net of an allowance for credit losses of approximately $21,000 and $402,000 as of December 31, 2025 and 2024, respectively. The allowance for credit losses is based on an analysis of amounts receivable giving consideration to historical loss experience and current economic conditions and reflects an amount that, in management’s judgment, is adequate. Uncollectible premiums receivable balances of approximately $600,000 and $115,000 were written off for the years ended December 31, 2025 and 2024, respectively. The Company evaluates cancellations after the balance sheet date and has recorded a cancellation reserve of approximately $357,000 as of December 31, 2025. As of December 31, 2024, the Company has determined that the cancellations were not material; therefore no additional cancellation reserve was recognized as of December 31, 2024.
Deferred Policy Acquisition Costs
Policy acquisition costs represent the costs of writing business that vary with, and are primarily related to, the successful production of insurance business (principally commissions, premium taxes and certain underwriting salaries). Policy acquisition costs are deferred and recognized as expense as the related premiums are earned.
Intangible Assets
The Company has recorded acquired identifiable intangible assets. The cost of a group of assets acquired in a transaction is allocated to the individual assets including identifiable intangible assets based on their fair values. Identifiable intangible assets with a finite useful life are amortized over the period that the asset is expected to contribute directly or indirectly to the future cash flows of the Company. Intangible assets with an indefinite life are not amortized, but are subject to impairment testing if events or changes in circumstances indicate that it is more likely than not the asset is impaired. All identifiable intangible assets are tested for recoverability whenever events or changes in circumstances indicate that a carrying amount may not be recoverable. No impairment losses from intangible assets were recognized for the years ended December 31, 2025 and 2024.
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
The Company reviews the remaining land that was part of its real estate assets that had been used as its headquarters to evaluate the necessity of recording impairment losses for market changes due to declines in the estimated fair value of the property. In evaluating potential impairment, management considers the current estimated fair value compared to the carrying value of the asset. At December 31, 2025 and 2024, the fair value of the real estate assets is estimated to be in excess of the carrying value. See Note 20 - Sale of Real Estate.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis and for operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company files a consolidated tax return with its subsidiaries. At December 31, 2025 and 2024, the Company had no material unrecognized tax benefits and no adjustments to liabilities or operations were required.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
As of December 31, 2025 and 2024, the Company’s cash equivalents were as follows:

	December 31, 2025	December 31, 2024

Collateralized bank repurchase agreement (1)	$194,158	$788,833
Money market funds	571,014	1,676,626
Total	$765,172	$2,465,459
(1)The Company has a security interest in certain of the bank's holdings of direct obligations of the United States or one or more agencies thereof. The collateral is held in a hold-in-custody arrangement with a third party who maintains physical possession of the collateral on behalf of the bank.
At December 31, 2025, the outstanding premiums receivable balance is generally diversified due to the large number of individual insureds comprising the Company’s customer base. For the years ended December 31, 2025 and 2024, 98.0% and 96.0%, respectively, of KICO’s direct written premiums came from policies written in the state of New York.
The Company also has receivables from its reinsurers. Reinsurance contracts do not relieve the Company of its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company periodically evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies. See Note 7- Reinsurance for reinsurance recoverables on unpaid and paid losses by reinsurers. Management’s policy is to review all outstanding receivables quarterly as well as the bad debt write-offs experienced in the past and establish an allowance for credit losses, if deemed necessary.
Direct premiums earned from lines of business in excess of 10% of the total, which subject the Company to concentration risk for the years ended December 31, 2025 and 2024, is as follows:

	Years ended December 31,
	2025	2024
Personal Lines	94.3%	93.1%
Premiums earned not subject to concentration (1)	5.7%	6.9%
Total premiums earned	100.0%	100.0%
(1)For the years ended December 31, 2025 and 2024, premiums earned not subject to concentration are comprised primarily of one line of business.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
Advertising Costs
Advertising costs are charged to operations as incurred. Advertising costs are included in other underwriting expenses in the accompanying Consolidated Statements of Income and Comprehensive Income were approximately $130,000 and $100,000 for the years ended December 31, 2025 and 2024, respectively.
Stock-based Compensation
Stock-based compensation expense in 2025 and 2024 is the estimated fair value of restricted stock awards and options granted, amortized on a straight-line basis over the requisite service period for the entire portion of the award less an estimate for anticipated forfeitures. The Company uses the “simplified” method to estimate the expected term of the options because the Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate expected term.
Warrants
The Company’s warrants are accounted for as equity in accordance with ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Company’s warrants are accounted for at fair value on the issuance date. On December 29, 2025, the remaining outstanding warrants were exercised. The Company has no outstanding warrants as of December 31, 2025.
Compensated Absences
Employees of the Company are entitled to paid time off, sick days, and other time off depending on job classification, length of service and other factors. The Company has determined it is impracticable to estimate the amount of compensation of future absences and, accordingly, no liability has been recorded in the accompanying consolidated financial statements. The Company’s policy is to recognize the cost of compensated absences when paid to employees.
Leases
The Company records operating leases in accordance with ASC 842, Leases ("Topic 842"). Under Topic 842, the Company recognizes a right-of-use-asset and corresponding liability on the balance sheet for all leases, except for leases covering a period of fewer than 12 months. The liability has been measured at the present value of the future minimum lease payments taking into account renewal options if applicable plus initial incremental direct costs such as commissions. The minimum payments are discounted using the Company’s incremental borrowing rate. The right-of-use asset is amortized as rent expense on a straight-line basis (See Note 17 - Commitments and Contingencies - Office Leases).
Comprehensive Income
Comprehensive income is comprised of revenues, expenses, gains and losses that are included in comprehensive income but are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity, and result primarily from changes in unrealized gains and losses on available-for-sale securities, net of the related income taxes. The Company releases the related deferred tax effects from accumulated other comprehensive income (loss) into income at the time when the unrealized gains or losses are reclassified to earnings, which generally occurs when an available-for-sale security is sold, matures, or is determined to be other-than-temporarily impaired.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Accounting Changes
In November 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which introduces improvements to the information that a public entity discloses about its reportable segments and addresses investor requests for more information about reportable segment expenses. ASU 2023-07 does not change the current guidance related to the identification of operating segments, the determination of reportable segments, or the aggregation criteria. Rather, the new guidance introduces additional disclosure requirements and expands those requirements to entities with a single reportable segment, not just entities with multiple reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company retrospectively adopted ASU 2023-07 effective December 31, 2024, and has added the required disclosures for entities with a single reportable segment for the years ended December 31, 2025 and December 31, 2024. See Note 19 - Segment Reporting.
In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU-2023-09 is effective for public companies with annual periods beginning after December 15, 2024. The Company prospectively adopted ASU-2023-09 effective December 31, 2025, and has added the required disclosures that meet the materiality thresholds for the year ended December 31, 2025. See Note 15 – Income Taxes. The adoption of the guidance updated disclosures but did not have an impact on the Company's results of operations.
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, and unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Gains (Losses)
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,124	$10,066	$—	$—	$1,007,190	$10,066
Political subdivisions of States, Territories and Possessions (1)	24,125,578	182,580	—	(2,534,725)	21,773,433	(2,352,145)
Corporate and other bonds Industrial and miscellaneous (1)	131,958,643	567,410	(118,901)	(2,540,470)	129,866,682	(2,091,961)
Residential mortgage and other asset backed securities (1) (2)	139,656,710	1,273,816	(62,968)	(4,477,673)	136,389,885	(3,266,825)
Total fixed-maturity securities	$296,738,055	$2,033,872	$(181,869)	$(9,552,868)	$289,037,190	$(7,700,865)

	December 31, 2024

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$—	$—	$—	$—	$—	$—
Political subdivisions of States, Territories and Possessions	24,271,177	—	(73,589)	(3,324,491)	20,873,097	(3,398,080)
Corporate and other bonds Industrial and miscellaneous	112,507,436	—	(1,024,461)	(4,690,597)	106,792,378	(5,715,058)
Residential mortgage and other asset backed securities (2)	65,529,545	119,647	(209,890)	(6,211,339)	59,227,963	(6,301,582)
Total fixed-maturity securities	$202,308,158	$119,647	$(1,307,940)	$(14,226,427)	$186,893,438	$(15,414,720)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 9 – Debt - “Equipment Financing”). As of December 31, 2024 KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account, As of December 31, 2025 and 2024, the amount of required collateral was approximately $3,616,000 and $5,308,000, respectively. As of December 31, 2025 and 2024, the estimated fair value of the eligible collateral was approximately $3,616,000 and $5,308,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 9 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of December 31, 2025, the estimated fair value of the eligible investments was approximately $9,598,000. KICO will retain all rights regarding all securities if pledged as collateral. As of December 31, 2025 and 2024 there was no outstanding balance on the FHLBNY credit line.
A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of December 31, 2025 and 2024 is shown below:

	December 31, 2025		December 31, 2024
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$6,039,179	$6,052,600	$9,522,262	$9,484,834
One to five years	76,122,161	75,365,535	68,052,387	66,141,372
Five to ten years	54,998,070	53,590,654	38,159,446	34,068,922
More than 10 years	19,921,935	17,638,516	21,044,518	17,970,347
Residential mortgage and other asset backed securities	139,656,710	136,389,885	65,529,545	59,227,963
Total	$296,738,055	$289,037,190	$202,308,158	$186,893,438
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of December 31, 2025 and 2024 are as follows:

	December 31, 2025
Category	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,765,627)	$6,984,695
Fixed income exchange traded funds	3,711,232	-	(724,432)	2,986,800
FHLBNY common stock	85,100	-	-	85,100
Total	$13,546,654	$-	$(3,490,059)	$10,056,595

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	December 31, 2024
Category	Cost	Gross Gains	Gross Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,422,617)	$7,327,705
Fixed income exchange traded funds,	3,711,232	-	(808,432)	2,902,800
FHLBNY common stock	66,000	-	-	66,000
Total	$13,527,554	$-	$(3,231,049)	$10,296,505
Other Investments
The cost and estimated fair value of, and gross unrealized gains on, the Company’s other investments as of December 31, 2025 and 2024 are as follows:

	December 31, 2025			December 31, 2024
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,565,338	$4,552,378	$1,987,040	$2,393,616	$4,380,656
The Company may withdraw any or all of its interest in the Hedge Fund by written request at least 45 days prior to the applicable withdrawal date,
Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity fixed-maturity securities as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,490	$-	$(3,070)	$(22,083)	$1,204,337	$(25,153)
Exchange traded debt	304,111	-	-	(62,111)	242,000	(62,111)
Corporate and other bonds
Industrial and miscellaneous	4,508,747	-	-	(817,817)	3,690,930	(817,817)
Total	$6,042,348	$-	$(3,070)	$(902,011)	$5,137,267	$(905,081)

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

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
A summary of the amortized cost and the estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of December 31, 2025 and 2024 is shown below:

	December 31, 2025		December 31, 2024
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$-	$-	$499,719	$499,065
One to five years	2,063,366	2,029,462	622,375	600,288
Five to ten years	-	-	1,427,579	1,323,600
More than 10 years	3,978,982	3,107,805	4,497,669	3,536,312
Total	$6,042,348	$5,137,267	$7,047,342	$5,959,265
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of December 31, 2025 and December 31, 2024.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Investment Income
Major categories of the Company’s net investment income are summarized as follows:

	Years ended December 31,
	2025	2024

Income:
Fixed-maturity securities	$9,324,074	$5,197,793
Equity securities	508,686	591,023
Cash and cash equivalents	344,837	1,215,861
Other	-	39,227
Total	10,177,597	7,043,904
Expenses:
Investment expenses	378,833	220,314
Net investment income	$9,798,764	$6,823,590
Proceeds from the redemption of fixed-maturity securities held-to-maturity were $1,000,000 and $0 for the years ended December 31, 2025 and 2024, respectively.
Proceeds from the sale and maturity of fixed-maturity securities available-for-sale were $59,751,659 and $127,665,799 for the years ended December 31, 2025 and 2024, respectively.
Proceeds from the sale of equity securities were $0 and $4,410,859 for the years ended December 31, 2025 and 2024, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
The Company’s net gains (losses) on investments for the years ended December 31, 2025 and 2024 are summarized as follows:

	Years ended December 31,
	2025	2024

Realized (Losses) Gains

Fixed-maturity securities:
Gross realized gains	$16,152	$1,287
Gross realized losses	(238,858)	(15,266)
	(222,706)	(13,979)

Equity securities:
Gross realized gains	-	374,997
Gross realized losses	-	(423,367)
	-	(48,370)

Net realized losses	(222,706)	(62,349)

Unrealized (Losses) Gains

Equity Securities:
Gross gains	-	308,210
Gross losses	(259,010)	(314,816)
	(259,010)	(6,606)

Other Investments:
Gross gains	171,722	483,506
Gross losses	-	-
	171,722	483,506

Net unrealized (losses) gains	(87,288)	476,900

Net (losses) gains on investments	$(309,994)	$414,551
Allowance for Credit Losses
For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit losses related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded, which is recognized in net loss through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
The Company did not identify any available-for-sale securities as of December 31, 2025 and December 31, 2024 which presented a risk of loss due to credit deterioration of the security.
At December 31, 2025 and 2024, there were 125 and 204 available-for-sale fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of available-for-sale fixed-maturity securities investments for the years ended December 31, 2025 and 2024. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.
The Company held available-for-sale fixed-maturity securities with unrealized losses representing declines that were considered temporary at December 31, 2025 and 2024 as follows:

	December 31, 2025
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses
Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$-	$-	-	$13,926,802	$(2,534,725)	12	$13,926,802	$(2,534,725)
Corporate and other bonds industrial and miscellaneous	21,525,673	(118,901)	24	34,677,856	(2,540,470)	38	56,203,529	(2,659,371)
Residential mortgage and other asset backed securities	18,055,734	(62,968)	20	29,673,084	(4,477,673)	31	47,728,818	(4,540,641)
Total fixed-maturity securities	$39,581,407	$(181,869)	44	$78,277,742	$(9,552,868)	81	$117,859,149	$(9,734,737)

	December 31, 2024
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Fixed-Maturity Securities:
Political subdivisions of States, Territories and Possessions	$7,705,370	$(73,589)	6	$13,167,726	(3,324,491)	12	$20,873,096	$(3,398,080)
Corporate and other bonds industrial and miscellaneous	51,411,296	(1,024,461)	60	55,381,083	(4,690,597)	68	106,792,379	(5,715,058)
Residential mortgage and other asset backed securities	19,315,521	(209,890)	22	35,206,442	(6,211,339)	36	54,521,963	(6,421,229)
Total fixed-maturity securities	$78,432,187	$(1,307,940)	88	$103,755,251	$(14,226,427)	116	$182,187,438	$(15,534,367)
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
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at December 31, 2025 and 2024 indicating the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,007,190	$-	$-	$1,007,190
Political subdivisions of States, Territories and Possessions	-	21,773,433	-	21,773,433
Corporate and other bonds industrial and miscellaneous	129,866,682	-	-	129,866,682
Residential mortgage and other asset backed securities	-	136,389,885	-	136,389,885
Total fixed maturities	130,873,872	158,163,318	-	289,037,190
Equity securities	10,056,595	-	-	10,056,595
Total investments	$140,930,467	$158,163,318	$-	$299,093,785

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	December 31, 2024
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
Political subdivisions of States, Territories and Possessions	$-	$20,873,097	$-	$20,873,097
Corporate and other bonds industrial and miscellaneous	106,792,378	-	-	106,792,378
Residential mortgage and other asset backed securities	-	59,227,963	-	59,227,963
Total fixed maturities	106,792,378	80,101,060	-	186,893,438
Equity securities	10,296,505	-	-	10,296,505
Total investments	$117,088,883	$80,101,060	$-	$197,189,943
The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of December 31, 2025 and 2024. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	December 31, 2025	December 31, 2024
Other Investments
Hedge fund	$4,552,378	$4,380,656
The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners. Such amounts have been recorded in the accompanying Consolidated Statements of Income and Comprehensive Income within net gains (losses) on investments. The Company has no capital call commitments related to Other Investments.
There were no fair value measurements as of December 31, 2025 and 2024 on a non-recurring basis.
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
Debt: The fair value of debt was estimated using a discounted cash flow analyses, based on incremental borrowing rates for similar types of borrowing arrangements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
The estimated fair values of the Company’s financial instruments and real estate, including their fair value level as of December 31, 2025 and 2024, are as follows:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities-held-to maturity, Level 1	$6,042,348	$5,137,267	$7,047,342	$5,959,265
Fixed-maturity securities available-for-sale, Level 1	$130,873,872	$130,873,872	$106,792,378	$106,792,378
Fixed-maturity securities available-for-sale, Level 2	$158,163,318	$158,163,318	$80,101,060	$80,101,060
Cash and cash equivalents, Level 1	$12,178,730	$12,178,730	$28,669,441	$28,669,441
Premiums receivable, net, Level 1	$21,012,408	$21,012,408	$21,766,988	$21,766,988
Reinsurance receivables, net, Level 3	$58,996,945	$58,996,945	$69,322,436	$69,322,436
Real estate, net of accumulated depreciation, Level 3 (1)	$460,031	$501,000	$1,913,390	$3,540,000
Reinsurance balances payable, Level 3	$5,232,319	$5,232,319	$10,509,121	$10,509,121
Debt - Equipment financing, Level 2	$4,440,127	$4,380,922	$5,663,420	$5,459,107
Debt - 13.75% Senior Notes due 2026, Level 2	$—	$—	$5,508,000	$5,553,785
(1) As of December 31, 2024, real estate consisted of a complex which included an office building, a house and vacant land located in Kingston, New York. In March 2025, the office building and house were sold, leaving the vacant land as the only remaining real estate as of December 31, 2025. See Note 20 - Sale of Real Estate.
Note 6 - Intangible Assets
Intangible assets consist of finite and indefinite life assets. Finite life intangible assets include customer and producer relationships and other identifiable intangibles. KICO’s insurance company license is considered an indefinite life intangible asset subject to annual impairment testing. All identified intangible assets of finite useful life were fully amortized as of December 31, 2025 and 2024.
The components of intangible assets and their useful lives, accumulated amortization, and net carrying value as of December 31, 2025 and 2024 are summarized as follows:

	Useful Life (in yrs)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Insurance license	-	$500,000	$-	$500,000
Customer relationships	10	3,400,000	3,400,000	-
Other identifiable
intangibles	7	950,000	950,000	-
Total		$4,850,000	$4,350,000	$500,000
Intangible asset impairment testing and amortization
The Company performs an analysis annually as of December 31, or sooner if there are indicators that the asset may be impaired, to identify potential impairment of intangible assets and measures the amount of any impairment loss that may need to be recognized. Intangible asset impairment testing requires an evaluation of the estimated fair value of each identified intangible asset to its carrying value. An impairment charge would be recorded if the estimated fair value is less than the carrying amount of the intangible asset. No impairments have been identified for the years ended December 31, 2025 and 2024.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
The Company recorded no amortization expense related to intangible assets for the years ended December 31, 2025 and 2024.
Note 7 - Reinsurance
On January 1, 2024, the Company entered into a 27%% quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ and dwelling fire policies covering the period from January 1, 2024 through January 1, 2025 (“2024/2025 Treaty”). Upon the expiration of the 2024/2025 Treaty on January 1, 2025, the Company entered into a new 16% quota share reinsurance treaty for its personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon the expiration of the 2025/2026 Treaty on January 1, 2026, the Company entered into a new 5% quota share reinsurance treaty for its personal lines business written in all states except California (for which the Company entered into a new 30% quota share reinsurance treaty) covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”). See Note 21- Subsequent Events, Reinsurance.
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
Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	Treaty Period
	2026/2027 Treaty		2025/2026 Treaty		2024/2025 Treaty
Line of Business	July 1, 2026 to January 1, 2027	January 2, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025	July 1, 2024 to January 1, 2025	January 1, 2024 to June 30, 2024

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	5%	5%	16%	16%	27%	27%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	$950,000	$950,000	$840,000	$840,000	$730,000	$730,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2027	January 1, 2027	January 1, 2026	January 1, 2026	January 1, 2025	January 1, 2025
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$(5)	$8,250,000	$8,250,000	$8,400,000	$8,400,000	$8,400,000
		in excess of	in excess of	in excess of	in excess of	in excess of
		$750,000	$750,000	$600,000	$600,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$50,000	$8,175,000	$8,285,000	$8,360,000	$8,470,000	$8,470,000
Losses per occurrence
subject to reinsurance
coverage (5)	$1,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(5)	June 30, 2026	June 30, 2026	June 30, 2025	June 30, 2025	June 30, 2024

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	(5)	$5,500,000	$5,000,000	$4,250,000	$4,750,000	$9,500,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	(5)	$434,500,000	$435,000,000	$275,000,000	$275,000,000	$315,000,000

Reinstatement premium
protection (3)	(5)	Yes	Yes	Yes	Yes	Yes

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2026.
(2)Catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on 80% of the first layer of $5,000,000 in excess of $5,000,000, and one occurrence on 52% of the top layer of $240,000,000 in excess of $200,000,000, which is covered under the catastrophe bond. Duration of 168 consecutive hours for a catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone, except for winter storm coverage, which is covered under a specific declared catastrophe event.
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
(4)For the period January 1, 2024 through June 30, 2025, the Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the 2024/2025 Treaty. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty. For the period July 1, 2025 through June 30, 2026, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Increased retention to $715,000 from $640,000 under the 2025/2026 Treaty, and increased retention to $825,000 under the 2026/2027 Treaty (see note 5 below).
(5)Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30,2026, with none of these coverages to be in effect during the period from July 1 2026 through January 1, 2027. If and when these treaties are renewed on July 1, 2026, the excess of loss and facultative facility, underlying excess of loss treaty, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2026 through January 1, 2027 is currently only covered under the 2026/2027 Treaty. The 2026/2027 Treaty will expire on January 1, 2027.
(6)For the 2024/2025 Treaty, 22% of the 27% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty are excluded from a named catastrophe event. For the 2026/2027 Treaty, there is no exclusion for catastrophe events.
(7)Plus losses in excess of catastrophe coverage.
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Retention for winter storms is $4,800,000 under the 2024/2025 Treaty, $5,200,000 under the 2025/2026 Treaty from January 1, 2025 through April 30, 2025, $3,900,000 from October 15, 2025 through January 1, 2026, the expiration date of the 2025/2026 Treaty, and $5,000,000 under the 2026/2027 Treaty through April 30, 2026,

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

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
Approximate reinsurance recoverables on unpaid and paid losses by reinsurer at December 31, 2025 and 2024 are as follows:

($ in thousands)	Unpaid Losses	Paid Losses	Total	Security
December 31, 2025
Swiss Reinsurance America Corporation	8,965	693	9,658	—
Hannover Rueck SE	12,497	(124)	12,373	—
Lancashire Insurance Company Limited	5,798	1,242	7,040	—
Others	5,972	1,017	6,989	384	(1)
Total	$33,232	$2,828	$36,060	$384

December 31, 2024
Swiss Reinsurance America Corporation	13,565	1,346	14,911	—
Hannover Rueck SE	7,195	559	7,754	—
Lancashire Insurance Company Limited	4,893	1,288	6,181	—
Others	6,670	2,061	8,731	393	(1)
Total	$32,323	$5,254	$37,577	$393
(1)As of December 31, 2025 and December 31, 2024, represents$384,000 and $393,000, respectively, guaranteed by irrevocable letters of credit.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
In addition to reinsurance recoverables on unpaid and paid losses, reinsurance receivables in the accompanying consolidated balance sheets as of December 31, 2025 and 2024 include unearned ceded premiums of approximately $22,937,000 and $31,745,000, respectively.
Ceding Commission Revenue
The Company earned ceding commission revenue under the 2025/2026 Treaty for the year ended December 31, 2025 based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a sliding scale ("Sliding Scale") of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The Sliding Scale includes minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.
The Company earned ceding commission revenue under the 2024/2025 Treaty for the year ended December 31, 2024, based on a fixed provisional commission rate at which provisional ceding commissions were earned.
Ceding commission revenue consists of the following:

	Year ended December 31,
	2025	2024

Provisional ceding commissions earned	$13,926,916	$18,829,278
Contingent ceding commissions earned	1,748,055	8,668
	$15,674,971	$18,837,946
Provisional ceding commissions are settled monthly. Balances due to or from reinsurers for contingent ceding commissions on the 2025/2026 Treaty will be settled annually based on the Loss Ratio of the treaty year that ends on January 1. Balances due to or from reinsurers for contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30 for the expired treaties (which had June 30 expiration dates) that were subject to contingent commissions. As discussed above, the Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and contingent ceding commissions earned. As of December 31, 2025, contingent ceding commissions receivable from reinsurers under the 2025/2026 Treaty was approximately $1,754,000, which is recorded in other assets on the accompanying consolidated balance sheets. As of December 31, 2025 and December 31, 2024, net contingent ceding commissions payable to reinsurers under all other treaties was approximately $732,000 and $727,000, respectively, which is recorded in reinsurance balances payable on the accompanying consolidated balance sheets.
Expected Credit Losses – Uncollectible Reinsurance
The Company reviews reinsurance receivables which relate to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The Company has not recorded an allowance for uncollectible reinsurance as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance on reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. Changes in the allowance are presented as a component of other underwriting expenses on the consolidated statements of income and comprehensive income.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Note 8 - Deferred Policy Acquisition Costs and Deferred Ceding Commission Revenue
Deferred policy acquisition costs incurred and policy-related ceding commission revenue are deferred and amortized to income on property and casualty insurance business as follows:

	Years ended December 31,
	2025	2024

Net deferred policy acquisition costs, net of deferred ceding commission revenue, beginning of year	$13,191,132	$10,341,699
Cost incurred and deferred:
Commissions and brokerage	43,554,960	37,956,108
Other underwriting and policy acquisition costs	11,580,881	10,118,578
Ceding commission revenue	(10,748,206)	(20,909,652)
Net deferred policy acquisition costs	44,387,635	27,165,034
Amortization	(38,074,089)	(24,315,601)
	6,313,546	2,849,433
Net deferred policy acquisition costs, net of deferred ceding commission revenue, end of year	$19,504,678	$13,191,132
Deferred policy acquisition costs and deferred ceding commission revenue as of December 31, 2025 and 2024 are as follows:

	December 31,
	2025	2024

Deferred policy acquisition costs	$27,867,207	$24,732,371
Deferred ceding commission revenue	(8,362,529)	(11,541,239)
Balance at end of period	$19,504,678	$13,191,132
Note 9 – Debt
Federal Home Loan Bank
In July 2017, KICO became a member of, and invested in, the FHLBNY. KICO is required to maintain an investment in capital stock of FHLBNY. Based on redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the stock. At December 31, 2025 and 2024, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets under statutory insurance principles as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of December 31, 2025 and 2024 was approximately $16,873,000 and $13,637,000, respectively. The estimated fair value of available collateral as of December 31, 2025 and 2024 was approximately $9,598,000 and $10,130,000, respectively. Effective April 15, 2025, advances are limited to 91% of the amount of

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the years ended December 31, 2025 and 2024.
Debt
Debt as of December 31, 2025 and 2024 consists of the following:

	December 31,
	2025	2024

13.75% Senior Notes due 2026, net	$—	$5,508,000
Equipment financing	4,440,127	5,663,420
Balance at end of period	$4,440,127	$11,171,420
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
The Company analyzed the 2024 Exchange Agreement under ASC 470–50, Debt—Modifications and Extinguishments. The Company determined that extinguishment accounting was applicable, as the present value of the cash flows of the 2024 Notes differed by more than 10% from the 2022 Notes, making it a substantial change in terms. As a result, the 2022 Notes have been derecognized and the 2024 Notes recorded at fair value. No gain or loss was recognized on the 2024 Exchange. Unamortized debt issue costs of $296,533 related to extinguished debt were expensed at the time the 2022 Notes were extinguished and recorded as loss on extinguishment of debt in the consolidated statements of income and comprehensive income within other operating expenses. Fees paid to third parties of $203,381 have been capitalized and were being amortized as debt issuance costs associated with the 2024 Notes.
2024 Notes
As discussed above, on September 12, 2024, the Company issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to the 2024 Exchange Agreement. Interest was payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants to purchase 969,225 shares of Common Stock of the Company was extended to June 30, 2026 from

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
December 30, 2025 (see Note 12 – Stockholders’ Equity) and transaction costs were $203,381, for an effective yield of 14.35% per annum. The balance of the 2024 Notes as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024

13.75% Senior Notes due 2026	$—	$5,950,000
Warrants	—	(256,909)
Issuance costs	—	(185,091)
2024 Notes, net	$—	$5,508,000
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
The 2024 Exchange Agreement provided for mandatory prepayments of principal. The 2024 Exchange Agreement provided for a first mandatory pro rata partial prepayment of principal on the 2024 Notes in the aggregate amount of $3,000,000 on June 30, 2025, less the principal amount of any optional prepayments of the 2024 Note made prior to June 30, 2025, pursuant to the 2024 Exchange Agreement. The 2024 Exchange Agreement provided for a second mandatory pro rata partial prepayment of principal on the 2024 Notes in the aggregate amount of $3,000,000 on December 30, 2025, less the principal amount of any optional prepayments of the 2024 Notes made from June 30, 2025 to December 29, 2025 pursuant to the 2024 Note Exchange Agreement The Company made optional prepayments of $3,000,000 on September 30, 2024, $2,000,000 on November 13, 2024, $4,000,000 on December 30, 2024, $3,500,000 on January 28, 2025, and $2,450,000 on February 24, 2025, and accordingly, has fully satisfied the entire principal balance of the 2024 Notes. Each prepayment of principal also included accrued and unpaid interest thereon. Unamortized debt issue costs of $174,962 related to extinguished debt were expensed at the time the 2024 Notes were extinguished and recorded as loss on extinguishment of debt in the condensed consolidated statements of income and comprehensive income within other operating expenses.
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

As of the end of each calendar quarter, commencing with the calendar quarter ending September 30, 2024, the Company was subject to a leverage maintenance test (“Leverage Maintenance Test”), which required that the Total Consolidated Indebtedness (as defined below) of the Company not be greater than 30% of Total Consolidated Capitalization (as defined below). As of December 31, 2024, the ratio as defined under the Leverage Maintenance Test was 7.0%. “Total Consolidated Indebtedness” was the aggregate principal amount (or accreted value in the case of any Indebtedness issued with more than de minimis original issue discount) of all outstanding long-term debt of the Company except for the sale-leaseback transaction described below under “Equipment Financing”, any refinancing or any future sale-leaseback transaction. “Total Consolidated Capitalization” was the amount equal to the sum of (x) Total Consolidated Indebtedness outstanding as of such date and (y) the total consolidated shareholders’ equity of the Company, excluding accumulated other comprehensive income, as recorded on the Company’s consolidated balance sheet.
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
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of December 31, 2025 and 2024, the amount of required collateral was approximately $3,616,000 and $5,308,000, respectively. As of December 31, 2025, the fair value of KICO’s pledged collateral was approximately $3,616,000 in various fixed-maturity securities. As of December 31, 2024, the fair value of KICO’s pledged collateral was approximately $5,308,000 in United States Treasury securities.
Future contractual payment obligations under the Financing as of December 31, 2025 are as follows:

For the Year Ending December 31,	Total
2026	1,296,900
2027	1,119,021
2,415,921
2027 purchase price	2,024,206
Total	$4,440,127
Note 10 - Property and Equipment
The components of property and equipment are summarized as follows:

	Cost	Accumulated Depreciation	Net

December 31, 2025
Building (1)	$-	$-	$-
Land (1)	460,031	-	460,031
Furniture and office equipment	475,949	(475,949)	-
Computer equipment and software	29,519,178	(22,104,284)	7,414,894
Automobile	163,070	(140,320)	22,750
Total	$30,618,228	$(22,720,553)	$7,897,675

December 31, 2024
Building	$2,344,188	$(1,083,235)	$1,260,953
Land	652,437	-	652,437
Furniture and office equipment	828,011	(828,011)	-
Computer equipment and software	27,360,191	(20,000,218)	7,359,973
Automobile	134,034	(123,427)	10,607
Total	$31,318,861	$(22,034,891)	$9,283,970
Depreciation expense for the years ended December 31, 2025 and 2024 was $2,559,835 and $2,448,932, respectively.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
(1) See Note 20- Sale of Real Estate.
Note 11 - Property and Casualty Insurance Activity
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Year ended December 31, 2025
Premiums written	$277,800,630	$-	$(64,081,564)	$213,719,066
Change in unearned premiums	(19,326,339)	-	(7,266,005)	(26,592,344)
Premiums earned	$258,474,291	$-	$(71,347,569)	$187,126,722

Year ended December 31, 2024
Premiums written	$241,979,937	$-	$(87,750,072)	$154,229,865
Change in unearned premiums	(29,080,195)	-	3,348,250	(25,731,945)
Premiums earned	$212,899,742	$-	$(84,401,822)	$128,497,920
Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of December 31, 2025 and 2024 was $4,003,453 and $3,503,063, respectively.
The components of the liability for loss and LAE expenses and related reinsurance receivables as of December 31, 2025 and 2024 are as follows:

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	Gross Liability	Reinsurance Receivables

December 31, 2025
Case-basis reserves	$75,384,626	$20,748,974
Loss adjustment expenses	26,359,154	4,206,150
IBNR reserves	38,794,838	8,277,241
Recoverable on unpaid losses		33,232,365
Recoverable on paid losses	-	2,827,829
Total loss and loss adjustment expenses	$140,538,618	36,060,194
Unearned premiums		22,936,751
Receivables - reinsurance contracts		-
Total reinsurance receivables		$58,996,945

December 31, 2024
Case-basis reserves	$64,087,782	$17,721,033
Loss adjustment expenses	23,442,101	3,940,147
IBNR reserves	38,680,545	10,661,457
Recoverable on unpaid losses		32,322,637
Recoverable on paid losses	-	5,254,482
Total loss and loss adjustment expenses	$126,210,428	37,577,119
Unearned premiums		31,745,317
Receivables - reinsurance contracts		-
Total reinsurance receivables		$69,322,436

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
The following table provides a reconciliation of the beginning and ending balances for unpaid losses and LAE:

	Years ended December 31,
	2025	2024

Balance at beginning of period	$126,210,428	$121,817,862
Less reinsurance recoverables	(32,322,637)	(33,288,650)
Net balance, beginning of period	93,887,791	88,529,212

Incurred related to:
Current year	85,349,385	64,414,543
Prior years	(1,083,663)	(1,779,827)
Total incurred	84,265,722	62,634,716

Paid related to:
Current year	40,940,473	32,956,899
Prior years	29,906,787	24,319,238
Total paid	70,847,260	57,276,137

Net balance at end of period	107,306,253	93,887,791
Add reinsurance recoverables	33,232,365	32,322,637
Balance at end of period	$140,538,618	$126,210,428
Incurred losses and LAE are net of reinsurance recoveries under reinsurance contracts of $19,019,851 and $20,226,354 for the years ended December 31, 2025 and 2024, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the years ended December 31, 2025 and 2024 was $1,083,663 favorable and $1,779,827 favorable, respectively. In 2025, property claims overall developed better than expected, driven primarily by reserve takedowns on several large fire and water damage claims from accident years 2023 and 2024, resulting in favorable development. This favorable development was partially offset by increased reserves associated with liability claims, which reflect the inherent variability associated with liability claim settlement patterns. In 2024, the favorable development was primarily attributable to reserve takedowns on several large property losses from accident years 2022 and 2023, reflecting recoverable depreciation. This favorable impact was partially offset by strengthening of reserves for liability claims, particularly related to loss adjustment expenses.
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
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of December 31, 2022 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of December 31, 2025, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of December 31, 2025 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2016 to December 31, 2024 is presented as supplementary unaudited information.
All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of December 31, 2025
	For the Years Ended December 31,										IBNR	Cumulative Number of Reported Claims by Accident Year
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited 2016 - 2024)

2016	$26,062	$24,941	$24,789	$27,887	$27,966	$27,417	$27,352	$27,271	$27,247	$27,171	$31	2,884
2017		31,605	32,169	35,304	36,160	36,532	36,502	36,819	37,268	37,359	149	3,401
2018			54,455	56,351	58,441	59,404	61,237	61,145	61,686	61,897	425	4,238
2019				75,092	72,368	71,544	71,964	73,310	74,363	76,337	2,025	4,509
2020					63,083	62,833	63,217	63,562	64,400	65,888	934	5,896
2021						96,425	96,673	96,134	96,771	98,411	1,303	5,836
2022							79,835	78,759	78,078	77,319	2,533	4,721
2023								78,978	72,025	70,128	5,125	4,097
2024									57,860	54,364	7,014	3,140
2025										77,556	20,697	2,306
									Total	$646,429

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
All Lines of Business
(in thousands)

Accident Year	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
	For the Years Ended December 31,
	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025

	(Unaudited 2016 - 2024)

2016	$15,364	$19,001	$21,106	$23,974	$25,234	$25,750	$26,382	$26,854	$26,808	$26,876
2017		16,704	24,820	28,693	31,393	32,529	33,522	34,683	35,046	35,336
2018			32,383	44,516	50,553	52,025	54,424	56,199	57,185	57,798
2019				40,933	54,897	58,055	60,374	63,932	66,109	68,648
2020					39,045	50,719	53,432	56,523	59,220	60,859
2021						56,282	77,756	82,317	85,314	90,865
2022							45,856	65,732	68,170	70,703
2023								46,280	56,952	59,571
2024									29,013	40,086
2025										36,572
									Total	$547,316

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$99,113
All outstanding liabilities before 2016, net of reinsurance										1,441
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$100,554
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
The reconciliation of the net incurred and paid claims development tables to the liability for loss and LAE reserves in the consolidated balance sheet is as follows:
Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

(in thousands)	As of December 31, 2025
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$100,554
Total reinsurance recoverable on unpaid losses	33,232
Unallocated loss adjustment expenses	6,753
Total gross liability for loss and LAE reserves	$140,539

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
(Components may not sum to totals due to rounding)
The following is supplementary unaudited information about average historical claims duration as of December 31, 2025:

Average Annual Percentage Payout of Incurred Loss and Allocated Loss Adjustment Expenses by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
All Lines of Business	54.9%	19.3%	6.0%	4.9%	4.3%	2.6%	2.6%	1.2%	0.3%	0.3%
The percentages in the above table do not add up to 100 because the percentages represent averages across all accident years at each development stage.
Note 12 – Stockholders’ Equity
Dividends Declared
On July 22, 2025, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share which was paid in cash on August 26, 2025 to stockholders of record as of the close of business on August 11, 2025. On October 30, 2025, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share which was paid in cash on November 26, 2025 to stockholders of record as of the close of business on November 11, 2025. See Note 21 - Subsequent Events, Dividend Declared.
Preferred Stock
The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of December 31, 2025 and 2024.
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
As of December 31, 2025, there were 256,773 shares granted under the 2024 Plan.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Stock Options
The results of operations for the years ended December 31, 2025 and 2024 include stock-based compensation expense for stock options totaling approximately $71,000 and $196,000, respectively, which is included in other operating expenses on the accompanying Consolidated Statements of Income and Comprehensive Income. Stock-based compensation expense related to stock options for the year ended December 31, 2025 is net of estimated forfeitures of approximately 24%.
No options were granted during the year ended December 31, 2025. The weighted average estimated fair value of stock options granted during the year ended December 31, 2024 was $1.24 per share. The fair value of stock options at the grant date was estimated using the Black-Scholes option-pricing model. The Black-Scholes option - pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
The following weighted average assumptions were used for grants during the following periods:

	Years ended December 31,
	2025	2024

Dividend Yield	n/a	0.00%
Volatility	n/a	74.72%
Risk-Free Interest Rate	n/a	4.17%
Expected Life	n/a	3.50 years
There have been no stock options granted under the 2024 Plan. A summary of stock option activity under the Company’s 2014 Plan and 2024 Plan for the year ended December 31, 2025 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2025	281,913	$2.71	3.74	$3,517,171

Granted	-	$-	-	$-
Exercised	(65,673)	$4.24	-	$747,116
Expired/Forfeited	(16,249)	$2.25	3.68	$231,902

Outstanding at December 31, 2025	199,991	$2.25	3.08	$2,915,869

Vested and Exercisable at December 31, 2025	79,190	$2.25	3.08	$1,154,590
The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2025 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $16.83 closing price of the Company’s Common Stock on

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
December 31, 2025. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.
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
The Company received $62,714 from the exercise of 27,923 options during the year ended December 31, 2025. The remaining options exercised during the year ended December 31, 2025 were Net Exercises and Share Exchanges, resulting in the issuance of 23,564 shares of Common Stock.
The Company received 52,719 shares from the exercise of options under a Share Exchange for the purchase of 63,333 shares of Common Stock during the year ended December 31, 2024. Such shares received under the Share Exchange have been included in the consolidated balance sheets within treasury stock. The Company received $63,711 from the exercise of 7,974 options. The remaining option exercised during the year ended December 31, 2024 was a Net Exercise, resulting in the issuance of 690 shares of Common Stock.
As of December 31, 2025, the estimated fair value of unamortized compensation cost related to 120,801 unvested stock option awards was approximately $7,000. Unamortized compensation cost as of December 31, 2025 is expected to be recognized over a remaining weighted-average vesting period of 1.01 years.
Restricted Stock Awards
A summary of the restricted Common Stock activity under the Company’s 2014 Plan and 2024 Plan for the year ended December 31, 2025 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2025	267,586	$5.24	$1,402,151

Granted	198,018	$15.51	$3,071,259
Vested	(231,613)	$4.10	$(949,613)
Forfeited	(10,703)	$9.09	$(97,290)

Balance at December 31, 2025	223,288	$15.35	$3,426,507
Fair value was calculated using the closing price of the Company’s Common Stock on the grant date. For the years ended December 31, 2025 and 2024, stock-based compensation for these grants was approximately $1,387,000 and $1,187,000, respectively, which is included in other operating expenses on the accompanying consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees. Unamortized compensation cost of $2,170,478 as of December 31, 2025 is expected to be recognized over a remaining weighted-average vesting period of 1.96 years.
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
YEARS ENDED DECEMBER 31, 2025 AND 2024
Common Stock of the Company. The maximum number of shares of Common Stock that may be purchased under the ESPP is 750,000, subject to adjustment as provided for in the ESPP. The ESPP was effective August 10, 2021 and expires on August 10, 2031. A maximum of 5,000 shares of Common Stock may be purchased by an employee during any offering period.
The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022. There was no offering pursuant to the ESPP from November 1, 2022 through December 31, 2024. Effective January 1, 2025, the Company initiated an offering period of January 1, 2025 through December 31, 2025 under the ESPP (the "2025 Offering"). For the years ended December 31, 2025 and 2024, stock-based compensation under the 2025 Offering was approximately $24,000 and $0, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. See Note 21 - Subsequent Events - Equity.
Warrants
In connection with the 2022 Exchange Agreement (see Note 9 – Debt – “Exchange Agreements”), as additional consideration, on December 15, 2022, the Company issued warrants (the "Warrants") to the 2022 Exchanging Noteholders to purchase 969,525 shares of Common Stock at an exercise price of $1.00 per share, exercisable through June 30, 2026. As of December 31, 2025, all issued warrants were exercised. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants was extended to June 30, 2026 from December 30, 2025. The fair value of the Warrants, using the Black-Scholes valuation formula, was $993,200, which was capitalized as a deferred financing cost of the 2022 Notes and the 2024 Notes. The fair value of the Warrants were amortized over the life of the Warrants, which was 36.5 months through September 12, 2024 and effective as of such date, the unamortized balance was being amortized over the extended life of the Warrants, which was 21.5 months.
Holders of the Warrants were entitled to exercise their outstanding Warrants in cash, or, in whole or in part, by having the Company reduce the number of shares otherwise issuable by a number of shares having a fair market value equal to the exercise price of the Warrants being exercised ("Net Exercise"). During the year ended December 31, 2025, holders exercised 642,025 Warrants under Net Exercises, resulting in the issuance of 604,388 shares of Common Stock. During the year ended December 31, 2024, holders exercised 327,500 Warrants under Net Exercises, resulting in the issuance of 304,413 shares of Common Stock.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company had the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, the Company filed a prospectus supplement increasing the aggregate offering price for the ATM program to $25,000,000. During the year ended December 31, 2025, the Company sold 612,999 shares of its Common Stock at a weighted average price of $16.00 per share and raised $9,464,323 in net proceeds under the ATM program. As of December 31, 2025, the Company had remaining capacity to sell up to an additional $15,945,937 of Common Stock under the ATM program.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
At December 31, 2025 and 2024, unassigned surplus was $36,152,023 and $13,658,183, respectively. Through September 30, 2025, KICO had an agreement with DFS that KICO was only permitted to pay dividends to the Holding Company for purposes of paying operating expenses and debt obligations, and that the maximum amount of dividends that could be paid in 12 months was $12,000,000 without prior approval. Effective September 30, 2025, the restrictions on KICO to pay dividends were removed by DFS. As of December 31, 2025, the maximum dividends that KICO can pay to the Holding Company is restricted to the lesser of 10% of statutory surplus as shown by its last statement on file with DFS, or 100% of net investment income for the preceding 36 months reduced by dividends paid during such period. As of December 31, 2025, the maximum allowable dividend that KICO may pay to the Holding Company was $1,969,796 without DFS approval. See Note 21 - Subsequent Events - Statutory Financial Information. For the years ended December 31, 2025 and 2024, KICO paid dividends to the Holding Company of $7,950,000 and $0, respectively. For the years ended December 31, 2025 and 2024, KICO recorded statutory basis net income of $38,665,538 and $23,273,658, respectively. At December 31, 2025 and 2024, KICO reported statutory basis surplus as regards policyholders of $99,197,956 and $76,704,115, respectively, as filed with the DFS.
Note 14 - Risk Based Capital
State insurance departments impose risk-based capital (“RBC”) requirements on insurance enterprises. The RBC Model serves as a benchmark for the regulation of insurance companies by state insurance regulators. RBC provides for targeted

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
The RBC guidelines define specific capital levels based on a company’s ACL that are determined by the ratio of the company’s total adjusted capital (“TAC”) to its ACL. TAC is equal to statutory capital, plus or minus certain other specified adjustments. The Company’s TAC was above the ACL for each of the last two years and is in compliance with RBC requirements as of December 31, 2025 and 2024.
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
Enactment of the One Big Beautiful Bill Act of 2025
On July 4, 2025, the U.S. enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (OBBBA), which includes both tax and non-tax provisions. The changes resulting from the tax provisions in OBBBA did not have a material impact on the Company’s income tax expense and results of operations, financial position or liquidity.
Components of Income Tax Expense
For the year ended December 31, 2025, the provision for income taxes is comprised of the following:

Federal income tax before utilization of net operating loss	$10,896,837
Utilization of net operating loss	(419,357)
Current federal income tax expense	10,477,480
Current state income tax expense (1)	2,590
Deferred federal and state income tax (benefit) (2)	(201,548)
Income tax	$10,278,522
For the year ended December 31, 2024, the provision for income taxes is comprised of the following:

Current federal income tax expense	$-
Current state income tax expense (1)	2,160
Deferred federal and state income tax (2)	4,927,561
Income tax	$4,929,721
(1) For the year ended December 31, 2025, state income tax consisted of New York state minimum tax of $2,340 and Connecticut minimum tax of $250. For the year ended December 31, 2024, state income tax consists of New York state minimum tax of $2,160.
(2) For the years ended December 31, 2025 and 2024, the Company recorded a 100% valuation allowance for state deferred taxes. See state valuation allowance discussion below.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

Tax Rate Reconciliation
For the year ended December 31, 2025, a reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Income from operations before taxes	$51,045,650
Federal statutory income tax rate	21%
Taxes at federal statutory rate	$10,719,587	21.0%
State income taxes, net of federal effect	11,013	—
Nontaxable and nondeductible items
Dividends received deduction	(51,835)	(0.1)
Non-taxable investment income	(167,401)	(0.3)
Stock-based compensation	(563,954)	(1.1)
Other nontaxable and nondeductible items	318,977	0.6
Other	12,135	(0.1)
Effective tax rate	$10,278,522	20.0%

For the year ended December 31, 2024, a reconciliation of the federal statutory rate to the Company’s effective tax rate is as follows:

Computed expected tax expense	$4,890,513	21.0%
State taxes, net of Federal benefit	(431,749)	(1.9)%
State valuation allowance	439,905	1.9%
Permanent differences
Dividends received deduction	(64,525)	(0.3)%
Non-taxable investment income	(122,194)	(0.5)%
Stock-based compensation	(280,104)	(1.2)%
Sale leaseback transaction	99,775	0.4%
Other permanent differences	191,488	0.8%
Prior year tax matters	173,572	0.8%
Other	33,040	0.1%
Income tax expense, as reported	$4,929,721	21.2%

Income Taxes Paid

For the year ended December 31, 2025, the Company paid federal income taxes of $8,028,000 and state income taxes of $250. For the year ended December 31, 2024, the Company did not pay any income taxes due to utilization of net operating losses.
Deferred Tax Asset
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024

Deferred tax asset:
Net operating loss carryovers (1)	$—	$419,357
Claims reserve discount	1,562,424	1,305,466
Unearned premium	4,948,868	3,810,973
Deferred ceding commission revenue	1,756,131	2,423,660
Net unrealized losses on securities	1,811,373	3,069,900
Other	916,350	834,921
Total deferred tax assets	10,995,146	11,864,277

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred acquisition costs	5,852,113	5,193,798
Intangibles	105,000	105,000
Depreciation and amortization	98,931	208,016
Total deferred tax liabilities	6,815,587	6,266,357

Net deferred income tax asset	$4,179,559	$5,597,920
(1)The deferred tax assets from net operating loss carryovers are as follows:

Type of NOL	December 31, 2025	December 31, 2024	Expiration

Federal only, NOL from 2024 and 2023	$-	$419,357	None

State only (A)	3,421,252	3,075,395	December 2027 - December 2043
Valuation allowance	(3,421,252)	(3,075,395)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$-	$419,357
(A) Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of December 31, 2025 and 2024 was approximately $52,634,646 and $47,313,775, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the consolidated statements of income and comprehensive income within other underwriting expenses. Kingstone has recorded a valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2044.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
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
The table below reconciles the changes in net deferred income tax assets (liabilities) to the deferred income tax benefit for the year ended December 31, 2025:

Decrease in net deferred income tax assets	$1,418,361
Less: Deferred tax expense allocated to other comprehensive income	1,619,909
Deferred income tax benefit	$(201,548)
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
Uncertain Tax Positions
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the years ended December 31, 2025 and 2024. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2022 through December 31, 2024 remain subject to examination.
Note 16 - Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the years ended December 31, 2025 and 2024, the Company accrued approximately $2,434,000 and $2,091,000, respectively ("Cash Payments"), related to an employee bonus plan (the "Bonus Plan"), of which $555,000 and $477,000, respectively, is allocated and recorded in loss and LAE, and $1,879,000 and $1,614,000, respectively, is recorded in other underwriting expenses on the accompanying Consolidated Statements of Income and Comprehensive Income. In addition to the Cash Payments, the Bonus Plan also calls for a restricted stock award to the Company's senior leadership team ("SLT") and other members of management if certain performance metrics have been met. The performance metrics for the years ended December 31, 2025 and 2024 have been met, and accordingly, the SLT and other members of management received in March 2026 and March 2025 RSA's for an aggregate of 57,258 shares and 58,755 shares, respectively, of the Company's Common Stock valued at approximately $964,000 and $892,000, respectively. For the years ended December 31, 2025and 2024, the Company accrued approximately $266,000 and $278,000, respectively, of stock-based

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
compensation recorded in other operating expenses on the accompanying Consolidated Statements of Income and Comprehensive Income.
Executive Bonus Plan

For the years ended December 31, 2025 and 2024, the Company accrued approximately $688,000 and $496,000, respectively, for a bonus pursuant to the Third Amended Golden Employment Agreement and the Second Amended Golden Employment Agreement, respectively, of which $619,000 and $446,000, respectively, is recorded in other underwriting expenses, and $68,000 and $50,000, respectively, is recorded in other operating expenses on the accompanying Consolidated Statements of Income and Comprehensive Income.
401 (k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $341,000 and $270,000 of expense for the years ended December 31, 2025 and 2024, respectively, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying Consolidated Statements of Income and Comprehensive Income.
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Additional information regarding the Company’s office operating leases is as follows:

Lease cost	Year ended December 31, 2025	Year ended December 31, 2024
Operating lease	$44,638	$41,342
Total lease cost	$44,638	$41,342

Other information on operating leases
Cash payments included in the measurement of lease
liability reported in operating cash flows	$40,845	$49,145
Discount rate	13.75%	5.50%
Remaining lease term in years	4.16	—

Operating lease right-of-use assets, included in other assets, were $136,209 and $0 as of December 31, 2025 and 2024, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $136,209 and $0 as of December 31, 2025 and 2024, respectively.
Rent expense for the years ended December 31, 2025 and 2024 amounted to $44,638 and $41,342, respectively, and is included in the accompanying Consolidated Statements of Income and Comprehensive Income within other underwriting expenses.
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Employment Agreement to be effective as of January 1, 2025
On April 15, 2024, the Company and Ms. Golden entered into a third amended and restated employment agreement (the “Third Amended Golden Employment Agreement”). The Third Amended Golden Employment Agreement was effective as of January 1, 2025 and, as amended, extends the expiration date of the Second Amended Golden Employment Agreement currently in effect for Ms. Golden from December 31, 2025 to January 10, 2027. Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (increased from $500,000 previously in effect) and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as previously in effect). Pursuant to the Third Amended Golden Employment Agreement (and as provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by the Company without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued 3% bonus in the event of the termination of her employment following a change of control of the Company (also as is provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden received during January 2025, and January 2026, a grant of 40,000 shares of restricted stock. The 2025 grant will become vested with respect to one-half of the award on the first anniversary of the grant date and one-half on December 31, 2026. The 2026 grant will become vested on the first anniversary of the grant date.
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
Pursuant to the Patten Employment Agreement, Mr. Patten is entitled to receive an annual base salary of $400,000 and shall participate in the Company's Bonus Plan, including with respect to the SLT RSA bonus, each as described in Note 16 – Employee Benefit Plans, Employee Bonus Plan. In accordance with the Bonus Plan, Mr. Patten's cash bonus target will be 25% of his base salary. Pursuant to the Patten Employment Agreement, Mr. Patten's minimum cash bonus for the calendar year ended December 31, 2025 was $35,000.
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Note 18 - Earnings Per Common Share
Basic net earnings per common share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per common share reflects, in periods in which it has a dilutive effect, the impact of common shares issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the years ended December 31, 2025 and 2024, there were -0- and 2,828 options, respectively, with an exercise price in excess of the average market price of the Company’s Common Stock during the period. For the years ended December 31, 2025 and 2024, there were no warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the period.
The computation of diluted earnings per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the years ended December 31, 2025 and 2024, there were no options, warrants or restricted stock awards that were anti-dilutive for the relevant periods.
The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Years ended December 31,
	2025	2024

Weighted average number of shares outstanding	13,926,024	11,478,899

Effect of dilutive securities, common share equivalents:
Stock options	171,449	205,961
Warrants	-	554,516
Restricted stock awards	45,700	184,393

Weighted average number of shares outstanding,
used for computing diluted earnings per share	14,143,173	12,423,769
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
YEARS ENDED DECEMBER 31, 2025 AND 2024
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years ended December 31,
	2025	2024
Revenue components of net combined ratio
Net premiums earned	$187,126,722	$128,497,920
Ceding commission revenue	15,674,971	18,837,946
Other income	610,212	549,967
Total revenue components of net combined ratio	203,411,905	147,885,833

Expense components of net combined ratio
Loss and loss adjustment expenses	84,265,722	62,634,716
Commission expense	40,726,801	33,929,333
Other underwriting expenses	31,718,770	25,692,727
Total expense components of net combined ratio	156,711,293	122,256,776

Operating segment net income	46,700,612	25,629,057

Reconciliation of net income components
excluded from net combined ratio:

Revenue components excluded from net combined ratio
Net investment income	9,798,764	6,823,590
Net (losses) gains on investments	(309,994)	414,551
Realized gain on sale of real estate	1,965,989	—
Other income	637	18,129
Total revenue components excluded
from net combined ratio	11,455,396	7,256,270

Expense components excluded from net combined ratio
Other operating expenses	4,105,310	3,634,583
Depreciation and amortization	2,559,835	2,448,932
Interest expense	445,213	3,513,655
Income tax	10,278,522	4,929,721
Total expense components excluded
from net combined ratio	17,388,880	14,526,891

Total net loss components
excluded from net combined ratio:	(5,933,484)	(7,270,621)

Consolidated net income	$40,767,128	$18,358,436

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
The following table shows the calculation of the net combined ratio and return on equity from net investment income for the periods presented.

	Years ended December 31,
	2025	2024
Net combined ratio
Net loss ratio	45.0%	48.7%
Net underwriting expense ratio	30.0%	31.3%
Net combined ratio	75.0%	80.0%

Reconciliation of net underwriting expense ratio:
Commission expense and other
underwriting expenses	72,445,571	59,622,060
Less: Ceding commission revenue	(15,674,971)	(18,837,946)
Less: Other income	(610,212)	(549,967)
Total commission expense and other
underwriting expenses	$56,160,388	$40,234,147

Net earned premium	$187,126,722	$128,497,920

Net underwriting expense ratio	30.0%	31.3%

Return on equity on net investment income
Stockholders' equity beginning of period	$66,708,451	$34,504,139
Stockholders' equity end of period	$122,731,249	$66,708,451
Average stockholders' equity	$94,719,850	$50,606,295
Net investment income	$9,798,764	$6,823,590
Return on equity on net investment income	10.3%	13.5%
Total assets	$453,425,151	$374,915,843

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 20 - Sale of Real Estate
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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Note 21 - Subsequent Events
The Company has evaluated events that occurred subsequent to December 31, 2025 through March 16, 2026, the date these consolidated financial statements were issued, for matters that required disclosure or adjustment in these consolidated financial statements.
Reinsurance
Effective January 1, 2026, the Company entered into a new quota share reinsurance treaty for its personal lines business and a new underlying excess of loss treaty (see Note 7 – Reinsurance).
Equity
Employee Stock Purchase Plan
Effective January 1, 2026, the Company initiated an offering period of January 1, 2026 through December 31, 2026 under the ESPP. See Note 12 - Stockholders' Equity.
Dividend Declared
On January 21, 2026, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share payable in cash on February 26, 2025 to stockholders of record as of the close of business on February 11, 2026. See Note 12 – Stockholders’ Equity.
Statutory Financial Information
On February 19, 2026, KICO paid a dividend of $1,800,000 to the Holding Company. See Note 13 - Statutory Financial Information.
2026 Guidance
During the first quarter of 2026, winter weather in the Northeast United States has been more severe than recent winters with losses incurred from seven catastrophe events during the months of January and February 2026. The 2026 guidance disclosed in the Company's Form 8-K filing on March 5, 2026, assumes higher-than-average catastrophe losses in the first quarter and full year of 2026.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2025 AND 2024
Note 22 – Quarterly Financial Data (Unaudited)
The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2025 and 2024:

	2025
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$43,523,063	$46,215,260	$47,925,053	$49,463,346	$187,126,722
Ceding commission revenue	2,958,691	3,081,556	4,900,401	4,734,323	15,674,971
Net investment income	2,048,596	2,300,267	2,499,071	2,950,830	9,798,764
Net (losses) gains on investments	(137,979)	546,451	182,122	(900,588)	(309,994)
Realized gain on sale of real estate	1,965,989	—	—	—	1,965,989
Total revenues	50,498,775	52,294,779	55,652,490	56,421,257	214,867,301
Loss and loss adjustment expenses	27,175,078	17,927,162	21,232,324	17,931,158	84,265,722
Commission expense and
other underwriting expenses	16,718,302	18,356,996	18,666,524	18,703,749	72,445,571
Net income	3,882,660	11,252,332	10,872,475	14,759,661	40,767,128
Basic earnings per share	$0.29	$0.81	$0.77	$1.04	$2.93
Diluted earnings per share	$0.27	$0.78	$0.74	$1.03	$2.88

	2024
	March 31,	June 30,	September 30,	December 31,	Total

Net premiums earned	$28,819,902	$30,303,612	$33,407,194	$35,967,212	$128,497,920
Ceding commission revenue	4,567,111	4,561,961	4,741,676	4,967,198	18,837,946
Net investment income	1,502,860	1,764,596	1,649,673	1,906,461	6,823,590
Net gains (losses) on investments	726,391	(233,606)	826,522	(904,756)	414,551
Total revenues	35,765,177	36,502,115	40,771,728	42,103,083	155,142,103
Loss and loss adjustment expenses	17,859,587	14,238,308	13,027,597	17,509,224	62,634,716
Commission expense and
other underwriting expenses	13,732,417	14,133,005	15,898,844	15,857,794	59,622,060
Net income	1,426,679	4,514,937	6,978,145	5,438,675	18,358,436
Basic earnings per share	$0.13	$0.41	$0.61	$0.44	$1.60
Diluted earnings per share	$0.12	$0.37	$0.55	$0.40	$1.48
Due to changes in number of shares outstanding from quarter to quarter, the total earnings per share of the four quarters may not necessarily equal the total earnings per share for the year.