Form 10-Q
period 2026-03-31
KINGSTONE COMPANIES, INC.
filed 2026-05-08
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, there were 14,484,841 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.

Forward-Looking Statements
This Quarterly Report contains forward‑looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The events described in forward‑looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated results or other consequences of our plans or strategies, projected or anticipated results from acquisitions to be made by us, or projections involving anticipated revenues, earnings, costs or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward‑looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors which may cause actual results and outcomes to differ materially from those contained in the forward-looking statements include, but are not limited to, the risks and uncertainties discussed in Part I, Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2025, Part I, Item 2 of this Quarterly Report and Part II, Item 1A of this Quarterly Report.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,053,137 at March 31, 2026 and $5,137,267 at December 31, 2025)	$6,041,016	$6,042,348
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $304,102,884 at March 31, 2026 and $296,738,055 at December 31, 2025)	293,800,426	289,037,190
Equity securities, at fair value (cost of $13,546,654 at March 31, 2026 and $13,546,654 at December 31, 2025)	9,839,800	10,056,595
Other investments	3,756,749	4,552,378
Total investments	313,437,991	309,688,511
Cash and cash equivalents	11,355,391	12,178,730
Premiums receivable, net of allowance for credit losses of $53,299 at March 31, 2026, and $20,631 at December 31, 2025	19,027,968	21,012,408
Reinsurance receivables, net	57,996,924	58,996,945
Prepaid reinsurance	4,934,974	2,142,329
Deferred policy acquisition costs	27,799,748	27,867,207
Intangible assets	500,000	500,000
Property and equipment, net	8,017,975	7,897,675
Deferred income taxes, net	6,318,887	4,179,559
Other assets	15,949,185	8,961,787
Total assets	$465,339,043	$453,425,151

Liabilities
Loss and loss adjustment expense reserves	$171,748,662	$140,538,618
Unearned premiums	153,642,731	154,028,072
Advance premiums	5,897,368	4,003,453
Reinsurance balances payable	4,775,176	5,232,319
Deferred ceding commission revenue	2,818,444	8,362,529
Accounts payable, accrued expenses and other liabilities	4,984,969	11,253,649
Income taxes payable	2,844,212	2,835,135
Debt, net (current $1,315,984 and long-term $2,806,987 at March 31, 2026, current $1,296,900 and long-term $3,143,227 at December 31, 2025)	4,122,971	4,440,127
Total liabilities	$350,834,533	$330,693,902
Commitments and Contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	–	–
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 16,006,728 shares at March 31, 2026 and 15,921,651 shares at December 31, 2025; outstanding 14,482,603 shares at March 31, 2026 and 14,397,526 shares at December 31, 2025	160,066	159,216
Capital in excess of par	99,982,907	99,624,713
Accumulated other comprehensive loss	(8,136,787)	(6,081,530)
Retained earnings	28,066,331	34,596,857
Stockholders' equity before treasury stock	120,072,517	128,299,256
Treasury stock, at cost, 1,524,125 shares at March 31, 2026 and 1,524,125 at December 31, 2025	(5,568,007)	(5,568,007)
Total stockholders' equity	114,504,510	122,731,249
Total liabilities and stockholders' equity	$465,339,043	$453,425,151
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income (Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenues
Net premiums earned	$55,868,814	$43,523,063
Ceding commission revenue	1,403,876	2,958,691
Net investment income	3,337,581	2,048,596
Net losses on investments	(1,015,347)	(137,979)
Realized gain on sale of real estate	–	1,965,989
Other income	180,812	140,415
Total revenues	59,775,736	50,498,775

Expenses
Loss and loss adjustment expenses	45,574,384	27,175,078
Commission expense	10,195,412	9,312,880
Other underwriting expenses	8,361,273	7,405,422
Other operating expenses	2,260,547	1,035,737
Depreciation and amortization	715,507	623,863
Interest expense	69,855	227,454
Total expenses	67,176,978	45,780,434

(Loss) income from operations before taxes	(7,401,242)	4,718,341
Income tax (benefit) expense	(1,592,992)	835,681
Net (loss) income	$(5,808,250)	$3,882,660

Other comprehensive (loss) income, net of tax
Gross (increase) decrease in net unrealized losses on available-for-sale-securities	$(2,604,516)	$2,812,432

Reclassification adjustment for net realized losses included in net (loss) income	2,923	1,726
Net (increase) decrease in net unrealized losses	(2,601,593)	2,814,158
Income tax benefit (expense) related to items of other comprehensive (loss) income	546,336	(590,972)
Other comprehensive (loss) income, net of tax	(2,055,257)	2,223,186

Comprehensive (loss) income	$(7,863,507)	$6,105,846

(Loss) earnings per common share:
Basic	$(0.40)	$0.29
Diluted	$(0.40)	$0.27

Weighted average common shares outstanding
Basic	14,453,747	13,472,404
Diluted	14,453,747	14,272,502

Dividends declared and paid per common share	$0.05	$–

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2026

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2026	-	$-	15,921,651	$159,216	$99,624,713	$(6,081,530)	$34,596,857	1,524,125	$(5,568,007)	$122,731,249
Stock-based compensation	-	-	-	-	653,984	-	-	-	-	653,984
Vesting of restricted stock awards	-	-	74,571	746	(746)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(20,357)	(204)	(335,985)	-	-	-	-	(336,189)
Exercise of stock options	-	-	30,863	308	40,941	-	-	-	-	41,249
Dividends	-	-	-	-	-	-	(722,276)	-	-	(722,276)
Net loss	-	-	-	-	-	-	(5,808,250)	-	-	(5,808,250)
Increase in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(2,055,257)	-	-	-	(2,055,257)
Balance, March 31, 2026	-	$-	16,006,728	$160,066	$99,982,907	$(8,136,787)	$28,066,331	1,524,125	$(5,568,007)	$114,504,510

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended March 31, 2025

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2025	-	$-	14,448,205	$144,482	$89,063,326	$(12,175,476)	$(4,755,874)	1,524,125	$(5,568,007)	$66,708,451
Stock-based compensation	-	-	-	-	339,010	-	-	-	-	339,010
Vesting of restricted stock awards	-	-	212,892	2,129	(2,129)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(34,740)	(347)	(530,533)	-	-	-	-	(530,880)
Exercise of stock options	-	-	44,929	449	55,700	-	-	-	-	56,149
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(868)	(9)	(14,296)	-	-	-	-	(14,305)
Issuance of common stock, net of offering costs of $221,792	-	-	612,999	6,130	9,539,562	-	-	-	-	9,545,692
Net income	-	-	-	-	-	-	3,882,660	-	-	3,882,660
Decrease in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	2,223,186	-	-	-	2,223,186
Balance, March 31, 2025	-	$-	15,283,417	$152,834	$98,450,640	$(9,952,290)	$(873,214)	1,524,125	$(5,568,007)	$82,209,963

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Three months ended March 31,	2026	2025
Cash flows from operating activities:
Net (loss) income	$(5,808,250)	$3,882,660
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Net realized losses on investments	2,923	1,726
Net unrealized losses on equity investments	216,795	193,330
Net unrealized losses (gains) on other investments	795,629	(57,077)
Gain on sale of real estate	-	(1,965,989)
Depreciation and amortization	715,507	623,863
Credit losses	28,032	42,617
Accretion of bond discount, net	1,226	5,419
Amortization of discount and issuance costs on debt	-	62,757
Loss on extinguishment of debt	-	174,962
Stock-based compensation	653,984	339,010
Deferred income tax benefit	(1,592,992)	(125,822)
Decrease (increase) in operating assets:
Premiums receivable, net	1,956,408	4,711,531
Reinsurance receivables, net	1,000,021	8,504,288
Prepaid reinsurance	(2,792,645)	-
Deferred policy acquisition costs	67,459	331,379
Other assets	(6,987,398)	303,613
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	31,210,044	9,124,295
Unearned premiums	(385,341)	(2,470,381)
Advance premiums	1,893,915	576,712
Reinsurance balances payable	(457,143)	(4,693,173)
Deferred ceding commission revenue	(5,544,085)	(4,456,192)
Accounts payable, accrued expenses and other liabilities	(6,268,680)	1,397,437
Taxes payable	9,077	1,350,342
Net cash flows provided by operating activities	8,714,486	17,857,307

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	$(13,475,699)	$(21,250,155)
Sale and maturity - fixed-maturity securities available-for-sale	6,108,053	6,669,556
Proceeds from sale of real estate	-	3,600,000
Acquisition of property and equipment	(835,807)	(863,468)
Net cash flows used in investing activities	(8,203,453)	(11,844,067)

Cash flows from financing activities:
Principal payments on equipment financing	(317,156)	(299,155)
Principal payments on 2024 Notes	-	(5,950,000)
Proceeds from exercise of stock options	41,249	56,149
Withholding taxes paid on net exercise of stock options	-	(14,305)
Withholding taxes paid on vested restricted stock awards	(336,189)	(530,880)
Net proceeds from issuance of common stock	-	9,545,692
Dividends paid	(722,276)	-
Net cash flows (used in) provided by financing activities	(1,334,372)	2,807,501

(Decrease) increase in cash and cash equivalents	$(823,339)	$8,820,741
Cash and cash equivalents, beginning of period	12,178,730	28,669,441
Cash and cash equivalents, end of period	$11,355,391	$37,490,182

Supplemental disclosures of cash flow information:
Cash paid for income taxes-federal	$-	$-
Cash paid for income taxes-state	$-	$-
Cash paid for interest	$63,476	$1,370,448

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive (loss) income, net of tax	$(2,055,257)	$2,223,186
Lease liability in exchange for right-of-use asset	$-	$198,042

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Business and Basis of Presentation
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), operates through its wholly-owned subsidiaries, Kingstone Insurance Company ("KICO") and Kingstone America Insurance Company ("KAIC"). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2025 was the 11th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended March 31, 2026 and 2025, 98.7% and 98.3%, respectively, of KICO’s direct premiums written came from the New York policies. Kingstone, through its wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. KAIC is a Connecticut domiciled carrier which the Company plans to start writing business beginning in the second half of 2026.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2025 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the three months ended March 31, 2026 may not be indicative of the results that may be expected for the year ending December 31, 2026.
Note 2 – Accounting Policies
Basis of Presentation
See Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Kingstone and its wholly-owned subsidiaries: (1) KICO and its wholly-owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together, until March 2025, owned the land and building from which KICO operated (see Note 14 - Sale of Real Estate), (2) KAIC, an insurance carrier licensed by the state of Connecticut on May 1, 2026, which the Company plans to begin writing business in the second half of 2026, and (3) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.
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
Accounting Changes
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU-2023-09 is effective for public companies with annual periods beginning after December 15, 2024. The Company prospectively adopted ASU-2023-09 effective December 31, 2025, and has added the required disclosures that meet the materiality thresholds for the three months ended March 31,

2026. See Note 9 – Income Taxes. The adoption of the guidance updated disclosures but did not have an impact on the Company's results of operations.
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
Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit losses has not been recorded, as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$997,188	$-	$(938)	$-	$996,250	$(938)
Political subdivisions of States, Territories and Possessions (1)	24,121,154	126,389	-	(2,542,986)	21,704,557	(2,416,597)
Corporate and other bonds industrial and miscellaneous (1)	139,024,714	94,103	(843,219)	(2,828,182)	135,447,416	(3,577,298)
Residential mortgage and other asset backed securities (1) (2)	139,959,828	713,599	(461,679)	(4,559,545)	135,652,203	(4,307,625)
Total fixed-maturity securities	$304,102,884	$934,091	$(1,305,836)	$(9,930,713)	$293,800,426	$(10,302,458)

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,124	$10,066	$-	$-	$1,007,190	$10,066
Political subdivisions of States, Territories and Possessions (1)	24,125,578	182,580	-	(2,534,725)	21,773,433	(2,352,145)
Corporate and other bonds industrial and miscellaneous (1)	131,958,643	567,410	(118,901)	(2,540,470)	129,866,682	(2,091,961)
Residential mortgage and other asset backed securities (1) (2)	139,656,710	1,273,816	(62,968)	(4,477,673)	136,389,885	(3,266,825)
Total fixed-maturity securities	$296,738,055	$2,033,872	$(181,869)	$(9,552,868)	$289,037,190	$(7,700,865)
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale-leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024 KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of March 31, 2026 and December 31, 2025, the amount of required collateral was approximately $3,193,000 and $3,616,000, respectively. As of March 31, 2026 and December 31, 2025, the estimated fair value of the eligible collateral was approximately $3,193,000 and $3,616,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2026 and December 31, 2025, the estimated fair value of the eligible investments was approximately $9,313,000 and $9,598,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2026 and December 31, 2025, there was no outstanding balance on the FHLBNY credit line.
A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of March 31, 2026 and December 31, 2025 is shown below:

	March 31, 2026		December 31, 2025
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$9,514,164	$9,493,990	$6,039,179	$6,052,600
One to five years	79,965,646	78,421,717	76,122,161	75,365,535
Five to ten years	59,252,148	57,219,279	54,998,070	53,590,654
More than 10 years	15,411,098	13,013,237	19,921,935	17,638,516
Residential mortgage and other asset backed securities	139,959,828	135,652,203	139,656,710	136,389,885
Total	$304,102,884	$293,800,426	$296,738,055	$289,037,190
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on fixed-maturity securities classified as available-for-sale as of March 31, 2026 and December 31, 2025, respectively.

Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,946,422)	$6,803,900
Fixed income exchange traded funds	3,711,232	-	(760,432)	2,950,800
FHLBNY common stock	85,100	-	-	85,100
Total	$13,546,654	$-	$(3,706,854)	$9,839,800

	December 31, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,765,627)	$6,984,695
Fixed income exchange traded funds	3,711,232	-	(724,432)	2,986,800
FHLBNY common stock	85,100	-	-	85,100
Total	$13,546,654	$-	$(3,490,059)	$10,056,595
Other Investments
The cost and estimated fair value of, and gross gains on, the Company’s other investments as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026			December 31, 2025
Category	Cost	Gross Unrealized Gains	Estimated Fair Value	Cost	Gross Unrealized Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,769,709	$3,756,749	$1,987,040	$2,565,338	$4,552,378

Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,571	$-	$(4,564)	$(28,420)	$1,196,587	$(32,984)
Exchange traded debt	304,111	-	-	(57,111)	247,000	(57,111)
Corporate and other bonds industrial and miscellaneous	4,507,334	-	-	(897,784)	3,609,550	(897,784)
Total	$6,041,016	$-	$(4,564)	$(983,315)	$5,053,137	$(987,879)

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains			Estimated Fair Value	Net Unrealized Losses
			Gross Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,490	$-	$(3,070)	$(22,083)	$1,204,337	$(25,153)
Exchange traded debt	304,111	-	-	(62,111)	242,000	(62,111)
Corporate and other bonds industrial and miscellaneous	4,508,747	-	-	(817,817)	3,690,930	(817,817)
Total	$6,042,348	$-	$(3,070)	$(902,011)	$5,137,267	$(905,081)
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.
A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of March 31, 2026 and December 31, 2025 is shown below:

	March 31, 2026		December 31, 2025
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,066,759	2,014,576	2,063,366	2,029,462
Five to ten years	-	-	-	-
More than 10 years	3,974,257	3,038,561	3,978,982	3,107,805
Total	$6,041,016	$5,053,137	$6,042,348	$5,137,267
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of March 31, 2026 and December 31, 2025, respectively.

Investment Income
Major categories of the Company’s net investment income are summarized as follows:

	Three months ended March 31,
	2026	2025
Income:
Fixed-maturity securities	$3,270,975	$1,931,298
Equity securities	123,531	123,435
Cash and cash equivalents	50,976	40,661
Total	3,445,482	2,095,394
Expenses:
Investment expenses	107,901	46,798
Net investment income	$3,337,581	$2,048,596
There were no proceeds from the redemptions of fixed-maturity securities held-to-maturity for the three months ended March 31, 2026 and 2025, respectively.
Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $6,108,053 and $6,669,556 for the three months ended March 31, 2026 and 2025, respectively.
There were no proceeds from the sale of equity securities for the three months ended March 31, 2026 and 2025, respectively.

The Company’s net losses on investments are summarized as follows:

	Three months ended March 31,
	2026	2025
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$1,342	$788
Gross realized losses	(4,265)	(2,514)
Net realized losses	(2,923)	(1,726)

Unrealized Gains (Losses)

Equity Securities:
Gross gains	-	-
Gross losses	(216,795)	(193,330)
	(216,795)	(193,330)

Other Investments:
Gross gains	-	57,077
Gross losses	(795,629)	-
	(795,629)	57,077

Net unrealized losses	(1,012,424)	(136,253)

Net losses on investments	$(1,015,347)	$(137,979)
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
The Company did not identify any available-for-sale securities as of March 31, 2026 and December 31, 2025 which presented a risk of loss due to credit deterioration of the security.
At March 31, 2026 and December 31, 2025, there were 244 and 125 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the three months ended March 31, 2026 and 2025. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at March 31, 2026 as follows:

	March 31, 2026
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$996,250	$(938)	1	$-	$-	-	$996,250	$(938)
Political subdivisions of States, Territories and Possessions	-	-	-	13,910,850	(2,542,986)	12	13,910,850	(2,542,986)
Corporate and other bonds industrial and miscellaneous	86,124,829	(843,219)	99	34,340,099	(2,828,182)	38	120,464,928	(3,671,401)
Residential mortgage and other asset backed securities	55,468,419	(461,679)	63	29,068,870	(4,559,545)	31	84,537,289	(5,021,224)
Total fixed-maturity securities	$142,589,498	$(1,305,836)	163	$77,319,819	$(9,930,713)	81	$219,909,317	$(11,236,549)

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at December 31, 2025 as follows:

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
Note 4 - Fair Value Measurements
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 indicating the level of the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2026
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$996,250	$-	$-	$996,250

Political subdivisions of States, Territories and Possessions	-	21,704,557	-	21,704,557

Corporate and other bonds industrial and miscellaneous	135,447,416	-	-	135,447,416

Residential mortgage and other asset backed securities	-	135,652,203	-	135,652,203
Total fixed maturities	136,443,666	157,356,760	-	293,800,426
Equity securities	9,839,800	-	-	9,839,800
Total investments, at fair value	$146,283,466	$157,356,760	$-	$303,640,226

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,007,190	$-	$-	$1,007,190

Political subdivisions of States, Territories and Possessions	-	21,773,433	-	21,773,433

Corporate and other bonds industrial and miscellaneous	129,866,682	-	-	129,866,682

Residential mortgage and other asset backed securities	-	136,389,885	-	136,389,885
Total fixed maturities	130,873,872	158,163,318	-	289,037,190
Equity securities	10,056,595	-	-	10,056,595
Total investments, at fair value	$140,930,467	$158,163,318	$-	$299,093,785
The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of March 31, 2026 and December 31, 2025. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	March 31, 2026	December 31, 2025

Other Investments
Hedge fund	$3,756,749	$4,552,378
The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners, which are recorded in the condensed consolidated statements of operations and comprehensive (loss) income within net gains on investments.

Note 5 - Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments, including their fair value level as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities, held-to maturity, Level 1	$6,041,016	$5,053,137	$6,042,348	$5,137,267
Fixed-maturity securities, available-for-sale, Level 1	$136,443,666	$136,443,666	$130,873,872	$130,873,872
Fixed-maturity securities, available-for-sale, Level 2	$157,356,760	$157,356,760	$158,163,318	$158,163,318
Cash and cash equivalents, Level 1	$11,355,391	$11,355,391	$12,178,730	$12,178,730
Premiums receivable, net, Level 1	$19,027,968	$19,027,968	$21,012,408	$21,012,408
Reinsurance receivables, net, Level 3	$57,996,924	$57,996,924	$58,996,945	$58,996,945
Reinsurance balances payable, Level 3	$4,775,176	$4,775,176	$5,232,319	$5,232,319
Debt - Equipment financing, Level 2	$4,122,971	$4,081,330	$4,440,127	$4,380,922

Note 6 – Property and Casualty Insurance Activity
Premiums Earned
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Three months ended March 31, 2026
Premiums written	$69,603,381	$-	$7,989,856	$77,593,237
Change in unearned premiums	385,341	-	(22,109,764)	(21,724,423)
Premiums earned	$69,988,722	$-	$(14,119,908)	$55,868,814

Three months ended March 31, 2025
Premiums written	$58,174,996	$-	$2,834,411	$61,009,407
Change in unearned premiums	2,470,381	-	(19,956,725)	(17,486,344)
Premiums earned	$60,645,377	$-	$(17,122,314)	$43,523,063
Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of March 31, 2026 and December 31, 2025 was $5,897,368 and $4,003,453, respectively.
Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Three months ended March 31,	Year ended December 31,
	2026	2025

Balance at beginning of period	$140,538,618	$126,210,428
Less reinsurance recoverables	(33,232,365)	(32,322,637)
Net balance, beginning of period	107,306,253	93,887,791

Incurred related to:
Current year	46,838,450	85,349,385
Prior years	(1,264,066)	(1,083,663)
Total incurred	45,574,384	84,265,722

Paid related to:
Current year	10,747,362	40,940,473
Prior years	13,527,440	29,906,787
Total paid	24,274,802	70,847,260

Net balance at end of period	128,605,835	107,306,253
Add reinsurance recoverables	43,142,827	33,232,365
Balance at end of period	$171,748,662	$140,538,618
Incurred losses and LAE are presented in the accompanying condensed consolidated statements of operations and comprehensive (loss) income net of reinsurance recoveries under reinsurance contracts of $14,655,978 and $7,059,344 for the three months ended March 31, 2026 and 2025, respectively.

Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the three months ended March 31, 2026 and 2025 was $1,264,066 favorable and $599,275 favorable, respectively. During the three months ended March 31, 2026 property claims overall developed better than expected driven primarily by reserve takedowns on several large fire claims from accident years 2024 and 2025 as well as a large subrogation recovery on a water damage claim from accident year 2023, resulting in favorable development. During the three months ended March 31, 2025, property claims overall developed better than expected, driven primarily by reserve takedowns on several large fire and water damage claims from accident years 2022 through 2024, resulting in favorable development.
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
In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of March 31, 2023 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of March 31, 2026, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of March 31, 2026 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2017 to December 31, 2025 is presented as supplementary unaudited information.
All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of March 31, 2026
Accident Year	For the Years Ended December 31,									Three Months Ended March 31, 2026	IBNR	Cumulative Number of Reported Claims by Accident Year
	2017	2018	2019	2020	2021	2022	2023	2024	2025

	(Unaudited 2017 - 2025)									(Unaudited)

2017	$31,605	$32,169	$35,304	$36,160	$36,532	$36,502	$36,819	$37,268	$37,359	$37,350	$148	3,401
2018		54,455	56,351	58,441	59,404	61,237	61,145	61,686	61,897	61,796	649	4,238
2019			75,092	72,368	71,544	71,964	73,310	74,363	76,337	76,506	1,953	4,509
2020				63,083	62,833	63,217	63,562	64,400	65,888	65,837	927	5,896
2021					96,425	96,673	96,134	96,771	98,411	98,485	1,237	5,838
2022						79,835	78,759	78,078	77,319	77,211	2,388	4,721
2023							78,978	72,025	70,128	69,949	5,113	4,100
2024								57,860	54,364	54,280	6,451	3,143
2025									77,556	76,590	18,794	2,385
2026										43,788	10,680	976
									Total	$661,790

All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,									Three Months Ended March 31, 2026
	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited 2017 - 2025)									(Unaudited)

2017	$16,704	$24,820	$28,693	$31,393	$32,529	$33,522	$34,683	$35,046	$35,336	$35,352
2018		32,383	44,516	50,553	52,025	54,424	56,199	57,185	57,798	58,611
2019			40,933	54,897	58,055	60,374	63,932	66,109	68,648	69,614
2020				39,045	50,719	53,432	56,523	59,220	60,859	60,987
2021					56,282	77,756	82,317	85,314	90,865	92,199
2022						45,856	65,732	68,170	70,703	71,358
2023							46,280	56,952	59,571	59,783
2024								29,013	40,086	40,857
2025									36,572	44,280
2026										10,171
									Total	$543,212

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$118,579
All outstanding liabilities before 2017, net of reinsurance										1,716
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$120,295
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
The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the condensed consolidated balance sheet is as follows:
Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

(in thousands)	As of March 31, 2026
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$120,295
Total reinsurance recoverable on unpaid losses	43,143
Unallocated loss adjustment expenses	8,311
Total gross liability for loss and LAE reserves	$171,749
Reinsurance
On January 1, 2025, the Company entered into a 16% quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon the expiration of the 2025/2026 Treaty on January 1, 2026, the Company entered into a new 5% quota share reinsurance treaty for its personal lines business written in all states except California (for which the Company entered into a new 30% quota share reinsurance treaty) covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”).
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
Effective January 1, 2025, the Company renewed an underlying excess of loss reinsurance treaty ("Underlying XOL Treaty") covering the period from January 1, 2025 through June 30, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with the Company's excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. For the period October 1, 2024 through April 30, 2025, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000.
Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2026/2027 Treaty		2025/2026 Treaty
Line of Business	July 1, 2026 to January 1, 2027	January 2, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	5%	5%	16%	16%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	$950,000	$950,000	$840,000	$840,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2027	January 1, 2027	January 1, 2026	January 1, 2026
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$(5)	$8,250,000	$8,250,000	$8,400,000
		in excess of	in excess of	in excess of
		$750,000	$750,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$50,000	$8,175,000	$8,285,000	$8,360,000
Losses per occurrence
subject to reinsurance
coverage (5)	$1,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(5)	June 30, 2026	June 30, 2026	June 30, 2025

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	(5)	$5,500,000	$5,000,000	$4,250,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	(5)	$434,500,000	$435,000,000	$275,000,000

Reinstatement premium
protection (3)	(5)	Yes	Yes	Yes

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
(4)For the period January 1, 2024 through June 30, 2025, the Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the quota share treaty that expired on January 1, 2025. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty. For the period July 1, 2025 through June 30, 2026, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Increased retention to $715,000 from $640,000 under the 2025/2026 Treaty, and increased retention to $825,000 under the 2026/2027 Treaty (see note 5 below).
(5)Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30, 2026, with none of these coverages to be in effect during the period from July 1 2026 through January 1, 2027. If and when these treaties are renewed on July 1, 2026, the excess of loss and facultative facility, underlying excess of loss treaty, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2026 through January 1, 2027 is currently only covered under the 2026/2027 Treaty. The 2026/2027 Treaty will expire on January 1, 2027.
(6)For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty were excluded from a named catastrophe event. For the 2026/2027 Treaty, there is no exclusion for catastrophe events.
(7)Plus losses in excess of catastrophe coverage.
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Retention for winter storms is $5,200,000 under the 2025/2026 Treaty from January 1, 2025 through April 30, 2025, $3,900,000 from October 15, 2025 through January 1, 2026, the expiration date of the 2025/2026 Treaty, and $5,000,000 under the 2026/2027 Treaty through April 30, 2026.

	Treaty Year
Line of Business	July 1, 2025 to June 30, 2026	July 1, 2024 to June 30, 2025

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2026	June 30, 2025

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
Ceding Commission Revenue
The Company earned ceding commission revenue under the 2025/2026 Treaty for the three months ended March 31, 2025 based on: (i) a fixed provisional commission rate at which provisional ceding commissions were earned, and (ii) a sliding scale ("Sliding Scale") of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The Sliding Scale included minimum and maximum commission rates in relation to specified ultimate loss ratios. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases.
The Company earned ceding commission revenue under the 2026/2027 Treaty for the three months ended March 31, 2026 based on only a fixed provisional commission rate at which provisional ceding commissions were earned, with no provision for Sliding Scale ceding commission.
Ceding commission revenue consists of the following:

	Three months ended March 31,
	2026	2025

Provisional ceding commissions earned	$1,276,750	$3,252,404
Contingent ceding commissions earned	127,126	(293,713)
	$1,403,876	$2,958,691
Provisional ceding commissions are settled monthly. Balances due to or from reinsurers for contingent ceding commissions on the 2025/2026 Treaty will be settled annually based on the Loss Ratio of the treaty year that ends on January 1. Balances due to or from reinsurers for Sliding Scale contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30 for the expired treaties (which had June 30 expiration dates) that were subject to Sliding Scale contingent commissions. The Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and Sliding Scale contingent ceding commissions earned. As of March 31, 2026 and December 31, 2025, contingent ceding commissions receivable from reinsurers under the 2025/2026 Treaty was approximately $1,882,000 and $1,754,000, respectively, which is recorded in other assets on the accompanying condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, net contingent ceding commissions payable to reinsurers under all other treaties was approximately $733,000 and $732,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.
Expected Credit Losses – Uncollectible Reinsurance
The Company reviews reinsurance receivables which relate to both amounts already billed on ceded paid losses as well as ceded reserves that will be billed when losses are paid in the future. The Company has not recorded an allowance for uncollectible reinsurance as there is no perceived credit risk. The principal credit quality indicator used in the valuation of the allowance for reinsurance receivables is the financial strength rating of the reinsurer sourced from major rating agencies. Changes in the allowance for credit losses are presented as a component of other underwriting expenses on the condensed consolidated statements of operations and comprehensive (loss) income.
Note 7 – Debt
Federal Home Loan Bank
In July 2017, KICO became a member of, and invested in, the FHLBNY. KICO is required to maintain an investment in the capital stock of FHLBNY. Based on the redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews the stock for impairment based on the ultimate recoverability of the cost basis in the stock. At March 31, 2026 and December 31, 2025, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets under statutory insurance principles as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of March 31, 2026 and December 31, 2025 was approximately $17,879,000 and $16,873,000, respectively. The estimated fair value of available collateral as of March 31, 2026 and December 31, 2025 was approximately $9,313,000 and $9,598,000, respectively. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the three months ended March 31, 2026 and 2025.
Debt
Debt as of March 31, 2026 and December 31, 2025 consists of the following:

	March 31, 2026	December 31, 2025

13.75% Senior Notes due 2026 ("2024 Notes")	$-	$-
Equipment financing	4,122,971	4,440,127
Balance at end of period	$4,122,971	$4,440,127
2024 Notes
The Company issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to a debt exchange agreement (the “2024 Exchange Agreement”). Interest was payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. Pursuant to the 2024 Exchange Agreement, the expiration date of the then outstanding warrants to purchase 969,525 shares of Common Stock of the Company pursuant to a 2022 debt exchange ("2022 Exchange Agreement") was extended from December 30, 2025 to June 30, 2026 (all such warrants were subsequently exercised as of December 31, 2025) (see Note 8 – Stockholders’ Equity).
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
The 2024 Exchange Agreement provided for mandatory and optional prepayments of principal. The Company made optional prepayments of $3,500,000 on January 28, 2025, and $2,450,000 on February 24, 2025, and accordingly, satisfied the entire principal balance of the 2024 Notes. Unamortized debt issue costs of $174,962 related to extinguished debt were expensed at the time the 2024 Notes were extinguished and recorded as loss on extinguishment of debt in the condensed consolidated statements of operations and comprehensive (loss) income within other operating expenses.

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
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of March 31, 2026 and December 31, 2025, the amount of required collateral was approximately $3,193,000 and $3,616,000, respectively. As of March 31, 2026 and December 31, 2025, the fair value of KICO’s pledged collateral was approximately $3,193,000 and $3,616,000, respectively, in various fixed-maturity securities.
Future contractual payment obligations under the Financing as of March 31, 2026 are as follows:

For the Years Ending December 31,	Total
Remainder of 2026	$979,744
2027	1,119,021
2,098,765
2028 purchase price	2,024,206
Total	$4,122,971
Note 8 – Stockholders’ Equity
Dividends Declared and Paid
Dividends declared and paid on Common Stock were $722,276 and $0 for the three months ended March 31, 2026 and 2025. respectively. See Note 15 - Subsequent Events, Dividend Declared.
Preferred Stock
The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued as of March 31, 2026 and December 31, 2025.
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
As of March 31, 2026, there were 320,242 shares of Common Stock granted under the 2024 Plan.
Stock Options
The results of operations for the three months ended March 31, 2026 and 2025 include stock-based compensation expense for stock options totaling approximately $8,000 and $22,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Stock-based compensation expense related to stock options for the three months ended March 31, 2026 is net of estimated forfeitures of approximately 24%.
No options were granted during the three months ended March 31, 2026 and 2025. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
There have been no stock options granted under the 2024 Plan. A summary of stock option activity under the Company’s 2014 Plan for the three months ended March 31, 2026 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2026	199,991	$2.25	3.08	$2,915,869

Granted	-	$-	-	$-
Exercised	(32,918)	$2.25	-	$458,602
Expired/Forfeited	(6,666)	$2.25	2.86	$88,875

Outstanding at March 31, 2026	160,407	$2.25	2.77	$1,976,214

Vested and Exercisable at March 31, 2026	84,603	$2.25	2.77	$1,042,309

The aggregate intrinsic value of options outstanding and options exercisable at March 31, 2026 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $14.57 closing price of the Company’s Common Stock on March 31, 2026. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.
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
The Company received $41,249 from the exercise of 18,333 options during the three months ended March 31, 2026. The remaining options exercised during the three months ended March 31, 2026 were Net Exercises, resulting in the issuance of 12,530 shares of Common Stock.
As of March 31, 2026, the estimated fair value of unamortized compensation cost related to 75,804 unvested stock option awards was approximately $25,000. Unamortized compensation cost as of March 31, 2026 is expected to be recognized over a remaining weighted-average vesting period of 0.77 years.

Restricted Stock Awards
A summary of the restricted Common Stock activity under the 2024 Plan for the three months ended March 31, 2026 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2026	223,288	$15.35	$3,427,471

Granted	63,469	$16.83	$1,068,183
Vested	(74,571)	$15.65	$(1,167,036)
Forfeited	-	$-	$-

Balance at March 31, 2026	212,186	$15.69	$3,328,618

For the three months ended March 31, 2026 and 2025, stock-based compensation for these grants was approximately $637,000 and $308,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees. Unamortized compensation cost of $2,887,111 as of March 31, 2026 is expected to be recognized over a remaining weighted-average vesting period of 1.44 years.
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
The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022. There was no offering pursuant to the ESPP from November 1, 2022 through December 31, 2024. Effective January 1, 2025, the Company initiated an offering period of January 1, 2025 through December 31, 2025 under the ESPP (the "2025 Offering"). Effective January 1, 2026, the Company initiated an offering period of January 1, 2026 through December 31, 2026 under the ESPP (the "2026 Offering'). For the three months ended March 31, 2026 and 2025, stock-based compensation under the 2026 Offering and 2025 Offering was approximately $9,000 for both periods, which is included in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
Warrants
In connection with the 2022 Exchange Agreement (see Note 7 – Debt – “2024 Notes”), as additional consideration, on December 15, 2022, the Company issued warrants (the "Warrants") to the 2022 exchanging note holders to purchase 969,525 shares of Common Stock at an exercise price of $1.00 per share, initially exercisable through December 30, 2025. Pursuant to the 2024 Exchange Agreement, the expiration date of the Warrants was extended to June 30, 2026 from December 30, 2025. As of December 31, 2025, all issued warrants were exercised. The fair value of the Warrants, using the Black-Scholes valuation formula, was $993,200, which was capitalized as a deferred financing cost of the 2022 Notes and the 2024 Notes. The fair value of the Warrants was amortized over the life of the Warrants, which was 36.5 months through September 12, 2024 and effective as of such date, the unamortized balance was being amortized over the extended life of the Warrants, which was 21.5 months.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company initially had the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, the Company filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the three months ended March 31, 2026, the Company did not sell any shares of its Common Stock under the ATM program. As of March 31, 2026, the Company had remaining capacity to sell up to an additional $15,945,937 of Common Stock under the ATM program.
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
Income Taxes Paid
For the three months ended March 31, 2026 and 2025, the Company did not pay any federal or state income taxes.
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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	March 31, 2026	December 31, 2025

Deferred tax asset:
Net operating loss (1)	$1,324,828	$-
Claims reserve discount	1,869,846	1,562,424
Unearned premium	5,940,838	4,948,868
Deferred ceding commission revenue	591,873	1,756,131
Net unrealized losses on securities	2,570,317	1,811,373
Other	846,136	916,350
Total deferred tax assets	13,143,838	10,995,146

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred policy acquisition costs	5,837,947	5,852,113
Intangible assets	105,000	105,000
Depreciation and amortization	122,461	98,931
Total deferred tax liabilities	6,824,951	6,815,587

Net deferred income tax asset	$6,318,887	$4,179,559
(1)The deferred tax assets from federal current year net operating loss ("NOL"), and state current year and prior years NOL carryovers are as follows:

Type of NOL	March 31, 2026	December 31, 2025	Expiration

Federal only, current year	$1,324,828	$-	None

State only (A)	3,484,099	3,421,252	December 2027 - December 2045
Valuation allowance	(3,484,099)	(3,421,252)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$1,324,828	$-
(A)Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of March 31, 2026 and December 31, 2025 was $53,601,524 and $52,634,646, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. Kingstone has recorded a full valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2045.
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
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the three months ended March 31, 2026 and 2025. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2025 remain subject to examination.
Note 10 – Earnings Per Common Share
Basic net (loss) earnings per common share is computed by dividing net (loss) income by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per common share reflects, in periods in which it has a dilutive effect, the impact of shares of Common Stock issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the three months ended March 31, 2026 and 2025, there were no options with an exercise price in excess of the average market price of the Company’s Common Stock during the periods. For the three months ended March 31, 2025, there were no warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods.
The computation of diluted earnings per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months ended March 31, 2026 and 2025, there were 161,834 and -0-, respectively, options, warrants and restricted stock awards that were anti-dilutive for the relevant periods.
The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Three months ended March 31
	2026	2025

Weighted average number of shares outstanding	14,453,747	13,472,404

Effect of dilutive securities, common share equivalents:
Stock options	-	188,679
Warrants	-	583,567
Restricted stock awards	-	27,852

Weighted average number of shares outstanding, used for computing diluted earnings per share	14,453,747	14,272,502
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
Additional information regarding the Company’s office operating leases is as follows:

	Three months ended March 31,
Lease cost	2026	2025

Operating lease	$13,391	$4,464
Total lease cost	$13,391	$4,464

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$12,545	$4,085
Discount rate	13.75%	13.75%
Remaining lease term in years	3.92	4.92
Operating lease right-of-use assets, included in other assets, were $128,036 and $136,209 as of March 31, 2026 and December 31, 2025, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $128,036 and $136,209 as of March 31, 2026 and December 31, 2025, respectively.
Rent expense for the three months ended March 31, 2026 and 2025 amounted to $13,391 and $4,464, respectively, and is included in the accompanying condensed consolidated statements of operations and comprehensive (loss) income within other underwriting expenses.
Employment Agreements
Meryl Golden, President and Chief Executive Officer
Employment Agreement effective as of January 1, 2025
On April 15, 2024, the Company and Ms. Golden entered into a third amended and restated employment agreement (the “Third Amended Golden Employment Agreement”). The Third Amended Golden Employment Agreement was effective as of January 1, 2025 and extends the expiration date of Ms. Golden's previous employment agreement ("the Second Amended Golden Employment Agreement") from December 31, 2024 to January 10, 2027. Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (increased from $500,000 previously in effect) and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as previously in effect). Pursuant to the Third Amended Golden Employment Agreement (and as was provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by the Company without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued bonus in the event of the termination of her employment following a change of control of the Company (also as is provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden received during each of January 2025 and January 2026 a grant of 40,000 shares of restricted stock. The 2025 grant vested with respect to one-half of the award on the first anniversary of the grant date and will become vested with respect to one-half of the award on December 31, 2026. The 2026 grant will become vested on the first anniversary of the grant date.

See Note 15 - Subsequent Events, Employment Agreement.
Randy Patten, Chief Financial Officer, Vice President and Treasurer
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
Pursuant to the Patten Employment Agreement, Mr. Patten is entitled to receive an annual base salary of $400,000 and shall participate in the Company's Bonus Plan, including with respect to the SLT RSA bonus, each as described in Note 12 – Employee Benefit Plans, Bonus Plans, Employee Bonus Plan. In accordance with the Bonus Plan, Mr. Patten's cash bonus target is 25% of his base salary, and in no event, could the cash bonus for the calendar year ended December 31, 2025 be less than $35,000.
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
Note 12 – Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the three months ended March 31, 2026 and 2025, the Company accrued approximately $0 and $123,932, respectively, of cash payments related to an employee bonus plan (the "Bonus Plan"), of which $0 and $28,257, respectively, is allocated and recorded in loss and LAE, and $0 and $95,676, respectively, is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income. In addition to the cash payments, the Bonus Plan provides for a restricted stock award ("RSA") to the Company's senior leadership team ("SLT") and other members of management in an amount up to their cash payments if certain performance metrics have been met. The performance metrics for the three months ended March 31, 2026 and 2025 were not met, and, accordingly, no stock-based compensation liability has been accrued for the three months ended March 31, 2026 and 2025 for the SLT RSA bonus.
Executive Bonus Plan

For the three months ended March 31, 2026 and 2025, the Company accrued approximately $0 and $26,000, respectively, for a bonus pursuant to the Third Amended Golden Employment Agreement of which $0 and $23,000, respectively, is recorded in other underwriting expenses, and $0 and $3,000, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.
401(k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $138,000 and $113,000, respectively, of expense for the three months ended March 31, 2026 and 2025, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of operations and comprehensive (loss) income.

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

Net losses on investments, gain on sale of real estate, other operating expenses are corporate expenses, depreciation and amortization, interest expense, and income tax, which are broken out below the insurance operations components of the net combined ratio to return to the consolidated net income.

The Company's CODM uses these measures of profit or loss predominantly in the annual budget and forecasting process, considering budget-to-actual variances throughout the year. The CODM also uses these profit measures for evaluating (i) financial performance, (ii) pricing in the Company's insurance operations, and (iii) employee compensation.

The Company does not allocate items not included in the net combined ratio. Such items include net losses on investments, gain on sale of real estate, depreciation and amortization, interest expense, corporate expenses included in other operating expenses, and assets to these segments. The Company does not allocate income taxes to its segments. The Company does not manage those segments on after-tax results.

The following tables reconcile the revenue and expense components of the net combined ratio to consolidated net (loss) income for the periods presented.

	Three months ended March 31,
	2026	2025

Revenue components of net combined ratio
Net premiums earned	$55,868,814	$43,523,063
Ceding commission revenue	1,403,876	2,958,691
Other income	180,789	139,954
Total revenue components of net combined ratio	57,453,479	46,621,708

Expense components of net combined ratio
Loss and loss adjustment expenses	45,574,384	27,175,078
Commission expense	10,195,412	9,312,880
Other underwriting expenses	8,361,273	7,405,422
Total expense components of net combined ratio	64,131,069	43,893,380

Operating segment net (loss) income	(6,677,590)	2,728,328

Reconciliation of net income components
excluded from net combined ratio:

Revenue components excluded from net combined ratio
Net investment income	3,337,581	2,048,596
Net loss on investments	(1,015,347)	(137,979)
Gain on sale of real estate	-	1,965,989
Other income	23	461
Total revenue components excluded
from net combined ratio	2,322,257	3,877,067

Expense components excluded from net combined ratio
Other operating expenses	2,260,547	1,035,737
Depreciation and amortization	715,507	623,863
Interest expense	69,855	227,454
Income tax	(1,592,992)	835,681
Total expense components excluded
from net combined ratio	1,452,917	2,722,735

Total net loss components
excluded from net combined ratio:	869,340	1,154,332

Consolidated net (loss) income	$(5,808,250)	$3,882,660

The following table shows the calculation of the net combined ratio and return on equity from net investment income for the periods presented.

	Three months ended
	March 31,
	2026	2025
Net combined ratio
Net loss ratio	81.6%	62.4%
Net underwriting expense ratio	30.4%	31.3%
Net combined ratio	112.0%	93.7%

Reconciliation of net underwriting expense ratio:
Commission expense and other
underwriting expenses	$18,556,685	$16,718,302
Less: Ceding commission revenue	(1,403,876)	(2,958,691)
Less: Other income	(180,789)	(139,954)
Total commission expense and other
underwriting expenses	$16,972,020	$13,619,657

Net earned premium	$55,868,814	$43,523,063

Net Underwriting Expense Ratio	30.4%	31.3%

Return on equity on net investment income
Stockholders' equity beginning of period	$122,731,249	$66,708,451
Stockholders' equity end of period	$114,504,510	$82,209,963
Average stockholders' equity	$118,617,880	$74,459,207
Net investment income	$3,337,581	$2,048,596
Return on equity on net investment income	2.8%	2.8%
Return on equity on net investment income - annualized	11.2%	11.2%
Total assets	$465,339,043	$385,439,240
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
Note 15 – Subsequent Events
The Company has evaluated events that occurred subsequent to March 31, 2026 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.
Employment Agreement
Meryl Golden, President and Chief Executive Officer
On April 17, 2026, the Company and Ms. Golden entered into a Fourth Amended and Restated Employment Agreement (the “Fourth Amended Golden Employment Agreement”). The Fourth Amended Golden Employment Agreement is effective as of January 11, 2027 and expires on January 10, 2029. The Fourth Amended Golden Employment Agreement extends the expiration date of the Third Amended Golden Employment Agreement from January 10, 2027 to January 10, 2029.

Pursuant to the Fourth Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (the same as currently in effect) and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as currently in effect). Pursuant to the Fourth Amended Golden Employment Agreement (and as provided for in the Third Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by the Company without cause or she resigns for good reason (each as defined in the Fourth Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued 3% bonus in the event of the termination of her employment following a change of control of the Company (also as is provided for in the Third Amended Golden Employment Agreement). Pursuant to the Fourth Amended Golden Employment Agreement, Ms. Golden will be entitled to receive, under certain circumstances, a grant, during each of January 2027 and January 2028, of 40,000 shares of restricted stock. The 2027 grant will become vested with respect to one-half of the award on each of the first and second anniversaries of the grant date. The 2028 grant will become vested on the first anniversary of the grant date. The above grants are generally consistent with the grants provided for in the Third Amended Golden Employment Agreement. In the event that the Company is precluded from making a grant to Ms. Golden in either 2027 or 2028, she would instead be entitled to a cash bonus for such year equal to 40,000 multiplied by the common stock market price at the time.
Dividend Declared
On April 27, 2026, the Company’s Board of Directors approved a quarterly dividend of $0.05 per share payable in cash on May 26, 2026 to stockholders of record as of the close of business on May 11, 2026 (see Note 8 – Stockholders’ Equity).
Kingstone America Insurance Company
Our wholly-owned subsidiary, Kingstone America Insurance Company ("KAIC"), was licensed to write property and casualty insurance by the state of Connecticut on May 1, 2026. We expect KAIC to begin writing policies in the latter part of 2026.
There were no other subsequent events identified requiring recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto insurance in New York, and in 2025 was the 11th largest writer of homeowners insurance in New York. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. Our wholly-owned subsidiary, Kingstone America Insurance Company ("KAIC"), was licensed to write property and casualty insurance by the state of Connecticut on May 1, 2026. We expect KAIC to begin writing policies in the latter part of 2026. For the three months ended March 31, 2026 and 2025, respectively, 98.7% and 98.3% of KICO’s direct premiums written came from the New York policies.
In addition, our wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. In April 2026, Cosi became licensed in California, and we expect to expand our underwriting operations to California during 2026 through the policies Cosi writes. Cosi retains the profit between the commission revenue received and the commission expense paid (“Net Cosi Revenue”). Commission expense is reduced by Net Cosi Revenue. Cosi-related operating expenses are minimal and are included in other operating expenses.
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
In May 2019, due to the poor performance of these lines, we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of March 31, 2026 and December 31, 2025, there were no commercial liability policies in-force. As of March 31, 2026, these expired policies represented approximately 9.9% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.
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
Direct premiums written, net premiums written: Direct premiums written is a non-GAAP measure, which represent the total premiums charged on policies issued by an insurance company during the respective fiscal period. Net premiums written is a non-GAAP measure, which are direct premiums written less premiums ceded to reinsurers. Net premiums earned, the GAAP measure most comparable to direct premiums written and net premiums written, are net premiums written that are pro-rata earned during the fiscal period presented. All of our policies are written for a twelve-month period. Management uses direct premiums written and net premiums written, along with other measures, to gauge our performance and evaluate results. Direct premiums written and net premiums written are provided as supplemental information, not as a substitute for net premiums earned, and do not reflect the Company’s net premiums earned.
Net loss ratio: The net loss ratio is a GAAP measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of net losses and LAE incurred to net premiums earned.
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
Net underwriting expense ratio: The net underwriting expense ratio is a GAAP measure of an insurance company’s operational efficiency in administering its business. Expressed as a percentage, this is the ratio of the sum of acquisition costs (the most significant being commissions paid to our producers) and other underwriting expenses less ceding commission revenue less other income to net premiums earned.
Net underwriting expense ratio excluding the effect of catastrophes: The net underwriting expense ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between the GAAP net underwriting expense ratio and the effect of catastrophes on the net underwriting expense ratio. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses cause our net underwriting expense ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the net underwriting expense ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net underwriting expense ratio. The net underwriting expense ratio excluding the effect of catastrophes should not be considered a substitute for the net underwriting expense ratio and does not reflect our net underwriting expense ratio.
Net combined ratio: The net combined ratio is a GAAP measure of an insurance company’s overall underwriting profit. This is the sum of the net loss and net underwriting expense ratios. If the net combined ratio is at or above 100 percent, an insurance company cannot be profitable without investment income, and may not be profitable if investment income is insufficient.
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
Underwriting (loss) income: Underwriting (loss) income is net pre-tax (loss) income attributable to our insurance underwriting business before investment activity. It excludes net investment income, net realized gains from investments, gain on sale of real estate, depreciation and amortization, and interest expense (net premiums earned less expenses included in combined ratio). Underwriting (loss) income is a measure of an insurance company’s overall operating profitability before items such as investment income, depreciation and amortization, interest expense and income taxes.
Net (loss) income from insurance underwriting business on a standalone basis: Net (loss) income from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net (loss) income without the effect of holding company operations on GAAP net (loss) income. Management believes that this measure is useful to investors, and it is used by management to reveal the trends in our insurance underwriting business that may be obscured by holding company operations. Holding company operations cause our GAAP net (loss) income to vary significantly between periods as a result of their magnitude and can have a significant impact on GAAP net (loss) income. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is GAAP net (loss) income. Net (loss) income from insurance underwriting business on a standalone basis should not be considered a substitute for GAAP net (loss) income and does not reflect our GAAP net (loss) income.
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
Application of critical accounting estimates involve the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of similar companies.
See below a description of these critical accounting estimates. Also see Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
Loss and Loss Adjustment Expense Reserves
Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026			As of December 31, 2025
($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$95,966	$29,592	$66,374	$75,385	$20,749	$54,636
Case LAE	7,385	1,867	5,518	7,459	1,812	5,646
IBNR loss	46,616	9,336	37,280	38,794	8,277	30,517
IBNR LAE	21,782	2,348	19,434	18,901	2,394	16,507
Total	$171,749	$43,143	$128,606	$140,539	$33,232	$107,306
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
Deferred Income Taxes
Our effective tax rate is based on GAAP income at statutory tax rates, adjusted for non-taxable and non-deductible items, and tax credits. Changes in estimates used in preparing the condensed consolidated statements of operations and comprehensive (loss) income could result in significant changes to our deferred tax asset or liability.
Deferred tax assets or liabilities are recognized for estimated future tax consequences which result in differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis. These assets and liabilities are carried at the enacted tax rates expected to apply when the asset or liability is expected to be recovered or settled. Changes in estimates and assumptions in the condensed consolidated statements of operations and comprehensive (loss) income, or changes in the enacted tax rate, could result in significant variances between our carried deferred tax and tax recognized on the recovery or settlement of the asset or liability.
Investments
Bonds are classified as held-to-maturity (“HTM”) or available-for-sale (“AFS”), and stocks are generally classified as AFS. Investments classified as HTM are carried at amortized cost, which requires very little judgement. Investments in stocks classified as AFS are generally carried at fair value with an unrealized gain/loss recorded in net income. Investments in bonds classified as AFS are generally carried at fair value with an unrealized gain/loss recorded in accumulated other comprehensive income. Actual results could vary significantly from the fair values recognized in the condensed consolidated statements of operations and comprehensive (loss) income.
Policies in Force and Direct Premiums Written
See the tables below for our policies in force as of March 31, 2026 and 2025 and direct written premiums for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, our direct written premiums increased by 19.6% compared to the three months ended March 31, 2025, while policies in force increased by 7.2% as of March 31, 2026 as compared to March 31, 2025.

	As of March 31,
	2026	2025	Change	Percent

Policies In Force	82,406	76,905	5,501	7.2%

	Three months ended March 31,
(000’s except percentages)	2026	2025	Change	Percent

Direct premiums written[1]	$69,603	$58,175	$11,428	19.6%
1Direct premiums written is a non-GAAP measure defined above under "Key GAAP and Non-GAAP Measures". See "Non-GAAP Financial Measures" below for a reconciliation of direct premiums written to the GAAP measure of net premiums earned.

Change in Market Dynamics (underway), and 5-Year Growth Plan (underway)
•Change in Market Dynamics
We refer to the new business described in the next two paragraphs as a Change in Market Dynamics.
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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, has been approved by the New York State Department of Financial Services ("DFS"). This competitor wrote approximately $70 million in written premium. The Withdrawal Plan has enabled KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in late third quarter of 2025. This transaction is being handled in a similar manner to the paragraph above, except that we are streamlining the process by providing a quote for eligible policyholders to our producers.
•5-Year Growth Plan
In 2025, we announced our 5-year goal of $500 million in direct written premium by 2029 (the "5-Year Growth Plan"), effectively doubling the size of our company relative to such time. We developed a strategic plan that outlines how we will achieve this goal through a combination of organic initiatives and strategic inorganic opportunities in our core state of New York along with measured geographic expansion into new states. We intend to maintain our focus on our core expertise of insuring catastrophe-exposed properties.
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
Consolidated Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2026	2025	Change	Percent
Revenues
Direct premiums written (1)	$69,603	$58,175	$11,428	19.6%
Ceded premiums written
Ceded to quota share treaties (2)	(10,327)	(4,193)	(6,134)	(146.3)%
Ceded to excess of loss treaties	1,572	1,359	213	15.7%
Ceded to catastrophe treaties	764	-	764	NM
Total ceded premiums written	(7,990)	(2,834)	(5,156)	(181.9)%

Net written premiums (1)	77,593	61,009	16,584	27.2%

Change in unearned premiums
Direct	385	2,470	(2,085)	(84.4%)
Ceded to reinsurance treaties (2)	(22,110)	(19,957)	(2,153)	(10.8)%
Change in net unearned premiums	(21,724)	(17,486)	(4,238)	(24.2)%

Premiums earned
Direct	69,989	60,645	9,344	15.4%
Ceded to reinsurance treaties (2)	(14,120)	(17,122)	3,002	17.5%
Net premiums earned	55,869	43,523	12,346	28.4%

Ceding commission revenue (2)	1,404	2,959	(1,555)	(52.6)%
Net investment income	3,338	2,049	1,289	62.9%
Net losses on investments	(1,015)	(138)	(877)	NM
Gain on sale of real estate	-	1,966	(1,966)	(100.0)%
Other income	181	140	41	29.3%
Total revenues	59,775	50,499	9,276	18.4%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	34,611	33,341	1,270	3.8%
Losses from catastrophes (3)	25,619	893	24,726	NM
Total direct and assumed loss and loss adjustment expenses	60,230	34,234	25,996	75.9%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	3,535	6,916	(3,381)	(48.9)%
Losses from catastrophes (3)	11,121	143	10,978	NM
Total ceded loss and loss adjustment expenses	14,656	7,059	7,597	107.6%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	31,076	26,425	4,651	17.6%
Losses from catastrophes (3)	14,499	750	13,749	NM
Net loss and loss adjustment expenses	45,574	27,175	18,399	67.7%

Commission expense	10,195	9,313	882	9.5%
Other underwriting expenses	8,361	7,405	956	12.9%
Other operating expenses	2,261	1,036	1,225	118.2%
Depreciation and amortization	716	624	92	14.7%
Interest expense	70	227	(157)	(69.2)%
Total expenses	67,177	45,780	21,397	46.7%

(Loss) income before taxes	(7,401)	4,718	(12,119)	(256.9)%
Income tax (benefit) expense	(1,593)	836	(2,429)	(290.6)%
Net (loss) income	$(5,808)	$3,883	$(9,690)	(249.6)%
(Columns in the table above may not sum to totals due to rounding)

(1)Direct premiums written and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
(2)For the three months ended March 31, 2025, our personal lines business was subject to a 16% quota share treaty, expiring on January 1, 2026. Effective January 1, 2026, we entered into a 5% personal lines quota share treaty, under a cutoff basis.
(3)The three months ended March 31, 2026 and 2025 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended March 31,
	2026	2025	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	81.6%	62.4%	19.2	30.8%
Net underwriting expense ratio	30.4%	31.3%	(0.9)	(2.9)%
Net combined ratio	112.0%	93.7%	18.3	19.5%
Direct Premiums Written(1)
Direct premiums written during the three months ended March 31, 2026 (“Three Months of 2026”) were $69,603,000 compared to $58,175,000 during the three months ended March 31, 2025 (“Three Months of 2025”). The increase of $11,428,000, or 19.6%, was primarily due to an increase in premiums from our personal lines business. Direct premiums written from our personal lines business for the Three Months of 2026 were $65,924,000, an increase of $11,611,000, or 21.4%, from $54,313,000 in the Three Months of 2025. The 21.4% increase in premiums from our personal lines business was primarily due to the organic growth from the Change in Market Dynamics in the New York market and to a lesser extent an increase in rates primarily from an increase in replacement costs.
Direct premiums written from our livery physical damage business for the Three Months of 2026 were $3,662,000, a decrease of $185,000, or 4.8%, from $3,847,000 in the Three Months of 2025. The decrease in direct premiums written for livery physical damage is due to a decrease in policies in force.
___________________
(1) Direct premiums written is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
Net Premiums Written(1) and Net Premiums Earned
Net premiums written increased $16,584,000, or 27.2%, to $77,593,000 in the Three Months of 2026 from $61,009,000 in the Three Months of 2025. Net premiums written include direct premiums, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in the Three Months of 2026 is primarily due to changes to our personal lines quota share reinsurance treaty, the additional premiums due to the organic growth from the Change in Market Dynamics in the New York market and to a lesser extent an increase in rates primarily from an increase in replacement costs, See quota share reinsurance treaties discussion below.
___________________
(1) Net written premiums is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
Quota share reinsurance treaties
Effective January 1, 2025, we entered into a 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business written in all states except California (for which the Company entered into a new 30% quota share reinsurance treaty) covering the period from January 1, 2026 through January 1,

2027 (“2026/2027 Treaty”). Our personal lines business was subject to the 2026/2027 Treaty in the Three Months of 2026, and the 2025/2026 Treaty in the Three Months of 2025. In the Three Months of 2026, our premiums ceded under quota share treaties decreased by $6,134,000 in comparison to premiums ceded under quota share treaties in the Three Months of 2025 (see table above). The decrease in the Three Months of 2026 was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2026/2027 Treaty compared to direct premiums written subject to the 2025/2026 Treaty. The inception of the 2026/2027 Treaty was recorded as a cutoff, resulting in the return of $13,277,000 from reinsurers to us of previously ceded premiums written that were unearned as of January 1, 2026. The inception of the 2025/2026 Treaty was recorded as a cutoff, resulting in the return of $11,471,000 from reinsurers to us of previously ceded premiums written that were unearned as of January 1, 2025.
Excess of loss reinsurance treaties
In the Three Months of 2026, our ceded excess of loss reinsurance premiums increased $213,000 compared to the ceded excess of loss premiums for the Three Months of 2025. Effective January 1, 2025, we renewed an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2025 through June 30, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with the Company's excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Retention was increased to $825,000 from $715,000 under the 2025/2026 Treaty.
Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. With regard to treaties entered into on July 1, 2025 ("2025/2026 Catastrophe Treaty") and 2024 ("2024/2025 Catastrophe Treaty"), we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2025 and 2024, respectively. The 2025/2026 Catastrophe Treaty covers 80% of losses on the first layer of 5,000,000 in excess of $5,000,000 (catastrophe coverage of $4,000,000), and losses of $440,000,000 in excess of $10,000,000 (catastrophe coverage of $430,000,000), for a total catastrophe coverage of $434,000,000. The 2024/2025 Catastrophe Treaty covered 95% of losses on the first layer of $5,000,000 in excess of $5,000,000 (catastrophe coverage of $4,750,000), and losses of $280,000,000 in excess of $10,000,000 (catastrophe coverage of $270,000,000), for a total catastrophe coverage of $274,750,000. Catastrophe coverage under the 2025/2026 Catastrophe Treaty increased by $159,250,000 compared to the 2024/2025 Catastrophe Treaty. As a result of recording the entire annual catastrophe premiums at the inception of the treaties, catastrophe premiums in subsequent quarters would be due to premium adjustments. In the Three Months of 2026, our premiums ceded under our catastrophe treaties was $764,000 in comparison to no premiums ceded under catastrophe treaties in the Three Months of 2025 (see table above). The change in the Three Months of 2026 was due reinstatement premiums related to winter catastrophe losses, offset by a no loss bonus from one of our reinsurers.
Net premiums earned
Net premiums earned increased $12,346,000, or 28.4%, to $55,869,000 in the Three Months of 2026 from $43,523,000 in the Three Months of 2025. The increase was due to the 11 percentage point reduction in quota share rates discussed above, and the increase in premiums from the Change in Market Dynamics, partially offset by an increase in catastrophe premiums due to the increase in catastrophe coverage reflected in ceded catastrophe premiums earned.
Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended March 31,
($ in thousands)	2026	2025	Change	Percent

Provisional ceding commissions earned	$1,277	$3,252	$(1,975)	(60.7)%
Contingent ceding commissions earned	127	(294)	421	(143.2)%

Total ceding commission revenue	$1,404	$2,959	$(1,555)	(52.6)%

Ceding commission revenue was $1,404,000 in the Three Months of 2026 compared to $2,959,000 in the Three Months of 2025. The decrease of $1,555,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In the Three Months of 2026, we earned provisional ceding commissions of $1,277,000 from personal lines earned premiums ceded under the 2026/2027 Treaty, and in the Three Months of 2025, we earned provisional ceding commissions of $3,252,000 from personal lines earned premiums ceded under the 2025/2026 Treaty. The decrease of $1,975,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during the Three Months of 2026 compared to the Three Months of 2025, offset by an increase in ceding commission rates under the 2026/2027 Treaty.
Contingent Ceding Commissions Earned
Under our 2025/2026 Treaty and prior years’ quota share treaties before July 1, 2017, we received a contingent ceding commission based on a sliding scale of commission rates and ultimate treaty year loss ratio on the policies reinsured under this agreement based upon which contingent ceding commissions are earned. The sliding scale includes minimum and maximum commission rates in relation to specified ultimate loss ratio. The commission rate and contingent ceding commissions earned increase when the estimated ultimate loss ratio decreases and, conversely, the commission rate and contingent ceding commissions earned decrease when the estimated ultimate loss ratio increases. The lower the ceded loss ratio, the more contingent commission we received. The structure of the 2026/2027 Treaty calls for a fixed provisional ceding commission with no opportunity to earn additional contingent ceding commissions.
Net Investment Income
Net investment income was $3,338,000 in the Three Months of 2026 compared to $2,049,000 in the Three Months of 2025, an increase of $1,289,000, or 62.9%, primarily due to an increase in cash generated from operations invested in fixed-income securities and an increase in average yield on non-cash invested assets. The average yield on non-cash invested assets was 4.3% as of March 31, 2026 compared to 3.7% as of March 31, 2025.
Cash and invested assets were $324,793,000 as of March 31, 2026 compared to $321,867,000 as of March 31, 2025, an increase of $2,926,000, primarily driven by cash flows from operations.
Net Losses on Investments
Net losses on investments were $1,015,000 in the Three Months of 2026 compared to net losses on investments of $138,000 in the Three Months of 2025. Unrealized losses on our equity securities and other investments in the Three Months of 2026 were $1,012,000, compared to unrealized losses on our equity securities and other investments of $136,000 in the Three Months of 2025. Net realized losses on sales of investments were $3,000 in the Three Months of 2026 compared to net realized losses on sales of investments of $2,000 in the Three Months of 2025.
Gain on Sale of Real Estate
Gain on sale of real estate was $0 in the Three Months of 2026 compared to $1,966,000 in the Three Months of 2025. On March 19, 2025 one of our subsidiaries closed on the sale of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. We are now renting a smaller facility in Kingston, New York.
Other Income
Other income was $181,000 in the Three Months of 2026 compared to $140,000 in the Three Months of 2025, an increase of $41,000, or 29.3%.
Net Loss and LAE
Net loss and LAE was $45,574,000 for the Three Months of 2026 compared to $27,175,000 for the Three Months of 2025. The net loss ratio was 81.6% in the Three Months of 2026 compared to 62.4% in the Three Months of 2025, an increase of 19.2 percentage points.

The higher loss ratio in the Three Months of 2026 is due to a greater impact from catastrophes, in particular several large winter storm catastrophe events from January and February. The largest of these events was an extended period of subfreezing temperatures in early February resulting in a large number of pipe freeze claims. The total net catastrophe impact for the Three Months of 2026 was $14,499,000, which contributed 26.0 points to the loss ratio. By comparison, the catastrophe impact for the Three Months of 2025 was

1.7 points. Favorable prior accident year reserve development decreased the net loss ratio by 2.3 points during the Three Months of 2026 as compared to decreasing the net loss ratio by 1.4 points during the Three Months of 2025. For the Three Months of 2026, property claims overall developed better than expected, driven primarily by reserve takedowns on several large fire claims from accident years 2024 and 2025 as well as a large subrogation recovery on a water damage claim from accident year 2023, resulting in favorable development. For the Three Months of 2025, the favorable prior accident year reserve development was attributable to reserve takedowns on several large fire and water damage claims from accident years 2022 through 2024.

The underlying loss ratio(1) (loss ratio excluding the impact of catastrophes and prior accident year reserve development) was 57.9% for the Three Months of 2026, a decrease of 4.2 points from the 62.1% underlying loss ratio recorded for the Three Months of 2025. The improvement in the underlying loss ratio for the Three Months of 2026 as compared to the Three Months of 2025 was primarily due to low non-catastrophe loss frequency, higher average premium, and continued discipline in underwriting. Reported personal lines non-catastrophe claim frequency for the Three Months of 2026 was in line with the historical average while non-catastrophe severity was higher due to a greater impact from large fire claims. However, a significant portion of the incurred loss related to the large claims was ceded to our per risk excess of loss treaty, resulting in a lower impact on a net basis. Excluding amounts ceded to the per risk excess of loss treaty and adjusting for inflation, severity for the Three Months of 2026 was comparable to the Three Months of 2025.

___________________
(1) Underlying loss ratio is a non-GAAP ratio, which is computed as the GAAP net loss ratio excluding the effect of prior year loss reserve development and catastrophe losses. See "Non-GAAP Financial Measures" for a reconciliation of underlying loss ratio to the GAAP measure of net loss ratio.
See table below under “Additional Financial Information” summarizing net loss ratios by line of business.
Commission Expense
Commission expense was $10,195,000 in the Three Months of 2026 or 14.6% of direct earned premiums. Commission expense was $9,313,000 in the Three Months of 2025 or 15.4% of direct earned premiums The increase of $882,000 in the Three Months of 2026 compared to the Three Months of 2025 was primarily due to an increase in direct earned premiums of $9,344,000, partially offset by a decrease of $255,000 for an accrual of estimated contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $8,361,000 in the Three Months of 2026 compared to $7,405,000 in the Three Months of 2025. The increase of $956,000, or 12.9%, was primarily due to increases in salaries and employment costs as described below, an increase in premium taxes due to the growth in direct earned premiums, and an increase in DFS regulatory fees.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $3,865,000 in the Three Months of 2026 compared to $3,351,000 in the Three Months of 2025. Salaries and employment costs were 6.9 points of the net underwriting expense ratio in the Three Months of 2026, a reduction of 0.8 points from 7.7 points in the Three Months of 2025 primarily due to the economies of scale with the increase in net premiums earned. The dollar increase in salaries and employment costs was due to annual salary increases, and strengthening of our professional team by investing in hiring talent with insurance industry experience due to the growth in premiums written and anticipated new business in accordance with our 5-Year Growth Plan.

Our net underwriting expense ratio in the Three Months of 2026 was 30.4%, compared with 31.3% in the Three Months of 2025. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended March 31,		Percentage Point Change
	2026	2025
Other underwriting expenses
Employment costs	6.9%	7.7%	(0.8)
Underwriting fees (inspections/surveys)	1.1	1.3	(0.2)
IT expenses	1.4	1.6	(0.2)
Professional fees	1.0	1.2	(0.2)
Other expenses	4.7	5.2	(0.5)
Total other underwriting expenses	15.1	17.0	(1.9)

Commission expense	18.2	21.4	(3.2)

Ceding commission revenue
Provisional	(2.3)	(7.5)	5.2
Contingent	(0.2)	0.7	(0.9)
Total ceding commission revenue	(2.5)	(6.8)	4.3

Other income	(0.3)	(0.3)	—

Net underwriting expense ratio	30.4%	31.3%	(0.9)
(Components may not sum to totals due to rounding)
Other Operating Expenses
Other operating expenses were $2,261,000 for the Three Months of 2026 compared to $1,036,000 for the Three Months of 2025. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended March 31,
($ in thousands)	2026	2025	Change	Percent

Other operating expenses
Employment costs	$59	$56	$3	5.4%
Executive bonus	-	3	(3)	(100.0)
Equity compensation	654	339	315	92.9
Professional	1,116	136	980	NM
Directors fees	233	125	108	86.4
Insurance	29	47	(18)	(38.3)
Loss on extinguishment of debt	-	175	(175)	(100.0)
Other expenses	170	155	15	9.7
Total other operating expenses	$2,261	$1,036	$1,225	118.2%
(Components may not sum to totals due to rounding)
The increase in the Three Months of 2026 of $1,225,000, or 118.2%, as compared to the Three Months of 2025 was primarily due to an increase in equity compensation and professional fees, partially offset by a decrease in loss on extinguishment of debt. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31,

2025 pursuant to our employee bonus plan, and to our CEO and CFO pursuant to their respective employment agreements. The increase in professional fees is due to legal fees incurred related to board level projects and additional accounting expenses incurred related to our new requirement for the audit of our internal control over financial reporting. The reduction in loss on extinguishment of debt loss is due to writing off the balance of unamortized debt issue costs upon the prepayment of the 2024 Notes in the Three Months of 2025 as disclosed in Note 7 to the condensed consolidated financial statements.
Depreciation and amortization was $716,000 in the Three Months of 2026 compared to $624,000 in the Three Months of 2025. The increase of $92,000, or 14.7%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in the Three Months of 2026 was $70,000 compared to $227,000 in the Three Months of 2025, a decrease of $157,000 or 69.2%. In the Three Months of 2025, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2024 Notes which were paid off in the first Three Months of 2025. In addition, we also incurred interest expense on the 2022 equipment financing.
Income Tax (Benefit) Expense
Income tax (benefit) in the Three Months of 2026 was $(1,593,000), which resulted in an effective tax rate of 21.5%. Income tax expense in the Three Months of 2025 was $836,000, which resulted in an effective tax rate of 17.7%. The difference in effective tax rate is due to the effect of permanent differences in the Three Months of 2026 compared to the Three Months of 2025. In the Three Months of 2026, the vesting of restricted stock awards resulted in an income tax benefit, due to the increase in the stock price on the vesting date as compared to the grant date, which had the effect of reducing the effective tax rate. In the Three Months of 2025, the vesting of restricted stock awards resulted in an income tax benefit, due to the increase in the stock price on the vesting date as compared to the grant date, which had the effect of reducing the effective tax rate. In the Three Months of 2026, the increase in stock price was not as great as the increase in the Three Months of 2025 on the vesting of restricted stock awards, resulting in a lower tax benefit, which had the effect of increasing the effective tax rate when compared to the prior year.
Net (Loss) Income
Net (loss) was $(5,808,000) in the Three Months of 2026 compared to net income of $3,883,000 in the Three Months of 2025. The decrease in net income of $9,691,000 was due to the items described above.
Additional Financial Information
We operate our business as one segment, property and casualty insurance. Within this segment, we offer an array of property and casualty policies through our producers. The following table summarizes gross and net written premiums, net premiums earned, and net loss and loss adjustment expenses by major product type, which were determined based primarily on similar economic characteristics and risks of loss.

	Three Months Ended March 31,
	2026	2025
Direct premiums written(1):
Personal lines	$65,924,498	$54,312,913
Livery physical damage	3,662,476	3,847,046
Other(1)	16,407	15,037
Total gross premiums written	$69,603,381	$58,174,996

Net premiums written(1):
Personal lines	$73,912,340	$57,145,389
Livery physical damage	3,662,476	3,847,046
Other(2)	18,421	16,972
Total net premiums written	$77,593,237	$61,009,407

Net premiums earned:
Personal lines	$52,289,709	$39,936,324
Livery physical damage	3,563,463	3,569,026
Other(2)	15,642	17,713
Total net premiums earned	$55,868,814	$43,523,063

Net loss and loss adjustment expenses(4):
Personal lines	$42,227,002	$24,731,759
Livery physical damage	1,622,061	1,458,305
Other(2)	62,488	14,667
Unallocated loss adjustment expenses	1,678,444	1,361,872
Total without commercial lines in run-off	45,589,995	27,566,603
Commercial lines (in run-off effective July 2019)(2)	(15,611)	(391,525)
Total net loss and loss adjustment expenses	$45,574,384	$27,175,078

Net loss ratio(4):
Personal lines	80.8%	61.9%
Livery physical damage	45.5%	40.9%
Other(2)	399.5%	82.8%
Total without commercial lines in run-off	81.6%	63.3%
Commercial lines (in run-off effective July 2019)(3)	na	na
Total	81.6%	62.4%
(1)Direct premiums written and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures". See "Non-GAAP Financial Measures" below for a reconciliation of direct written premiums, and net written premiums to the GAAP measure of net premiums earned.
(2)“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(3)In July 2019, we decided that we will no longer underwrite commercial liability risks. See discussions above regarding the discontinuation of this line of business.
(4)See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months ended March 31, 2026 and 2025.

Insurance Underwriting Business on a Standalone Basis(1)
Our insurance underwriting business reported on a standalone basis(1) for the periods indicated is as follows:

	Three Months Ended March 31,
	2026	2025
Revenues
Net premiums earned	$55,868,814	$43,523,063
Ceding commission revenue	1,403,876	2,958,691
Net investment income	3,337,581	2,048,596
Net losses on investments	(1,015,347)	(137,979)
Gain on sale of real estate	-	1,965,989
Other income	180,789	139,954
Total revenues	59,775,713	50,498,314

Expenses
Loss and loss adjustment expenses	45,574,384	27,175,078
Commission expense	10,195,412	9,312,880
Other underwriting expenses	8,361,273	7,405,422
Depreciation and amortization	715,507	623,863
Interest expense	69,855	81,477
Total expenses	64,916,431	44,598,720

(Loss) income from operations	(5,140,718)	5,899,594
Income tax (benefit) expense	(1,107,892)	1,233,125
Net (loss) income from insurance underwriting business on a standalone basis(1)	$(4,032,826)	$4,666,469

Key Measures:
Net loss ratio	81.6%	62.4%
Net underwriting expense ratio	30.4%	31.3%
Net combined ratio	112.0%	93.7%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$18,556,685	$16,718,302
Less: Ceding commission revenue	(1,403,876)	(2,958,691)
Less: Other income	(180,789)	(139,954)
Net underwriting expenses	$16,972,020	$13,619,657

Net premiums earned	$55,868,814	$43,523,063

Net Underwriting Expense Ratio	30.4%	31.3%

(1) Net (loss) income from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net (loss) income without the effect of holding company operations on GAAP net (loss) income. See "Non-GAAP Financial Measures" for a reconciliation of net (loss) income from insurance underwriting business on a standalone basis to the GAAP measure of net (loss) income.

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Ceded	Net
Three months ended March 31, 2026
Written premiums	$69,603,381	$7,989,856	$77,593,237
Change in unearned premiums	385,341	(22,109,764)	(21,724,423)
Earned premiums	$69,988,722	$(14,119,908)	$55,868,814

Loss and loss adjustment expenses excluding
the effect of catastrophes	$34,610,963	$(3,535,228)	$31,075,735
Catastrophe loss	25,619,399	(11,120,750)	14,498,649
Loss and loss adjustment expenses	$60,230,362	$(14,655,978)	$45,574,384

Loss ratio excluding the effect of catastrophes(2)	49.5%	25.0%	55.6%
Catastrophe loss	36.6%	78.8%	26.0%
Loss ratio	86.1%	103.8%	81.6%

Three months ended March 31, 2025
Written premiums	$58,174,996	$2,834,411	$61,009,407
Change in unearned premiums	2,470,381	(19,956,725)	(17,486,344)
Earned premiums	$60,645,377	$(17,122,314)	$43,523,063

Loss and loss adjustment expenses excluding
the effect of catastrophes	$33,341,330	$(6,916,449)	$26,424,881
Catastrophe loss	893,092	(142,895)	750,197
Loss and loss adjustment expenses	$34,234,422	$(7,059,344)	$27,175,078

Loss ratio excluding the effect of catastrophes(2)	55.0%	40.4%	60.7%
Catastrophe loss	1.5%	0.8%	1.7%
Loss ratio	56.5%	41.2%	62.4%

(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended March 31,
	2026	2025

Net premiums earned	$55,868,814	$43,523,063
Ceding commission revenue	1,403,876	2,958,691
Other income	180,789	139,954

Loss and loss adjustment expenses(1)	45,574,384	27,175,078

Acquisition costs and other underwriting expenses:
Commission expense	10,195,412	9,312,880
Other underwriting expenses	8,361,273	7,405,422
Total acquisition costs and other underwriting expenses	18,556,685	16,718,302

Underwriting (loss) income	$(6,677,590)	$2,728,328

Key Measures:
Net loss ratio excluding the effect of catastrophes(2)	55.6%	60.7%
Effect of catastrophe loss on net loss ratio(1)(2)	26.0%	1.7%
Net loss ratio	81.6%	62.4%

Net underwriting expense ratio excluding the effect of catastrophes(2)	30.4%	31.3%
Effect of catastrophe loss on net underwriting expense ratio(2)	0.0%	0.0%
Net underwriting expense ratio	30.4%	31.3%

Net combined ratio excluding the effect of catastrophes(2)	86.0%	92.0%
Effect of catastrophe loss on net combined ratio(1)(2)	26.0%	1.7%
Net combined ratio	112.0%	93.7%

(1)For the three months ended March 31, 2026 and 2025, gives effect to the sum of net catastrophe losses and loss adjustment expenses of $14,498,649 and $750,197, respectively.
(2)Net loss ratio excluding the effect of catastrophes is a non-GAAP ratio, which is computed as the difference between the GAAP net loss ratio and the effect of catastrophes on the net loss ratio. See "Non-GAAP Financial Measures" for a reconciliation of net loss ratio excluding the effect of catastrophes to the GAAP measure of net loss ratio. Net underwriting expense ratio excluding the effect of catastrophes is also a non-GAAP ratio, which is computed as the difference between the GAAP net underwriting expense ratio and the effect of catastrophes on the net underwriting expense ratio. See "Non-GAAP Financial Measures" for a reconciliation of net underwriting expense ratio excluding the effect of catastrophes to the GAAP measure of net underwriting expense ratio. Net combined ratio excluding the effect of catastrophes is also a non-GAAP ratio, which is computed as the difference between the GAAP net combined ratio and the effect of catastrophes on the net combined ratio. See "Non-GAAP Financial Measures" for a reconciliation of net combined ratio excluding the effect of catastrophes to the GAAP measure of net combined ratio.

Investments
Portfolio Summary
Fixed-Maturity Securities
The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,188	$-	$(938)	$-	$996,250	0.3%
Political subdivisions of States, Territories and Possessions	24,121,154	126,389	-	(2,542,986)	21,704,557	7.4%
Corporate and other bonds Industrial and miscellaneous	139,024,714	94,103	(843,219)	(2,828,182)	135,447,416	46.1%
Residential mortgage and other asset backed securities (1) (2)	139,959,828	713,599	(461,679)	(4,559,545)	135,652,203	46.2%
Total fixed-maturity securities	$304,102,884	$934,091	$(1,305,836)	$(9,930,713)	$293,800,426	100.0%

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,124	$10,066	$-	$-	$1,007,190	0.3%
Political subdivisions of States, Territories and Possessions	24,125,578	182,580	-	(2,534,725)	21,773,433	7.5%
Corporate and other bonds Industrial and miscellaneous	131,958,643	567,410	(118,901)	(2,540,470)	129,866,682	44.9%
Residential mortgage and other asset backed securities (1) (2)	139,656,710	1,273,816	(62,968)	(4,477,673)	136,389,885	47.2%
Total fixed-maturity securities	$296,738,055	$2,033,872	$(181,869)	$(9,552,868)	$289,037,190	100.0%
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024. KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of March 31, 2026 and December 31, 2025, the amount of required collateral was approximately $3,193,000 and $3,616,000, respectively. As of March 31, 2026 and December 31, 2025, the estimated fair value of the eligible collateral was approximately $3,193,000 and $3,616,000, respectively.

(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of March 31, 2026, the estimated fair value of the eligible investments was approximately $9,313,000. KICO will retain all rights regarding all securities if pledged as collateral. As of March 31, 2026 and December 31, 2025 there was no outstanding balance on the FHLBNY credit line.
Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,946,422)	$6,803,900	69.1%
Fixed income exchange traded funds	3,711,232	-	(760,432)	2,950,800	30.0%
FHLBNY common stock	85,100	-	-	85,100	0.9%
Total	$13,546,654	$-	$(3,706,854)	$9,839,800	100.0%

	December 31, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,765,627)	$6,984,695	69.5%
Fixed income exchange traded funds	3,711,232	-	(724,432)	2,986,800	29.7%
FHLBNY common stock	85,100	-	-	85,100	0.8%
Total	$13,546,654	$-	$(3,490,059)	$10,056,595	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on our other investments as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$1,769,709	$3,756,749	$1,987,040	$2,565,338	$4,552,378

Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,571	$-	$(4,564)	$(28,420)	$1,196,587	23.7%
Exchange traded debt	304,111	-	-	(57,111)	247,000	4.9%
Corporate and other bonds Industrial and miscellaneous	4,507,334	-	-	(897,784)	3,609,550	71.4%
Total	$6,041,016	$-	$(4,564)	$(983,315)	$5,053,137	100.0%

	December 31, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,490	$-	$(3,070)	$(22,083)	$1,204,337	23.4%
Exchange traded debt	304,111	-	-	(62,111)	242,000	4.7%
Corporate and other bonds Industrial and miscellaneous	4,508,747	-	-	(817,817)	3,690,930	71.8%
Total	$6,042,348	$-	$(3,070)	$(902,011)	$5,137,267	100.0%
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of March 31, 2026 and December 31, 2025 is shown below:

	March 31, 2026		December 31, 2025
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$-	$-	$-	$-
One to five years	2,066,759	2,014,576	2,063,366	2,029,462
Five to ten years	-	-	-	-
More than 10 years	3,974,257	3,038,561	3,978,982	3,107,805
Total	$6,041,016	$5,053,137	$6,042,348	$5,137,267

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of March 31, 2026 and December 31, 2025 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	March 31, 2026		December 31, 2025
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$996,250	0.3%	$1,007,198	0.3%

Corporate and municipal bonds
AAA	3,372,416	1.1%	3,388,595	1.2%
AA	18,651,893	6.3%	18,728,005	6.5%
A	72,860,540	24.8%	72,631,685	25.1%
BBB+	32,359,278	11.0%	29,128,976	10.1%
BBB	25,873,684	8.8%	24,203,080	8.4%
BBB-	2,444,270	0.8%	1,958,225	0.7%
Total corporate and municipal bonds	155,562,081	52.9%	150,038,566	52.0%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	48,497,273	16.5%	50,779,398	17.6%
AA	64,099,218	21.8%	64,073,127	22.2%
A	23,939,749	8.1%	22,403,831	7.8%
CCC	398,800	0.1%	422,903	0.1%
Non rated	307,055	0.1%	312,167	0.1%
Total residential mortgage backed, asset backed, and other collateralized obligations	137,242,095	46.7%	137,991,426	47.8%

Total	$293,800,426	100.0%	$289,037,190	100.0%
The table below summarizes the average yield by type of fixed-maturity security as of March 31, 2026 and December 31, 2025:

Category	March 31, 2026	December 31, 2025
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.88%	3.84%

Political subdivisions of States, Territories and Possessions	3.88%	3.69%

Corporate and other bonds Industrial and miscellaneous	4.17%	4.19%

Residential mortgage backed securities	4.50%	4.44%

Total	4.29%	4.27%
The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Weighted average effective maturity	10.2	11.2

Weighted average final maturity	14.6	15.0

Effective duration	4.3	4.4
Fair Value Consideration
Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of March 31, 2026 and December 31, 2025, 48% and 47%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.
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
The primary source of cash flow for the Holding Company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the three months ended March 31, 2026, KICO paid dividends of $1,800,000 to the Holding Company. As of March 31, 2026, the maximum dividends that KICO can pay to us is restricted to the lesser of 10% of statutory surplus as shown by its last statement on file with the DFS, or 100% of net investment income for the preceding 36 months, reduced by dividends paid during such period. As of March 31, 2026, KICO does not have dividend paying capacity. KICO may not pay any dividends to the Holding Company without DFS approval until there is dividend paying capacity. In three months ended March 31, 2026, the Holding Company funded KAIC with an initial investment of $5,100,000. We do not expect to receive any dividends from KAIC within the next year.
KICO is a member of the FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is December 31, 2025. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. The maximum allowable advance as of March 31, 2026, based on the net admitted assets as of December 31, 2025, was approximately $17,879,000. Available collateral as of March 31, 2026 was approximately $9,313,000. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the Three Months of 2026 or Three Months of 2025.
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

In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we initially had the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, we filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the three months ended March 31, 2026, we did not sell any shares of our Common Stock under the ATM program. As of March 31, 2026, we had remaining capacity to sell up to an additional $15,945,937 of our Common Stock under the ATM program.
If the aforementioned sources of cash flow currently available are insufficient to cover our Holding Company cash requirements, we will seek to obtain additional financing.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Three Months ended March 31,	2026	2025

Cash flows provided by (used in):
Operating activities	$8,714,486	$17,857,307
Investing activities	(8,203,453)	(11,844,067)
Financing activities	(1,334,372)	2,807,501
Net (decrease) increase in cash and cash equivalents	(823,339)	8,820,741
Cash and cash equivalents, beginning of period	12,178,730	28,669,441
Cash and cash equivalents, end of period	$11,355,391	$37,490,182
Net cash provided by operating activities was $8,714,000 in the Three Months of 2026 as compared to $17,857,000 provided by operating activities in the Three Months of 2025. The $9,143,000 decrease in cash flows provided by operating activities in the Three Months of 2026 as compared to the Three Months of 2025 was primarily the result of a decrease in net income (adjusted for non-cash items) of $8,165,000 and cash provided from net fluctuations in operating assets and liabilities. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $8,203,000 in the Three Months of 2026 compared to $11,844,000 used in investing activities in the Three Months of 2025 resulting in a $3,641,000 decrease in net cash used in investing activities. In the Three Months of 2026, we had net cash used by our investment portfolio of $7,368,000, compared to $14,581,000 used in the Three Months of 2025. In the Three Months of 2025 one of our subsidiaries received gross proceeds of $3,600,000 from the sale of real estate that was used as our headquarters building.
Net cash used by financing activities was $1,334,000 in the Three Months of 2026 compared to $2,808,000 provided by financing activities in the Three Months of 2025 resulting in a $4,142,000 increase in net cash used in financing activities. In the Three Months of 2026, we received no proceeds from our ATM offering, compared to $9,546,000 in the Three Months of 2025. In the Three Months of 2025, we satisfied our debt under the 2024 Notes by making principal payments of $5,950,000, with none paid in the Three Months of 2026. In the Three Months of 2026, shareholder dividends were $722,000, compared to none in the Three Months of 2025.
Reinsurance
On January 1, 2025, we entered into a 16% quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon the expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business written in all states except California (for which the Company entered into a new 30% quota share reinsurance treaty), covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”).

    Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2025 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2025 (as discussed below).The new catastrophe reinsurance treaties includes the issuance of a $125,000,000 catastrophe bond ("Series 2025-1 Notes"). The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing us with $125,000,000 of collateralized reinsurance protection. The Series 2025-1 Notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-occurrence basis. The Series 2025-1 Notes, which were structured and placed by Aon Securities LLC, will cover four annual risk periods from July 1, 2025 through June 30, 2029.

Effective January 1, 2025, we renewed an underlying excess of loss treaty ("Underlying XOL Treaty") covering the period from January 1, 2025 through June 30, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. For the period October 1, 2024 through April 30, 2025, we purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, we purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Effective July 1, 2025, we purchased $435,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $275,000,000 of catastrophe reinsurance in excess of $5,000,000 in the expiring treaty. Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2026/2027 Treaty		2025/2026 Treaty
Line of Business	July 1, 2026 to January 1, 2027	January 2, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	5%	5%	16%	16%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	$950,000	$950,000	$840,000	$840,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2027	January 1, 2027	January 1, 2026	January 1, 2026
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$(5)	$8,250,000	$8,250,000	$8,400,000
		in excess of	in excess of	in excess of
		$750,000	$750,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$50,000	$8,175,000	$8,285,000	$8,360,000
Losses per occurrence
subject to reinsurance
coverage (5)	$1,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	(5)	June 30, 2026	June 30, 2026	June 30, 2025

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	(5)	$5,500,000	$5,000,000	$4,250,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	(5)	$434,500,000	$435,000,000	$275,000,000

Reinstatement premium
protection (3)	(5)	Yes	Yes	Yes
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
(4)For the period January 1, 2024 through June 30, 2025, the Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the quota share treaty that expired on January 1, 2025. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty. For the period July 1, 2025 through June 30, 2026, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Increased retention to $715,000 from $640,000 under the 2025/2026 Treaty, and increased retention to $825,000 under the 2026/2027 Treaty (see note 5 below).
(5)Excess of loss coverage and facultative facility and catastrophe reinsurance treaties will expire on June 30, 2026, with none of these coverages to be in effect during the period from July 1 2026 through January 1, 2027. If and when these treaties are renewed on July 1, 2026, the excess of loss and facultative facility, underlying excess of loss treaty, and the catastrophe reinsurance treaty, will be as provided for therein. Reinsurance coverage in effect from July 1, 2026 through January 1, 2027 is currently only covered under the 2026/2027 Treaty. The 2026/2027 Treaty will expire on January 1, 2027.
(6)For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty were excluded from a named catastrophe event. For the 2026/2027 Treaty, there is no exclusion for catastrophe events.
(7)Plus losses in excess of catastrophe coverage.
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, additional catastrophe reinsurance treaty will provide coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Retention for winter storms is $5,200,000 under the 2025/2026 Treaty from January 1, 2025 through April 30, 2025, $3,900,000 from October 15, 2025 through January 1, 2026, the expiration date of the 2025/2026 Treaty, and $5,000,000 under the 2026/2027 Treaty through April 30, 2026.

	Treaty Year
Line of Business	July 1, 2025 to June 30, 2026	July 1, 2024 to June 30, 2025

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	95%
Risk retained	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000
Expiration date	June 30, 2026	June 30, 2025

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
In the Three Months of 2026, there was an increase in interest rates, a widening of credit spreads, lower public equity valuations, and significant financial market volatility. The higher interest rates and widening of credit spreads reduced the value of our fixed income securities.
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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, was approved by the DFS. The Withdrawal Plan enabled KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in the third quarter of 2025. In March 2026, we announced that we intend to expand into new markets, starting with California in the second quarter of 2026.
During the first quarter of 2026, winter weather in the Northeast United States was more severe than recent winters with losses incurred from eleven catastrophe events during the months of January and February 2026. The 2026 guidance disclosed in our Form 8-K filing on March 5, 2026 assumed higher than historical average catastrophe losses in the Three Months of 2026 and full year of 2026.

See “Forward-Looking Statements” before Part I, Item 1.
Non-GAAP Financial Measures
Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP.

The following table reconciles GAAP net premiums earned to net written premiums and direct written premiums for the periods presented:

	Three Months Ended March 31,
	2026	2025

GAAP net premiums earned	$55,868,814	$43,523,063
Change in unearned premiums	21,724,423	17,486,344
Net premiums written	77,593,237	61,009,407
Ceded premiums written	7,989,856	2,834,411
Direct premiums written	$69,603,381	$58,174,996

The following table reconciles the GAAP net loss ratio to the net loss ratio excluding the effect of catastrophes and to the underlying loss ratio for the periods presented:

	Three Months Ended March 31,
	2026	2025

GAAP net loss ratio	81.6%	62.4%
Effect of catastrophes	26.0%	1.7%
Net loss ratio excluding the effect of catastrophes	55.6%	60.7%
Effect of prior year reserve development	(2.3%)	(1.4%)
Underlying loss ratio	57.9%	62.1%

The following table reconciles the GAAP net loss ratio to the net loss ratio excluding commercial lines business for the periods presented:

	Three Months Ended March 31,
	2026	2025

GAAP net loss ratio	81.6%	62.4%
Effect of commercial lines business	—%	(0.9%)
Net loss ratio excluding the effect of commercial lines business	81.6%	63.3%

The following table reconciles GAAP net (loss) income to net (loss) income from insurance underwriting business on a standalone basis for the periods presented:

	Three Months Ended March 31,
	2026	2025

GAAP net (loss) income	$(5,808,250)	$3,882,660
Holding company operations	(1,775,424)	(783,809)
Net (loss) income from insurance underwriting business on a standalone basis	$(4,032,826)	$4,666,469

The following table reconciles the GAAP net loss ratio, GAAP net underwriting expense ratio, and GAAP net combined ratio to the net loss ratio excluding the effect of catastrophes, net underwriting expense ratio excluding the effect of catastrophes, and net combined ratio excluding the effect of catastrophes for the periods presented:

	Three Months Ended March 31,
	2026	2025

GAAP net loss ratio	81.6%	62.4%
Effect of catastrophes	26.0%	1.7%
Net loss ratio excluding the effect of catastrophes	55.6%	60.7%

GAAP net underwriting expense ratio	30.4%	31.3%
Effect of catastrophes	0.0%	0.0%
Net underwriting expense ratio excluding the effect of catastrophes	30.4%	31.3%

GAAP net combined ratio	112.0%	93.7%
Effect of catastrophes	26.0%	1.7%
Net combined ratio excluding the effect of catastrophes	86.0%	92.0%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable to smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We previously disclosed that as of December 31, 2025, our internal control over financial reporting contained a material weakness due to the lack of receiving a Service Organization Control (SOC) 1 Type 2 report for our insurance premium quoting platform system and our general ledger system. Therefore, we cannot rely on the controls within these systems, including automated and manual process level controls, and remaining information technology general controls, that are dependent upon the information derived from such systems. We are working with our insurance premium quoting platform system vendor and our general ledger vendor to develop a remediation plan. Our management expects to have both material weaknesses remediated by December 31, 2026. Because of this material weakness in internal control over financial reporting, as of March 31, 2026, our disclosure controls are not considered effective. Our management concluded that all other internal controls over financial reporting were effective as of March 31, 2026.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
For a discussion of the Company’s potential risks and uncertainties, see Part I, Item 1A— “Risk Factors” and Part II, Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report") filed with the SEC, and Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein, in each case as updated by the Company's periodic filings with the SEC. There have been no material changes to the risk factors disclosed in Part I, Item 1A of the Company’s 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None.
(b)Not applicable.
(c)None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
(a)None.
(b)None.
(c)None.

Item 6. Exhibits.

3(a)	Restated Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014 filed on May 15, 2014).

3(b))	By-laws, as amended (incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed on March 16, 2026)
31(a)	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(b)	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	101.SCH XBRL Taxonomy Extension Schema.

101.CAL	101.CAL XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	101.DEF XBRL Taxonomy Extension Definition Linkbase.

101.LAB	101.LAB XBRL Taxonomy Extension Label Linkbase.

101.PRE	101.PRE XBRL Taxonomy Extension Presentation Linkbase.

+	This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Such exhibit shall not be deemed incorporated into any filing under the Securities Act of 1933, as amended, or the Securities Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KINGSTONE COMPANIES, INC.

Dated: May 8, 2026	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer and Principal Executive Officer

Dated: May 8, 2026	By:	/s/ Randy Patten
Randy Patten
Vice President, Chief Financial Officer and Principal Financial Officer