Form 10-Q
period 2026-06-30
KINGSTONE COMPANIES, INC.
filed 2026-08-07
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, there were 14,476,133 shares of the registrant’s common stock outstanding.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $5,065,341 at June 30, 2026 and $5,137,267 at December 31, 2025)	$6,039,691	$6,042,348
Fixed-maturity securities, available-for-sale, at fair value (amortized cost of $324,716,045 at June 30, 2026 and $296,738,055 at December 31, 2025)	313,925,930	289,037,190
Equity securities, at fair value (cost of $13,598,454 at June 30, 2026 and $13,546,654 at December 31, 2025)	9,810,500	10,056,595
Other investments	4,280,522	4,552,378
Total investments	334,056,643	309,688,511
Cash and cash equivalents	16,924,856	12,178,730
Premiums receivable, net of allowance for credit losses of $80,779 at June 30, 2026, and $20,831 at December 31, 2025	19,284,233	21,012,408
Reinsurance receivables, net	53,310,542	58,996,945
Prepaid reinsurance	1,807,102	2,142,329
Deferred policy acquisition costs	27,576,599	27,867,207
Intangible assets	500,000	500,000
Property and equipment, net	8,164,732	7,897,675
Deferred income taxes, net	5,482,371	4,179,559
Other assets	10,826,794	8,961,787
Total assets	$477,933,872	$453,425,151

Liabilities
Loss and loss adjustment expense reserves	$167,475,018	$140,538,618
Unearned premiums	152,627,206	154,028,072
Advance premiums	6,142,453	4,003,453
Reinsurance balances payable	1,698,082	5,232,319
Deferred ceding commission revenue	2,830,354	8,362,529
Accounts payable, accrued expenses and other liabilities	10,018,235	11,253,649
Income taxes payable	4,181,916	2,835,135
Debt, net (current $1,335,349 and long-term $2,465,799 at June 30, 2026, current $1,296,900 and long-term $3,143,227 at December 31, 2025)	3,801,148	4,440,127
Total liabilities	$348,774,412	$330,693,902
Commitments and Contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	–	–
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 16,018,235 shares at June 30, 2026 and 15,921,651 shares at December 31, 2025; outstanding 14,474,664 shares at June 30, 2026 and 14,397,526 shares at December 31, 2025	160,182	159,216
Capital in excess of par	100,568,894	99,624,713
Accumulated other comprehensive loss	(8,522,036)	(6,081,530)
Retained earnings	42,812,260	34,596,857
Stockholders' equity before treasury stock	135,019,300	128,299,256
Treasury stock, at cost, 1,543,571 shares at June 30, 2026 and 1,524,125 at December 31, 2025	(5,859,840)	(5,568,007)
Total stockholders' equity	129,159,460	122,731,249
Total liabilities and stockholders' equity	$477,933,872	$453,425,151
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Net premiums earned	$60,467,477	$46,215,260	$116,336,291	$89,738,323
Ceding commission revenue	1,532,966	3,081,556	2,936,842	6,040,247
Net investment income	3,428,729	2,300,267	6,766,310	4,348,863
Net gains (losses) on investments	240,345	546,451	(775,002)	408,472
Realized gain on sale of real estate	–	–	–	1,965,989
Other income	184,029	151,245	364,841	291,660
Total revenues	65,853,546	52,294,779	125,629,282	102,793,554

Expenses
Loss and loss adjustment expenses	23,930,497	17,927,162	69,504,881	45,102,240
Commission expense	11,573,138	10,629,629	21,768,550	19,942,509
Other underwriting expenses	8,655,155	7,727,367	17,016,428	15,132,789
Other operating expenses	1,362,430	1,153,480	3,622,977	2,189,217
Depreciation and amortization	761,473	613,364	1,476,980	1,237,227
Interest expense	58,808	77,074	128,663	304,528
Total expenses	46,341,501	38,128,076	113,518,479	83,908,510

Income from operations before taxes	19,512,045	14,166,703	12,110,803	18,885,044
Income tax expense	4,041,874	2,914,371	2,448,882	3,750,052
Net income	15,470,171	11,252,332	$9,661,921	$15,134,992

Other comprehensive (loss) income, net of tax
Gross (increase) decrease in net unrealized losses on available-for-sale-securities	(689,985)	1,289,253	(3,294,501)	4,101,685

Reclassification adjustment for net realized losses included in net income	202,328	4,078	205,251	5,804
Net (increase) decrease in net unrealized losses	(487,657)	1,293,331	(3,089,250)	4,107,489
Income tax benefit (expense) related to items of other comprehensive (loss) income	102,408	(271,600)	648,744	(862,572)
Other comprehensive (loss) income, net of tax	(385,249)	1,021,731	(2,440,506)	3,244,917

Comprehensive income	$15,084,922	$12,274,063	$7,221,415	$18,379,909

Earnings per common share:
Basic	$1.07	$0.81	$0.67	$1.10
Diluted	$1.05	$0.78	$0.66	$1.07

Weighted average common shares outstanding
Basic	14,480,305	13,925,707	14,467,100	13,700,308
Diluted	14,671,627	14,387,538	14,638,799	14,148,748

Dividends declared and paid per common share	$0.05	$–	$0.10	$–

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2026

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, April 1, 2026	-	$-	16,006,728	$160,066	$99,982,907	$(8,136,787)	$28,066,331	1,524,125	$(5,568,007)	$114,504,510
Stock-based compensation	-	-	-	-	645,931	-	-	-	-	645,931
Vesting of restricted stock awards	-	-	8,333	83	(83)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(3,655)	(35)	(59,793)	-	-	-	-	(59,828)
Exercise of stock options	-	-	6,829	68	(68)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	19,446	(291,833)	(291,833)
Dividends	-	-	-	-	-	-	(724,242)	-	-	(724,242)
Net income	-	-	-	-	-	-	15,470,171	-	-	15,470,171
Increase in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(385,249)	-	-	-	(385,249)
Balance, June 30, 2026	-	$-	16,018,235	$160,182	$100,568,894	$(8,522,036)	$42,812,260	1,543,571	$(5,859,840)	$129,159,460

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended June 30, 2025

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated (Deficit)/ Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, April 1, 2025	-	$-	15,283,417	$152,834	$98,450,640	$(9,952,290)	$(873,214)	1,524,125	$(5,568,007)	$82,209,963
Stock-based compensation	-	-	-	-	471,857	-	-	-	-	471,857
Vesting of restricted stock awards	-	-	3,334	33	(33)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(1,202)	(12)	(17,608)	-	-	-	-	(17,620)
Exercise of stock options	-	-	4,057	41	898	-	-	-	-	939
Exercise of warrants	-	-	371,634	3,716	(3,716)	-	-	-	-	-
Offering costs on previously issued common stock	-	-	-	-	(61,310)	-	-	-	-	(61,310)
Net income	-	-	-	-	-	-	11,252,332	-	-	11,252,332
Decrease in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	1,021,731	-	-	-	1,021,731
Balance, June 30, 2025	-	$-	15,661,240	$156,612	$98,840,728	$(8,930,559)	$10,379,118	1,524,125	$(5,568,007)	$94,877,892

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2026

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2026	-	$-	15,921,651	$159,216	$99,624,713	$(6,081,530)	$34,596,857	1,524,125	$(5,568,007)	$122,731,249
Stock-based compensation	-	-	-	-	1,299,915	-	-	-	-	1,299,915
Vesting of restricted stock awards	-	-	82,904	829	(829)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(24,012)	(240)	(395,778)	-	-	-	-	(396,018)
Exercise of stock options	-	-	37,692	377	40,873	-	-	-	-	41,250
Acquisition of treasury stock	-	-	-	-	-	-	-	19,446	(291,833)	(291,833)
Dividends	-	-	-	-	-	-	(1,446,518)	-	-	(1,446,518)
Net income	-	-	-	-	-	-	9,661,921	-	-	9,661,921
Increase in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(2,440,506)	-	-	-	(2,440,506)
Balance, June 30, 2026	-	$-	16,018,235	$160,182	$100,568,894	$(8,522,036)	$42,812,260	1,543,571	$(5,859,840)	$129,159,460

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Six months ended June 30, 2025

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2025	-	$-	14,448,205	$144,482	$89,063,326	$(12,175,476)	$(4,755,874)	1,524,125	$(5,568,007)	$66,708,451
Stock-based compensation	-	-	-	-	810,867	-	-	-	-	810,867
Vesting of restricted stock awards	-	-	216,226	2,162	(2,162)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(35,942)	(359)	(548,141)	-	-	-	-	(548,500)
Exercise of stock options	-	-	48,986	490	56,598	-	-	-	-	57,088
Exercise of warrants	-	-	371,634	3,716	(3,716)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(868)	(9)	(14,296)	-	-	-	-	(14,305)
Issuance of common stock, net of offering costs of $324,134	-	-	612,999	6,130	9,478,252	-	-	-	-	9,484,382
Net income	-	-	-	-	-	-	15,134,992	-	-	15,134,992
Decrease in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	3,244,917	-	-	-	3,244,917
Balance, June 30, 2025	-	$-	15,661,240	$156,612	$98,840,728	$(8,930,559)	$10,379,118	1,524,125	$(5,568,007)	$94,877,892

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Six months ended June 30,	2026	2025
Cash flows from operating activities:
Net income	$9,661,921	$15,134,992
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses on investments	205,251	5,804
Net unrealized losses on equity investments	297,895	288,506
Net unrealized losses (gains) on other investments	271,856	(702,782)
Gain on sale of real estate	-	(1,965,989)
Depreciation and amortization	1,476,980	1,237,227
Credit losses	56,145	69,060
Accretion of bond discount, net	5,133	(28,977)
Amortization of discount and issuance costs on debt	-	62,757
Loss on extinguishment of debt	-	174,962
Stock-based compensation	1,299,915	810,867
Deferred income tax benefit	(654,068)	(372,296)
Decrease (increase) in operating assets:
Premiums receivable, net	1,672,030	4,419,958
Reinsurance receivables, net	5,686,403	13,883,393
Prepaid reinsurance	335,227	(3,649,273)
Deferred policy acquisition costs	290,608	884,341
Other assets	(1,865,007)	432,234
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	26,936,400	7,717,026
Unearned premiums	(1,400,866)	(4,438,637)
Advance premiums	2,139,000	2,209,518
Reinsurance balances payable	(3,534,237)	(5,068,605)
Deferred ceding commission revenue	(5,532,175)	(4,545,591)
Accounts payable, accrued expenses and other liabilities	(1,235,414)	(2,586,241)
Taxes payable	1,346,781	3,159,483
Net cash flows provided by operating activities	37,459,778	27,131,737

Cash flows from investing activities:
Purchase - fixed-maturity securities available-for-sale	$(45,409,491)	$(46,825,871)
Sale and maturity - fixed-maturity securities available-for-sale	17,223,774	20,172,732
Purchase - equity securities	(51,800)	(19,100)
Proceeds from sale of real estate	-	3,600,000
Acquisition of property and equipment	(1,744,037)	(1,440,460)
Net cash flows used in investing activities	(29,981,554)	(24,512,699)

Cash flows from financing activities:
Principal payments on equipment financing	(638,979)	(602,712)
Principal payments on 2024 Notes	-	(5,950,000)
Proceeds from exercise of stock options	41,250	57,088
Withholding taxes paid on net exercise of stock options	-	(14,305)
Withholding taxes paid on vested restricted stock awards	(396,018)	(548,500)
Net proceeds from issuance of common stock	-	9,484,382
Acquisition of treasury stock	(291,833)	-
Dividends paid	(1,446,518)	-
Net cash flows (used in) provided by financing activities	(2,732,098)	2,425,953

Increase in cash and cash equivalents	$4,746,126	$5,044,991
Cash and cash equivalents, beginning of period	12,178,730	28,669,441
Cash and cash equivalents, end of period	$16,924,856	$33,714,432

Supplemental disclosures of cash flow information:
Cash paid for income taxes-federal	$1,762,000	$1,353,000
Cash paid for income taxes-state	$250	$-
Cash paid for interest	$122,285	$1,370,448

Supplemental schedule of non-cash investing and financing activities:
Other comprehensive (loss) income, net of tax	$(2,440,506)	$3,244,917
Lease liability in exchange for right-of-use asset	$-	$198,042

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Business and Basis of Presentation
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), operates through its wholly-owned subsidiaries, Kingstone Insurance Company ("KICO") and Kingstone America Insurance Company ("KAIC"). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto physical damage insurance in New York, and in 2025 was the 11th largest writer of homeowners insurance in New York. Beginning in June 2026, KICO began writing homeowners coverage in California on a non-admitted basis. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended June 30, 2026 and 2025, 98.5% and 97.9%, respectively, of KICO’s direct premiums written came from the New York policies. For the six months ended June 30, 2026 and 2025, 98.6% and 98.1%, respectively, of KICO’s direct premiums written came from the New York policies. Kingstone, through its wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. KAIC is a Connecticut domiciled carrier which plans to start writing business in Connecticut beginning in the second half of 2026.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2025 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026. The accompanying condensed consolidated financial statements have not been audited by an independent registered public accounting firm in accordance with standards of the Public Company Accounting Oversight Board (United States) but, in the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the six months ended June 30, 2026 may not be indicative of the results that may be expected for the year ending December 31, 2026.
Note 2 – Accounting Policies
Basis of Presentation
See Note 2 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Kingstone and its wholly-owned subsidiaries: (1) KICO and its wholly-owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together, until March 2025, owned the land and building from which KICO operated (see Note 14 - Sale of Real Estate), (2) KAIC, an insurance carrier licensed by the state of Connecticut on May 1, 2026, which plans to begin writing business in the second half of 2026, and (3) Cosi. All significant inter-company account balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and assumptions, including estimates related to reserves for losses and loss adjustment expense (“LAE”), which are subject to estimation errors due to the inherent uncertainty in projecting ultimate claim amounts that will be reported and settled over a period of many years. In addition, estimates and assumptions associated with loss and LAE recoverable under reinsurance contracts and other receivables or payables under reinsurance contracts related to contingent ceding commission revenue require judgments by management. On an ongoing basis, management reevaluates its assumptions and the methods for calculating these estimates. Actual results may differ significantly from the estimates used in preparing the condensed consolidated financial statements.
Accounting Changes
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU-2023-09 is effective for public companies with annual periods beginning after December 15, 2024. The Company prospectively adopted ASU-2023-09 effective December 31, 2025, and has added the required disclosures that meet the materiality thresholds for the six months ended June 30, 2026. See Note 9 – Income Taxes. The adoption of the guidance updated disclosures but did not have an impact on the Company's results of operations.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) ("ASU 2025-06"). ASU 2025-06 updates the accounting guidance for internal-use software by eliminating references to software development project stages, thereby requiring companies to start capitalizing software costs when (i) management has authorized and committed to funding the project and (ii) it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. Amendments can be applied either (i) prospectively, (ii) through a modified transition approach based on the existing projects status and whether software costs were capitalized before the date of adoption, or (iii) retrospectively. The Company is currently evaluating the impact of ASU 2025-06 on its financial condition and results of operations.

In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements (“ASU 2025‑11”). ASU 2025‑11 clarifies the scope, form, content, and disclosure requirements applicable to interim financial reporting under U.S. GAAP. ASU 2025-11 improves the navigability of Topic 270 and provides clearer guidance on when the interim reporting requirements apply. Specifically, the amendments (i) clarify that Topic 270 applies to entities that provide interim financial statements and accompanying notes in accordance with GAAP, (ii) add a comprehensive list of required interim disclosures drawn from other FASB topics, and (iii) introduce a disclosure principle requiring entities to disclose events occurring after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is not intended to change the fundamental nature of interim reporting, or expand or reduce existing disclosure requirements. ASU 2025‑11 is effective for interim reporting periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied prospectively or retrospectively. Because ASU 2025‑11 primarily provides clarifying guidance and requires disclosures in certain circumstances, it will not have a material impact on the Company's financial condition or results of operations.
The Company has determined that all other recently issued accounting pronouncements will not have a material impact on its consolidated financial position, results of operations and cash flows, or do not apply to its operations.

Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, and gross unrealized gains and losses on investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit losses has not been recorded, as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,498,106	$-	$(10,291)	$-	$1,487,815	$(10,291)
Political subdivisions of States, Territories and Possessions (1)	24,116,616	48,398	-	(2,582,468)	21,582,546	(2,534,070)
Corporate and other bonds industrial and miscellaneous (1)	154,932,078	98,550	(1,112,828)	(2,658,148)	151,259,652	(3,672,426)
Residential mortgage and other asset backed securities (1) (2)	144,169,245	593,520	(733,952)	(4,432,896)	139,595,917	(4,573,328)
Total fixed-maturity securities	$324,716,045	$740,468	$(1,857,071)	$(9,673,512)	$313,925,930	$(10,790,115)

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,124	$10,066	$-	$-	$1,007,190	$10,066
Political subdivisions of States, Territories and Possessions (1)	24,125,578	182,580	-	(2,534,725)	21,773,433	(2,352,145)
Corporate and other bonds industrial and miscellaneous (1)	131,958,643	567,410	(118,901)	(2,540,470)	129,866,682	(2,091,961)
Residential mortgage and other asset backed securities (1) (2)	139,656,710	1,273,816	(62,968)	(4,477,673)	136,389,885	(3,266,825)
Total fixed-maturity securities	$296,738,055	$2,033,872	$(181,869)	$(9,552,868)	$289,037,190	$(7,700,865)
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale-leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024 KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of June 30, 2026 and December 31, 2025, the amount of required collateral was approximately $2,770,000 and $3,616,000, respectively. As of June 30, 2026 and December 31, 2025, the estimated fair value of the eligible collateral was approximately $2,770,000 and $3,616,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2026 and December 31, 2025, the estimated fair value of the eligible investments was approximately $9,117,000 and $9,598,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2026 and December 31, 2025, there was no outstanding balance on the FHLBNY credit line.
A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities by contractual maturity as of June 30, 2026 and December 31, 2025 is shown below:

	June 30, 2026		December 31, 2025
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$12,012,425	$12,002,575	$6,039,179	$6,052,600
One to five years	83,206,786	81,502,952	76,122,161	75,365,535
Five to ten years	67,415,790	65,260,051	54,998,070	53,590,654
More than 10 years	17,911,799	15,564,435	19,921,935	17,638,516
Residential mortgage and other asset backed securities	144,169,245	139,595,917	139,656,710	136,389,885
Total	$324,716,045	$313,925,930	$296,738,055	$289,037,190
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on fixed-maturity securities classified as available-for-sale as of June 30, 2026 and December 31, 2025, respectively.
Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(3,031,122)	$6,719,200
Fixed income exchange traded funds	3,711,232	-	(756,832)	2,954,400
FHLBNY common stock	136,900	-	-	136,900
Total	$13,598,454	$-	$(3,787,954)	$9,810,500

	December 31, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,765,627)	$6,984,695
Fixed income exchange traded funds	3,711,232	-	(724,432)	2,986,800
FHLBNY common stock	85,100	-	-	85,100
Total	$13,546,654	$-	$(3,490,059)	$10,056,595
Other Investments
The cost and estimated fair value of, and gross gains on, the Company’s other investments as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026			December 31, 2025
Category	Cost	Gross Unrealized Gains	Estimated Fair Value	Cost	Gross Unrealized Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,293,482	$4,280,522	$1,987,040	$2,565,338	$4,552,378
Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,652	$-	$(5,009)	$(30,717)	$1,193,926	$(35,726)
Exchange traded debt	304,111	-	-	(67,861)	236,250	(67,861)
Corporate and other bonds industrial and miscellaneous	4,505,928	-	-	(870,763)	3,635,165	(870,763)
Total	$6,039,691	$-	$(5,009)	$(969,341)	$5,065,341	$(974,350)

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains			Estimated Fair Value	Net Unrealized Losses
			Gross Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,490	$-	$(3,070)	$(22,083)	$1,204,337	$(25,153)
Exchange traded debt	304,111	-	-	(62,111)	242,000	(62,111)
Corporate and other bonds industrial and miscellaneous	4,508,747	-	-	(817,817)	3,690,930	(817,817)
Total	$6,042,348	$-	$(3,070)	$(902,011)	$5,137,267	$(905,081)
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.
A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of June 30, 2026 and December 31, 2025 is shown below:

	June 30, 2026		December 31, 2025
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$499,772	$494,655	$-	$-
One to five years	1,570,465	1,522,172	2,063,366	2,029,462
Five to ten years	-	-	-	-
More than 10 years	3,969,454	3,048,514	3,978,982	3,107,805
Total	$6,039,691	$5,065,341	$6,042,348	$5,137,267
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
There was no allowance for credit losses on held-to-maturity fixed-maturity securities as of June 30, 2026 and December 31, 2025, respectively.
Investment Income
Major categories of the Company’s net investment income are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Income:
Fixed-maturity securities	$3,392,166	$2,130,385	$6,663,141	$4,061,683
Equity securities	123,682	123,203	247,213	246,638
Cash and cash equivalents	27,357	103,147	78,333	143,808
Total	3,543,205	2,356,735	6,988,687	4,452,129
Expenses:
Investment expenses	114,476	56,468	222,377	103,266
Net investment income	$3,428,729	$2,300,267	$6,766,310	$4,348,863
There were no proceeds from the redemptions of fixed-maturity securities held-to-maturity for the six months ended June 30, 2026 and 2025, respectively.

Proceeds from the sale or maturity of fixed-maturity securities available-for-sale were $17,223,774 and $20,172,732 for the six months ended June 30, 2026 and 2025, respectively.
There were no proceeds from the sale of equity securities for the six months ended June 30, 2026 and 2025, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$401	$54	$1,743	$842
Gross realized losses	(202,729)	(4,132)	(206,994)	(6,646)
Net realized losses	(202,328)	(4,078)	(205,251)	(5,804)

Unrealized Gains (Losses)

Equity Securities:
Gross gains	-	-	-	-
Gross losses	(81,100)	(95,176)	(297,895)	(288,506)
	(81,100)	(95,176)	(297,895)	(288,506)

Other Investments:
Gross gains	523,773	645,705	-	702,782
Gross losses	-	-	(271,856)	-
	523,773	645,705	(271,856)	702,782

Net unrealized gains (losses)	442,673	550,529	(569,751)	414,276

Net gains (losses) on investments	$240,345	$546,451	$(775,002)	$408,472
Allowance for Credit Loss
For available-for-sale fixed maturity securities, a credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis. The allowance for credit losses related to available-for-sale fixed maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded, which is recognized in net income (loss) through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive (loss) income, net of tax.
The Company did not identify any available-for-sale securities as of June 30, 2026 and December 31, 2025 which presented a risk of loss due to credit deterioration of the security.
At June 30, 2026 and December 31, 2025, there were 273 and 125 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that none of the unrealized losses were deemed to be credit losses for its portfolio of investments for the six months ended June 30, 2026 and 2025. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at June 30, 2026 as follows:

	June 30, 2026
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses	No. of Positions Held	Estimated Fair Value	Unrealized Losses

Available-for-Sale Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,487,815	$(10,291)	2	$-	$-	-	$1,487,815	$(10,291)
Political subdivisions of States, Territories and Possessions	-	-	-	13,863,574	(2,582,468)	12	13,863,574	(2,582,468)
Corporate and other bonds industrial and miscellaneous	103,239,199	(1,112,828)	117	30,041,135	(2,658,148)	33	133,280,334	(3,770,976)
Residential mortgage and other asset backed securities	69,019,763	(733,952)	79	25,776,802	(4,432,896)	30	94,796,565	(5,166,848)
Total fixed-maturity securities	$173,746,777	$(1,857,071)	198	$69,681,511	$(9,673,512)	75	$243,428,288	$(11,530,583)

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
Note 4 - Fair Value Measurements
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 indicating the level of the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2026
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,487,815	$-	$-	$1,487,815

Political subdivisions of States, Territories and Possessions	-	21,582,546	-	21,582,546

Corporate and other bonds industrial and miscellaneous	151,259,652	-	-	151,259,652

Residential mortgage and other asset backed securities	-	139,595,917	-	139,595,917
Total fixed maturities	152,747,467	161,178,463	-	313,925,930
Equity securities	9,810,500	-	-	9,810,500
Total investments, at fair value	$162,557,967	$161,178,463	$-	$323,736,430

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,007,190	$-	$-	$1,007,190

Political subdivisions of States, Territories and Possessions	-	21,773,433	-	21,773,433

Corporate and other bonds industrial and miscellaneous	129,866,682	-	-	129,866,682

Residential mortgage and other asset backed securities	-	136,389,885	-	136,389,885
Total fixed maturities	130,873,872	158,163,318	-	289,037,190
Equity securities	10,056,595	-	-	10,056,595
Total investments, at fair value	$140,930,467	$158,163,318	$-	$299,093,785
The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of June 30, 2026 and December 31, 2025. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	June 30, 2026	December 31, 2025

Other Investments
Hedge fund	$4,280,522	$4,552,378
The hedge fund investment is generally redeemable with at least 45 days prior written notice. The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners, which are recorded in the condensed consolidated statements of operations and comprehensive income within net gains (losses) on investments.
Note 5 - Fair Value of Financial Instruments
The estimated fair values of the Company’s financial instruments, including their fair value level as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities, held-to maturity, Level 1	$6,039,691	$5,065,341	$6,042,348	$5,137,267
Fixed-maturity securities, available-for-sale, Level 1	$152,747,467	$152,747,467	$130,873,872	$130,873,872
Fixed-maturity securities, available-for-sale, Level 2	$161,178,463	$161,178,463	$158,163,318	$158,163,318
Cash and cash equivalents, Level 1	$16,924,856	$16,924,856	$12,178,730	$12,178,730
Premiums receivable, net, Level 1	$19,284,233	$19,284,233	$21,012,408	$21,012,408
Reinsurance receivables, net, Level 3	$53,310,542	$53,310,542	$58,996,945	$58,996,945
Reinsurance balances payable, Level 3	$1,698,082	$1,698,082	$5,232,319	$5,232,319
Debt - Equipment financing, Level 2	$3,801,148	$3,771,742	$4,440,127	$4,380,922

Note 6 – Property and Casualty Insurance Activity
Premiums Earned
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Six months ended June 30, 2026
Premiums written	$142,097,049	$-	$3,285,295	$145,382,344
Change in unearned premiums	1,400,866	-	(30,446,919)	(29,046,053)
Premiums earned	$143,497,915	$-	$(27,161,624)	$116,336,291

Six months ended June 30, 2025
Premiums written	$119,237,405	$-	$(6,017,324)	$113,220,081
Change in unearned premiums	4,438,637	-	(27,920,395)	(23,481,758)
Premiums earned	$123,676,042	$-	$(33,937,719)	$89,738,323

Three months ended June 30, 2026
Premiums written	$72,493,668	$-	$(4,704,561)	$67,789,107
Change in unearned premiums	1,015,525	-	(8,337,155)	(7,321,630)
Premiums earned	$73,509,193	$-	$(13,041,716)	$60,467,477

Three months ended June 30, 2025
Premiums written	$61,062,409	$-	$(8,851,735)	$52,210,674
Change in unearned premiums	1,968,256	-	(7,963,670)	(5,995,414)
Premiums earned	$63,030,665	$-	$(16,815,405)	$46,215,260

Premium receipts in advance of the policy effective date are recorded as advance premiums. The balance of advance premiums as of June 30, 2026 and December 31, 2025 was $6,142,453 and $4,003,453, respectively.

Loss and Loss Adjustment Expense Reserves
The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Six months ended June 30,	Year ended December 31,
	2026	2025

Balance at beginning of period	$140,538,618	$126,210,428
Less reinsurance recoverables	(33,232,365)	(32,322,637)
Net balance, beginning of period	107,306,253	93,887,791

Incurred related to:
Current year	72,405,016	85,349,385
Prior years	(2,900,135)	(1,083,663)
Total incurred	69,504,881	84,265,722

Paid related to:
Current year	28,629,519	40,940,473
Prior years	19,638,622	29,906,787
Total paid	48,268,141	70,847,260

Net balance at end of period	128,542,993	107,306,253
Add reinsurance recoverables	38,932,025	33,232,365
Balance at end of period	$167,475,018	$140,538,618
Incurred losses and LAE are presented in the accompanying condensed consolidated statements of income and comprehensive income net of reinsurance recoveries under reinsurance contracts of $18,540,237 and $10,645,332 for the six months ended June 30, 2026 and 2025, respectively.
Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. Prior year loss and LAE development incurred during the six months ended June 30, 2026 and 2025 was $2,900,135 favorable and $812,256 favorable, respectively. During the six months ended June 30, 2026, property claims overall developed better than expected driven primarily by reserve takedowns on several fire and water claims from accident years 2024 and 2025 as well as a large subrogation recovery on a water damage claim from accident year 2023, resulting in favorable development. During the six months ended June 30, 2025, the favorable development was attributable to reserve decreases on fire and water damage claims from accident years 2022 through 2024 as well as a large subrogation recovery on a water damage claim from accident year 2022.
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
In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of June 30, 2023 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of June 30, 2026, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of June 30, 2026 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2017 to December 31, 2025 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of June 30, 2026
Accident Year	For the Years Ended December 31,									Six Months Ended June 30, 2026	IBNR	Cumulative Number of Reported Claims by Accident Year
	2017	2018	2019	2020	2021	2022	2023	2024	2025

	(Unaudited 2017 - 2025)									(Unaudited)

2017	$31,605	$32,169	$35,304	$36,160	$36,532	$36,502	$36,819	$37,268	$37,359	$36,891	$161	3,401
2018		54,455	56,351	58,441	59,404	61,237	61,145	61,686	61,897	61,708	604	4,238
2019			75,092	72,368	71,544	71,964	73,310	74,363	76,337	76,669	1,675	4,511
2020				63,083	62,833	63,217	63,562	64,400	65,888	66,069	877	5,896
2021					96,425	96,673	96,134	96,771	98,411	98,902	1,294	5,838
2022						79,835	78,759	78,078	77,319	77,172	2,243	4,721
2023							78,978	72,025	70,128	69,925	4,759	4,102
2024								57,860	54,364	54,095	5,943	3,152
2025									77,556	75,084	16,548	2,406
2026										67,857	14,567	1,657
									Total	$684,371
All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,									Six Months Ended June 30, 2026
	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited 2017 - 2025)									(Unaudited)

2017	$16,704	$24,820	$28,693	$31,393	$32,529	$33,522	$34,683	$35,046	$35,336	$35,361
2018		32,383	44,516	50,553	52,025	54,424	56,199	57,185	57,798	58,582
2019			40,933	54,897	58,055	60,374	63,932	66,109	68,648	70,376
2020				39,045	50,719	53,432	56,523	59,220	60,859	61,101
2021					56,282	77,756	82,317	85,314	90,865	92,342
2022						45,856	65,732	68,170	70,703	71,667
2023							46,280	56,952	59,571	60,511
2024								29,013	40,086	41,500
2025									36,572	47,331
2026										26,702
									Total	$565,473

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$118,898
All outstanding liabilities before 2017, net of reinsurance										1,559
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$120,457
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

(in thousands)	As of June 30, 2026
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$120,457
Total reinsurance recoverable on unpaid losses	38,932
Unallocated loss adjustment expenses	8,086
Total gross liability for loss and LAE reserves	$167,475
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
The Company’s excess of loss and catastrophe reinsurance treaties expired on June 30, 2026 and the Company entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2026. The new catastrophe reinsurance treaties include the second year of the $125,000,000 catastrophe bond ("Series 2025-1 Notes") issued on July 1, 2025. The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing KICO with $125,000,000 of collateralized reinsurance protection. The Series 2025-1 Notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-occurrence basis. The Series 2025-1 Notes, which were structured and placed by AON Securities LLC, cover four annual risk periods from July 1, 2025, through June 30, 2029.
Effective January 1, 2025, the Company renewed an underlying excess of loss reinsurance treaty ("Underlying XOL Treaty") covering the period from January 1, 2025 through June 30, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with the Company's excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026 ("2025/2026 XOL Treaties"). Combined, the renewed 2025/2026 XOL Treaties provided 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Effective July 1, 2026, the Underlying XOL Treaty was renewed along with the Company's excess of loss reinsurance treaty covering the period from July 1, 2026 through June 30, 2027 ("2026/2027 XOL Treaties"). Combined, the renewed 2026/2027 XOL Treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $11,000,000 together with facultative coverage. For the period October 1, 2024 through April 30, 2025, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. For the period July 1, 2026 through June 30, 2027, the Company purchased 70% of all perils coverage excluding named storm losses of $5,000,000 in excess of $5,000,000.
Material terms for reinsurance treaties in effect for the treaty years shown below are as follows (see Note 15 - Subsequent Events, Reinsurance):

	Treaty Period
		2026/2027 Treaty		2025/2026 Treaty
Line of Business	January 2, 2027 to June 30, 2027	July 1, 2026 to January 1, 2027	January 2, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	(5)	5%	5%	16%	16%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	(5)	$950,000	$950,000	$840,000	$840,000
Losses per occurrence
subject to quota share
reinsurance coverage	(5)	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(5)	January 1, 2027	January 1, 2027	January 1, 2026	January 1, 2026
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$10,250,000	$10,250,000	$8,250,000	$8,250,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000	$750,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$10,125,000	$10,175,000	$8,175,000	$8,285,000	$8,360,000
Losses per occurrence
subject to reinsurance
coverage (5)	$11,000,000	$11,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	June 30, 2027	June 30, 2027	June 30, 2026	June 30, 2026	June 30, 2025

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	(5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	$5,250,000	$4,750,000	$5,500,000	$5,000,000	$4,250,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	$494,750,000	$495,250,000	$434,500,000	$435,000,000	$275,000,000

Reinstatement premium
protection (3)	Yes	Yes	Yes	Yes	Yes

(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2026. Effective July 1, 2026, homeowners single risk coverage was increased to $11,000,000 in total insured value, which covers direct losses from $3,500,000 to $11,000,000 through June 30, 2027.

(2)Through June 30, 2026, catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on 80% of the first layer of $5,000,000 in excess of $5,000,000, and one occurrence on 52% of the top layer of $240,000,000 in excess of $200,000,000, which is covered under the catastrophe bond. Effective July 1, 2026, catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on: (i) 70% of the first layer of $5,000,000 in excess of $5,000,000 for all perils excluding named storms, and (ii), 95% of the first layer of $5,000,000 in excess of $5,000,000 for named storms, and one occurrence on 45% of the layer of $275,000,000 in excess of $215,000,000, which is covered under the catastrophe bond. Duration of 168 consecutive hours for a non-named catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone. For named storms, duration beginning on the date a watch, warning, advisory, or other bulletin is first issued, continuing for a time period thereafter during which such named storm continues, regardless of its category rating or lack thereof and regardless of whether the watch, warning, advisory or other bulletin remains in effect for such named storm, and ending on the fourth calendar day following the issuance of the last watch, warning, advisory or other bulletin.
(3)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2025 through June 30, 2026 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2026 through June 30, 2027 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000 for named storms only.
(4)For the period January 1, 2024 through June 30, 2025, the Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the quota share treaty that expired on January 1, 2025. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty. For the period July 1, 2025 through June 30, 2026, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. For the period July 1, 2026 through June 30, 2027, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $11,000,000 together with facultative coverage. Increased retention to $715,000 from $640,000 under the 2025/2026 Treaty, and increased retention to $825,000 under the 2026/2027 Treaty (see note 5 below).
(5)The personal lines quota share treaty (homeowners, dwelling fire and canine liability) will expire on January 1, 2027, with none of these coverages to be in effect during the period from January 2, 2027 through June 30, 2027. If and when this treaty is renewed on January 2, 2027, the personal lines quota share treaty, will be as provided for therein. Reinsurance coverage in effect from January 2, 2027 through June 30, 2027 is only for excess of loss, Underlying XOL, and catastrophe reinsurance treaties.
(6)For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty were excluded from a named catastrophe event. For the 2026/2027 Treaty, there is no exclusion for catastrophe events. Quota share reinsurance under the 2026/2027 treaty is 5% for personal lines business written in all states except California (for which the quota share rate is 30%).
(7)Plus losses in excess of catastrophe coverage.
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, an additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Retention for winter storms was $5,200,000 under the 2025/2026 Treaty from January 1, 2025 through April 30, 2025, $3,900,000 from October 15, 2025 through January 1, 2026, the expiration date of the 2025/2026 Treaty, and $5,000,000 under the 2026/2027 Treaty through April 30, 2026. Effective July 1, 2026 through June 30, 2027, catastrophe coverage is 95% of the first layer of $5,000,000 in excess of $5,000,000 for named storms, 70% for all other catastrophe risks. The remaining coverage is at 100% of $490,000,000 in excess of $10,000,000.

	Treaty Year
Line of Business	July 1, 2026 to June 30, 2027	July 1, 2025 to June 30, 2026	July 1, 2024 to June 30, 2025

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2027	June 30, 2026	June 30, 2025

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
The Company earned ceding commission revenue under the 2026/2027 Treaty for the three and six months ended June 30, 2026 based on only a fixed provisional commission rate at which provisional ceding commissions were earned, with no provision for Sliding Scale ceding commission.
Ceding commission revenue consists of the following:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Provisional ceding commissions earned	$1,351,943	$3,387,505	$2,628,693	$6,639,909
Contingent ceding commissions earned	181,023	(305,949)	308,149	(599,662)
	$1,532,966	$3,081,556	$2,936,842	$6,040,247
Provisional ceding commissions are settled monthly. Balances due to or from reinsurers for contingent ceding commissions on the 2025/2026 Treaty will be settled annually based on the Loss Ratio of the treaty year that ends on January 1. Balances due to or from reinsurers for Sliding Scale contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30 for the expired treaties (which had June 30 expiration dates) that were subject to Sliding Scale contingent commissions. The Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and Sliding Scale contingent ceding commissions earned. As of June 30, 2026 and December 31, 2025, contingent ceding commissions receivable from reinsurers under the 2025/2026 Treaty was approximately $2,064,000 and $1,754,000, respectively, which is recorded in other assets on the accompanying condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, net contingent ceding commissions payable to reinsurers under all other treaties was approximately $734,000 and $732,000, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.
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
Note 7 – Debt
Federal Home Loan Bank
In July 2017, KICO became a member of, and invested in, FHLBNY. KICO is required to maintain an investment in the capital stock of FHLBNY. Based on the redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews the stock for impairment based on the ultimate recoverability of the cost basis in the stock. At June 30, 2026 and December 31, 2025, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets under statutory insurance principles as of the previous quarter. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of June 30, 2026 and December 31, 2025 was approximately $18,819,000 and $16,873,000, respectively. The estimated fair value of available collateral as of June 30, 2026 and December 31, 2025 was approximately $9,117,000 and $9,598,000, respectively. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the six months ended June 30, 2026 and 2025.
Debt
Debt as of June 30, 2026 and December 31, 2025 consists of the following:

	June 30, 2026	December 31, 2025

13.75% Senior Notes due 2026 ("2024 Notes")	$-	$-
Equipment financing	3,801,148	4,440,127
Balance at end of period	$3,801,148	$4,440,127
2024 Notes
The Company issued the 2024 Notes in the aggregate principal amount of $14,950,000 pursuant to a debt exchange agreement (the “2024 Exchange Agreement”). Interest was payable semi-annually in arrears on June 30 and December 30 of each year at the rate of 13.75% per annum. Pursuant to the 2024 Exchange Agreement, the expiration date of the then outstanding warrants to purchase 969,525 shares of Common Stock of the Company pursuant to a 2022 debt exchange agreement ("2022 Exchange Agreement") was extended from December 30, 2025 to June 30, 2026 (all such warrants were subsequently exercised as of December 31, 2025) (see Note 8 – Stockholders’ Equity).
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
The 2024 Exchange Agreement provided for mandatory and optional prepayments of principal. The Company made optional prepayments of $3,500,000 on January 28, 2025, and $2,450,000 on February 24, 2025, and, accordingly, satisfied the entire principal balance of the 2024 Notes. Unamortized debt issue costs of $174,962 related to extinguished debt were expensed at the time the 2024 Notes were extinguished and recorded as loss on extinguishment of debt in the condensed consolidated statements of income and comprehensive income within other operating expenses.

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
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of June 30, 2026 and December 31, 2025, the amount of required collateral was approximately $2,770,000 and $3,616,000, respectively. As of June 30, 2026 and December 31, 2025, the fair value of KICO’s pledged collateral was approximately $2,770,000 and $3,616,000, respectively, in various fixed-maturity securities.
Future contractual payment obligations under the Financing as of June 30, 2026 are as follows:

For the Years Ending December 31,	Total
Remainder of 2026	$657,921
2027	1,119,021
1,776,942
2028 purchase price	2,024,206
Total	$3,801,148
Line of Credit
On July 1, 2026, the Company entered in to a revolving line of credit agreement with Citizens Bank. See Note 15 - Subsequent Events - Debt.
Note 8 – Stockholders’ Equity
Dividends Declared and Paid
Dividends declared and paid on Common Stock were $724,242 and $0 for the three months ended June 30, 2026 and 2025. respectively. Dividends declared and paid on Common Stock were $1,446,518 and $0 for the six months ended June 30, 2026 and 2025. respectively. See Note 15 - Subsequent Events, Dividend Declared.
Preferred Stock
The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued and outstanding as of June 30, 2026 and December 31, 2025.
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
As of June 30, 2026, there were 325,410 shares of Common Stock granted under the 2024 Plan pursuant to stock bonus awards, net of forfeitures.
Stock Options
The results of operations for the three months ended June 30, 2026 and 2025 include stock-based compensation expense for stock options totaling approximately $8,000 and $22,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. The results of operations for the six months ended June 30, 2026 and 2025 include stock-based compensation expense for stock options totaling approximately $17,000 and $44,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. Stock-based compensation expense related to stock options for the six months ended June 30, 2026 is net of estimated forfeitures of approximately 24%.
No options were granted during the six months ended June 30, 2026 and 2025. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.
There have been no stock options granted under the 2024 Plan. A summary of stock option activity under the Company’s 2014 Plan for the six months ended June 30, 2026 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2026	199,991	$2.25	3.08	$2,915,869

Granted	-	$-	-	$-
Exercised	(40,836)	$2.25	-	$448,159
Expired/Forfeited	(6,666)	$2.25	2.86	$88,875

Outstanding at June 30, 2026	152,489	$2.25	2.52	$2,558,765

Vested and Exercisable at June 30, 2026	76,685	$2.25	2.52	$1,286,774

The aggregate intrinsic value of options outstanding and options exercisable at June 30, 2026 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $19.03 closing price of the Company’s Common Stock on June 30, 2026. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.
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
The Company received $41,250 from the exercise of 18,333 options during the six months ended June 30, 2026. The remaining options exercised during the six months ended June 30, 2026 were Net Exercises, resulting in the issuance of 19,359 shares of Common Stock.
As of June 30, 2026, the estimated fair value of unamortized compensation cost related to 75,804 unvested stock option awards was approximately $17,000. Unamortized compensation cost as of June 30, 2026 is expected to be recognized over a remaining weighted-average vesting period of 0.52 years.
Restricted Stock Awards
A summary of the restricted Common Stock activity under the 2024 Plan for the six months ended June 30, 2026 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2026	223,288	$15.35	$3,427,471

Granted	83,469	$16.63	$1,388,089
Vested	(82,904)	$15.68	$(1,299,935)
Forfeited	(8,974)	$16.26	$(145,917)

Balance at June 30, 2026	214,879	$15.68	$3,369,708

For the three months ended June 30, 2026 and 2025, stock-based compensation for these grants was approximately $629,000 and $442,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2026 and 2025, stock-based compensation for these grants was approximately $1,266,000 and $751,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees. Unamortized compensation cost of $2,431,262 as of June 30, 2026 is expected to be recognized over a remaining weighted-average vesting period of 1.44 years.
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
The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022. There was no offering pursuant to the ESPP from November 1, 2022 through December 31, 2024. Effective January 1, 2025, the Company initiated an offering period of January 1, 2025 through December 31, 2025 under the ESPP (the "2025 Offering"). Effective January 1, 2026, the Company initiated an offering period of January 1, 2026 through December 31, 2026 under the ESPP (the "2026 Offering"). For the three months ended June 30, 2026 and 2025, stock-based compensation under the 2026 Offering and 2025 Offering was approximately $8,000 and $7,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2026 and 2025, stock-based compensation under the 2026 Offering and 2025

Offering was approximately $17,000 and $16,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company initially had the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, the Company filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the six months ended June 30, 2026, the Company did not sell any shares of its Common Stock under the ATM program. As of June 30, 2026, the Company had remaining capacity to sell up to an additional $15,945,937 of Common Stock under the ATM program.
Share Repurchase Program

On May 19, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to 1,000,000 shares of its outstanding Common Stock over the next two years. Repurchases under the program may be made from time to time through open market purchases, privately negotiated transactions, block transactions, and transactions effected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company intends to effect repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy. The timing and total amount of any repurchases will be determined at management’s discretion based on its evaluation of market conditions, the Company’s share price, regulatory requirements, the Company’s liquidity needs, and other factors. The program over the two year term does not obligate the Company to acquire any specific number of shares, and may be modified, suspended, or discontinued at any time without prior notice. As of June 30, 2026, the Company acquired a total of 19,446 shares under this program at a cost of $291,833, inclusive of commissions.
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
Income Taxes Paid

For the three months ended June 30, 2026 and 2025, the Company paid federal income taxes of $1,762,000 and $1,353,000, respectively, and state income taxes of $250 and $0, respectively. For the six months ended June 30, 2026 and 2025, the Company paid federal income taxes of $1,762,000 and $1,353,000, respectively, and state income taxes of $250 and $0, respectively.
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
Significant components of the Company’s deferred tax assets and liabilities are as follows:

	June 30, 2026	December 31, 2025

Deferred tax asset:
Net operating loss (1)	$-	$-
Claims reserve discount	1,868,939	1,562,424
Unearned premium	6,258,640	4,948,868
Deferred ceding commission revenue	594,374	1,756,131
Net unrealized losses on securities	2,579,763	1,811,373
Other	978,408	916,350
Total deferred tax assets	12,280,124	10,995,146

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred policy acquisition costs	5,791,086	5,852,113
Intangible assets	105,000	105,000
Depreciation and amortization	142,124	98,931
Total deferred tax liabilities	6,797,753	6,815,587

Net deferred income tax asset	$5,482,371	$4,179,559
(1)The deferred tax assets from federal current year net operating loss ("NOL"), and state current year and prior years NOL carryovers are as follows:

Type of NOL	June 30, 2026	December 31, 2025	Expiration

Federal only, current year	$-	$-	None

State only (A)	3,546,066	3,421,252	December 2027 - December 2045
Valuation allowance	(3,546,066)	(3,421,252)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$-	$-
(A)Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of June 30, 2026 and December 31, 2025 was $54,554,854 and $52,634,646, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. Kingstone has recorded a full valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2045.
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
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the six months ended June 30, 2026 and 2025. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2025 remain subject to examination.
Note 10 – Earnings Per Common Share
Basic net earnings per common share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per common share reflects, in periods in which it has a dilutive effect, the impact of shares of Common Stock issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the three months and six months ended June 30, 2026 and 2025, there were no options or warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods.
The computation of diluted earnings per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months and six months ended June 30, 2026 and 2025, there were no options, warrants or restricted stock awards that were anti-dilutive for the relevant periods.

The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Three months ended June 30		Six months ended June 30
	2026	2025	2026	2025

Weighted average number of shares outstanding	14,480,305	13,925,707	14,467,100	13,700,308

Effect of dilutive securities, common share equivalents:
Stock options	132,673	181,646	132,003	180,620
Warrants	-	230,381	-	229,951
Restricted stock awards	58,649	49,804	39,696	37,869

Weighted average number of shares outstanding, used for computing diluted earnings per share	14,671,627	14,387,538	14,638,799	14,148,748
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
Additional information regarding the Company’s office operating leases is as follows:

	Three months ended June 30,		Six months ended June 30,
Lease cost	2026	2025	2026	2025

Operating lease	$13,391	$13,391	$26,783	$17,855
Total lease cost	$13,391	$13,391	$26,783	$17,855

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$13,129	$12,254	$25,674	$16,338
Discount rate	13.75%	13.75%	13.75%	13.75%
Remaining lease term in years	3.67	4.67	3.67	4.67
Operating lease right-of-use assets, included in other assets, were $103,312 and $136,209 as of June 30, 2026 and December 31, 2025, respectively. Operating lease right-of-use liabilities, included in accounts payable, accrued expenses and other liabilities, were $103,312 and $136,209 as of June 30, 2026 and December 31, 2025, respectively.

Rent expense for the three months ended June 30, 2026 and 2025 amounted to $13,391 and $13,391, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses. Rent expense for the six months ended June 30, 2026 and 2025 amounted to $26,783 and $17,855, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses.
Employment Agreements
Meryl Golden, President and Chief Executive Officer
Employment Agreement effective as of January 1, 2025
On April 15, 2024, the Company and Ms. Golden entered into a third amended and restated employment agreement (the “Third Amended Golden Employment Agreement”). The Third Amended Golden Employment Agreement was effective as of January 1, 2025 and extends the expiration date of Ms. Golden's previous employment agreement (the "Second Amended Golden Employment Agreement") from December 31, 2024 to January 10, 2027. Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden is entitled to receive an annual base salary of $550,000 (increased from $500,000 previously in effect) and an annual bonus equal to 3% of the Company’s consolidated income from operations before taxes, exclusive of the Company’s consolidated net investment income (loss), net unrealized gains (losses) on equity securities and net realized gains (losses) on investments, up to a maximum of 1.25 times her base annual salary (the same as previously in effect). Pursuant to the Third Amended Golden Employment Agreement (and as was provided for in the Second Amended Golden Employment Agreement), in the event that Ms. Golden’s employment is terminated by the Company without cause or she resigns for good reason (each as defined in the Third Amended Golden Employment Agreement), Ms. Golden would be entitled to receive her base salary and the 3% bonus for the remainder of the term. Ms. Golden would be entitled, under certain circumstances, to a payment equal to 1.5 times her then annual salary and her accrued bonus in the event of the termination of her employment following a change of control of the Company (also as is provided for in the Second Amended Golden Employment Agreement). Pursuant to the Third Amended Golden Employment Agreement, Ms. Golden received during each of January 2025 and January 2026 a grant of 40,000 shares of restricted stock. The 2025 grant vested with respect to one-half of the award on the first anniversary of the grant date and will become vested with respect to one-half of the award on December 31, 2026. The 2026 grant will become vested on the first anniversary of the grant date.
Employment Agreement effective as of January 11, 2027
On April 17, 2026, the Company and Ms. Golden entered into a Fourth Amended and Restated Employment Agreement (the “Fourth Amended Golden Employment Agreement”). The Fourth Amended Golden Employment Agreement is effective as of January 11, 2027 and expires on January 10, 2029. The Fourth Amended Golden Employment Agreement extends the expiration date of the Third Amended Golden Employment Agreement from January 10, 2027 to January 10, 2029.

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
Note 12 – Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the three months ended June 30, 2026 and 2025, the Company accrued approximately $817,038 and $856,458, respectively, of cash payments related to an employee bonus plan (the "Bonus Plan"), of which $185,601 and $195,272, respectively, is allocated and recorded in loss and LAE, $628,437 and $661,186, respectively, is recorded in other underwriting expenses, and $3,000 and $0, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2026 and 2025, the Company accrued approximately $817,038 and $980,391, respectively, of cash payments related to an employee bonus plan (the "Bonus Plan"), of which $185,601 and $223,529, respectively, is allocated and recorded in loss and LAE, $628,437 and $756,862, respectively, is recorded in other underwriting expenses, and $3,000 and $0, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. In addition to the cash payments, the Bonus Plan provides for a restricted stock award ("RSA") to the Company's senior leadership team ("SLT") and other members of management in an amount up to their cash payments if certain performance metrics have been met. The performance metrics for the three months and six months ended June 30, 2026 were not met, and, accordingly, no stock-based compensation liability has been accrued for the three months and six months ended June 30, 2026 for the SLT RSA bonus. The performance metrics for the six months ended June 30, 2025 were met, and, accordingly, $48,006 of stock based compensation liability has been accrued for the three months and six months ended June 30, 2025 for the SLT RSA bonus and is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
Executive Bonus Plan

For the three months ended June 30, 2026 and 2025, the Company accrued approximately $191,000 and $345,000, respectively, for a bonus pursuant to the Third Amended Golden Employment Agreement ("Executive Bonus") of which $172,000 and $311,000, respectively, is recorded in other underwriting expenses, and $19,000 and $34,000, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the six months ended June 30, 2026 and 2025, the Company accrued approximately $191,000 and $371,000, respectively, for the Executive Bonus of which $172,000 and $334,000, respectively, is recorded in other underwriting expenses, and $19,000 and $37,000, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
401(k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $89,000 and $72,000, respectively, of expense for the three months ended June 30, 2026 and 2025, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. The Company incurred approximately $227,000 and $185,000, respectively, of expense for the six months ended June 30, 2026 and 2025, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income.

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

The following tables reconcile the revenue and expense components of the net combined ratio to consolidated net income for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Revenue components of net combined ratio
Net premiums earned	$60,467,477	$46,215,260	$116,336,291	$89,738,323
Ceding commission revenue	1,532,966	3,081,556	2,936,842	6,040,247
Other income	184,011	151,173	364,800	291,127
Total revenue components of net combined ratio	62,184,454	49,447,989	119,637,933	96,069,697
Expense components of net combined ratio
Loss and loss adjustment expenses	23,930,497	17,927,162	69,504,881	45,102,240
Commission expense	11,573,138	10,629,629	21,768,550	19,942,509
Other underwriting expenses	8,655,155	7,727,367	17,016,428	15,132,789
Total expense components of net combined ratio	44,158,790	36,284,158	108,289,859	80,177,538

Operating segment net income	18,025,664	13,163,831	11,348,074	15,892,159

Reconciliation of net income components
excluded from net combined ratio:

Revenue components excluded from net combined ratio
Net investment income	3,428,729	2,300,267	6,766,310	4,348,863
Net gain (loss) on investments	240,345	546,451	(775,002)	408,472
Gain on sale of real estate	-	-	-	1,965,989
Other income	18	72	41	533
Total revenue components excluded
from net combined ratio	3,669,092	2,846,790	5,991,349	6,723,857
Expense components excluded from net combined ratio
Other operating expenses	1,362,430	1,153,480	3,622,977	2,189,217
Depreciation and amortization	761,473	613,364	1,476,980	1,237,227
Interest expense	58,808	77,074	128,663	304,528
Income tax	4,041,874	2,914,371	2,448,882	3,750,052
Total expense components excluded
from net combined ratio	6,224,585	4,758,289	7,677,502	7,481,024
Total net loss components
excluded from net combined ratio:	(2,555,493)	(1,911,499)	(1,686,153)	(757,167)

Consolidated net income	$15,470,171	$11,252,332	$9,661,921	$15,134,992

The following table shows the calculation of the net combined ratio and return on equity from net investment income for the periods presented.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net combined ratio
Net loss ratio	39.6%	38.8%	59.7%	50.3%
Net underwriting expense ratio	30.6%	32.7%	30.5%	32.0%
Net combined ratio	70.2%	71.5%	90.2%	82.3%

Reconciliation of net underwriting expense ratio:
Commission expense and other
underwriting expenses	$20,228,293	$18,356,996	$38,784,978	$35,075,298
Less: Ceding commission revenue	(1,532,966)	(3,081,556)	(2,936,842)	(6,040,247)
Less: Other income	(184,011)	(151,173)	(364,800)	(291,127)
Total commission expense and other
underwriting expenses	$18,511,316	$15,124,267	$35,483,336	$28,743,924

Net earned premium	$60,467,477	$46,215,260	$116,336,291	$89,738,323

Net Underwriting Expense Ratio	30.6%	32.7%	30.5%	32.0%

Return on equity on net investment income
Stockholders' equity beginning of period	$114,504,510	$82,209,963	$122,731,249	$66,708,451
Stockholders' equity end of period	$129,159,460	$94,877,892	$129,159,460	$94,877,892
Average stockholders' equity	$121,831,985	$88,543,928	$125,945,355	$80,793,172
Net investment income	$3,428,729	$2,300,267	$6,766,310	$4,348,863
Return on equity on net investment income	2.8%	2.6%	5.4%	5.4%
Return on equity on net investment income - annualized	11.2%	10.4%	10.8%	10.8%
Total assets	$477,933,872	$393,421,525	$477,933,872	$393,421,525
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
Note 15 – Subsequent Events
The Company has evaluated events that occurred subsequent to June 30, 2026 through the date these condensed consolidated financial statements were issued for matters that required disclosure or adjustment in these condensed consolidated financial statements.
Debt
On July 1, 2026, Kingstone executed a Revolving Loan Note pursuant to a credit agreement (together, the “Citizens Agreement”) with Citizens Bank (“Lender”). Capitalized terms used in this footnote are defined in the Citizens Agreement.
Under the Citizens Agreement, Kingstone may receive advances from Lender not to exceed an unpaid principal balance of $5,000,000. Advances extended under the Citizens Agreement will bear interest at a floating rate based on either the one-month secured overnight financing rate plus a margin of 2.5% or the Alternate Base Rate plus a margin of 2.5%. The credit line will be subject to a 0.25% unused fee. The Citizens Agreement is subject to certain financial and non-financial covenants.
Interest only payments are due monthly, and payment in full is due at maturity on July 1, 2028. Advances are unsecured.

Closing costs and fees of approximately $40,000 were paid in connection with the Citizens Agreement, representing legal fees and out of pocket costs incurred by the Lender. The line of credit will be used for general corporate purposes.
Reinsurance
Effective July 1, 2026, KICO entered into new excess of loss and catastrophe reinsurance treaties (see Note 6 – Property and Casualty Insurance Activity - “Reinsurance”).
Dividend Declared
On July 23, 2026, the Company’s Board of Directors approved a quarterly dividend of $0.06 per share payable in cash on August 26, 2026 to stockholders of record as of the close of business on August 11, 2026 (see Note 8 – Stockholders’ Equity).
There were no other subsequent events identified requiring recognition or disclosure in these condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We offer property and casualty insurance products through our wholly-owned subsidiary, Kingstone Insurance Company (“KICO”). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and commercial auto physical damage insurance in New York, and in 2025 was the 11th largest writer of homeowners insurance in New York. Beginning in June 2026, KICO began writing homeowners coverage in California on a non-admitted basis. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. Our wholly-owned subsidiary, Kingstone America Insurance Company ("KAIC"), was licensed to write property and casualty insurance by the state of Connecticut on May 1, 2026. We expect KAIC to begin writing policies in Connecticut in the second half of 2026. For the three months ended June 30, 2026 and 2025, respectively, 98.5% and 97.9% of KICO’s direct premiums written came from the New York policies. For the six months ended June 30, 2026 and 2025, respectively, 98.6% and 98.1% of KICO’s direct premiums written came from the New York policies.
In addition, our wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), a multi-state licensed general agency, receives commission revenue from KICO for the policies it places with others and pays commissions to these agencies. In April 2026, Cosi became licensed in California, and we expect to expand our underwriting operations in California during the remainder of 2026 through the policies Cosi writes. Cosi retains the profit between the commission revenue received and the commission expense paid (“Net Cosi Revenue”). Commission expense is reduced by Net Cosi Revenue. Cosi-related operating expenses are primarily employment costs and are included in other operating expenses.
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
Other operating expenses include our corporate expenses as a holding company and Cosi expenses. These corporate expenses include legal and auditing fees, executive employment costs and equity compensation, directors' fees, and other costs directly associated with being a public company.
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
In May 2019, due to the poor performance of these lines, we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of June 30, 2026 and December 31, 2025, there were no commercial liability policies in-force. As of June 30, 2026, these expired policies represented approximately 9.3% of loss and LAE reserves net of reinsurance recoverables. See discussion below under “Additional Financial Information”.
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
Loss and Loss Adjustment Expense Reserves
Property and casualty loss and loss adjustment expense (“LAE”) reserves are established to provide for the estimated cost of settling both reported (“case”) and incurred but not reported (“IBNR”) claims and claims adjusting expenses. The liability for these reserves is estimated on an undiscounted basis, using individual case-basis valuations and paid claims, pending claims, statistical analyses and various actuarial reserving methodologies. Due to the inherent uncertainty of the reserve process, actual loss costs could vary significantly compared to estimated loss costs. The below table provides detail of our reserves as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026			As of December 31, 2025
($ in thousands)	Gross	Ceded	Net	Gross	Ceded	Net
Case loss	$93,530	$27,183	$66,347	$75,385	$20,749	$54,636
Case LAE	7,147	1,773	5,374	7,459	1,812	5,646
IBNR loss	44,969	7,815	37,154	38,794	8,277	30,517
IBNR LAE	21,829	2,161	19,668	18,901	2,394	16,507
Total	$167,475	$38,932	$128,543	$140,539	$33,232	$107,306
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
Policies in Force and Direct Premiums Written
See the tables below for our policies in force as of June 30, 2026 and 2025 and direct written premiums for the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026, our direct written premiums increased by 19.2% compared to the six months ended June 30, 2025, while policies in force increased by 9.9% as of June 30, 2026 as compared to June 30, 2025.

	As of June 30,
	2026	2025	Change	Percent

Policies In Force	84,570	76,925	7,645	9.9%

	Three months ended June 30,				Six months ended June 30,
(000’s except percentages)	2026	2025	Change	Percent	2026	2025	Change	Percent

Direct premiums written[1]	$72,494	$61,062	$11,432	18.7%	$142,097	$119,237	$22,860	19.2%
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
Relative to geographic expansion, we have conducted a thorough study of selected geographies and states with the help of industry-leading third-party advisors and overlaid important lessons learned from our past challenges to ensure that we do not face such challenges again. We plan to pursue prudent growth at a measured pace in our chosen new states, testing and validating rate adequacy commensurate with risk factors in the new geographies. Under our current plan we went live in California in June 2026, and expect to go live in Connecticut in the second half of 2026.
Consolidated Results of Operations
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2026	2025	Change	Percent
Revenues
Direct premiums written (1)	$142,097	$119,237	$22,860	19.2%
Ceded premiums written
Ceded to quota share treaties (2)	(7,200)	3,543	(10,743)	(303.2)%
Ceded to excess of loss treaties	3,231	2,880	351	12.2%
Ceded to catastrophe treaties	684	(406)	1,090	268.5%
Total ceded premiums written	(3,285)	6,017	(9,302)	154.6%

Net premiums written (1)	145,382	113,220	32,162	28.4%

Change in unearned premiums
Direct	1,401	4,439	(3,038)	(68.4)%
Ceded to reinsurance treaties (2)	(30,447)	(27,920)	(2,527)	(9.1)%
Change in net unearned premiums	(29,046)	(23,482)	(5,564)	(23.7)%

Premiums earned
Direct	143,498	123,676	19,822	16.0%
Ceded to reinsurance treaties (2)	(27,162)	(33,938)	6,776	20.0%
Net premiums earned	116,336	89,738	26,598	29.6%

Ceding commission revenue (2)	2,937	6,040	(3,103)	(51.4)%
Net investment income	6,766	4,349	2,417	55.6%
Net (losses) gains on investments	(775)	408	(1,183)	(290.0)%
Gain on sale of real estate	-	1,966	(1,966)	(100.0)%
Other income	365	292	73	25.0%
Total revenues	125,629	102,794	22,835	22.2%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	61,304	54,511	6,793	12.5%
Losses from catastrophes (3)	26,741	1,237	25,504	NM
Total direct and assumed loss and loss adjustment expenses	88,045	55,748	32,297	57.9%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	5,805	10,447	(4,642)	(44.4)%
Losses from catastrophes (3)	12,735	198	12,537	NM
Total ceded loss and loss adjustment expenses	18,540	10,645	7,895	74.2%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	55,499	44,063	11,436	26.0%
Losses from catastrophes (3)	14,006	1,039	12,967	NM
Net loss and loss adjustment expenses	69,505	45,102	24,403	54.1%

Commission expense	21,769	19,943	1,826	9.2%
Other underwriting expenses	17,016	15,133	1,883	12.4%
Other operating expenses	3,623	2,189	1,434	65.5%
Depreciation and amortization	1,477	1,237	240	19.4%
Interest expense	129	305	(176)	(57.7)%
Total expenses	113,518	83,909	29,609	35.3%

Income before taxes	12,111	18,885	(6,774)	(35.9)%
Income tax expense	2,449	3,750	(1,301)	(34.7)%
Net income	$9,662	$15,135	$(5,473)	(36.2)%
NM = Not Meaningful
(Columns in the table above may not sum to totals due to rounding)

(1)Direct premiums written and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
(2)For the six months ended June 30, 2025, our personal lines business was subject to a 16% quota share treaty, expiring on January 1, 2026. Effective January 1, 2026, we entered into a 5% personal lines quota share treaty, under a cutoff basis.
(3)The six months ended June 30, 2026 and 2025 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Six months ended June 30,
	2026	2025	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	59.7%	50.3%	9.4	18.7%
Net underwriting expense ratio	30.5%	32.0%	(1.5)	(4.7)%
Net combined ratio	90.2%	82.3%	7.9	9.6%
Direct Premiums Written(1)
Direct premiums written during the six months ended June 30, 2026 (“Six Months of 2026”) were $142,097,000 compared to $119,237,000 during the six months ended June 30, 2025 (“Six Months of 2025”). The increase of $22,860,000, or 19.2%, was primarily due to an increase in premiums from our personal lines business. Direct premiums written from our personal lines business for the Six Months of 2026 were $134,890,000, an increase of $22,822,000, or 20.4%, from $112,068,000 in the Six Months of 2025. The 20.4% increase in premiums from our personal lines business was primarily due to organic growth, an increase in retention, and an increase in average premiums primarily from an increase in replacement costs.
Direct premiums written from our livery physical damage business for the Six Months of 2026 were $7,180,000, an increase of $43,000, or 0.6%, from $7,137,000 in the Six Months of 2025. The increase in direct premiums written for livery physical damage was due to an increase in the values of the autos insured offset by a decrease in policies in force.
___________________
(1) Direct premiums written is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
Net Premiums Written(1) and Net Premiums Earned
Net premiums written increased $32,162,000, or 28.4%, to $145,382,000 in the Six Months of 2026 from $113,220,000 in the Six Months of 2025. Net premiums written represent direct premiums written, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in the Six Months of 2026 is primarily due to changes to our personal lines quota share reinsurance treaty resulting in an increase in retention, the additional premiums due to organic growth, and an increase in average premiums primarily from an increase in replacement costs. See quota share reinsurance treaties discussion below.
___________________
(1) Net premiums written is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
Quota share reinsurance treaties
Effective January 1, 2025, we entered into a 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business written in all states except California (for which we entered into a new 30% quota share reinsurance treaty) covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”). Our personal lines business was subject to the 2026/2027 Treaty in the Six Months of 2026, and the 2025/2026

Treaty in the Six Months of 2025. In the Six Months of 2026, our premiums ceded under quota share treaties decreased by $10,743,000 in comparison to premiums ceded under quota share treaties in the Six Months of 2025 (see table above). The decrease in the Six Months of 2026 was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2026/2027 Treaty compared to direct premiums written subject to the 2025/2026 Treaty. The inception of the 2026/2027 Treaty was recorded as a cutoff, resulting in the return of $13,277,000 from reinsurers to us of previously ceded premiums written that were unearned as of January 1, 2026. The inception of the 2025/2026 Treaty was recorded as a cutoff, resulting in the return of $11,471,000 from reinsurers to us of previously ceded premiums written that were unearned as of January 1, 2025.
Excess of loss reinsurance treaties
In the Six Months of 2026, our ceded excess of loss reinsurance premiums increased $351,000 compared to the ceded excess of loss premiums for the Six Months of 2025. Effective January 1, 2025, we renewed an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2025 through June 30, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Retention was increased to $825,000 from $715,000 under the 2025/2026 Treaty.
Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. With regard to treaties entered into on July 1, 2025 ("2025/2026 Catastrophe Treaty") and 2024 ("2024/2025 Catastrophe Treaty"), we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2025 and 2024, respectively. The 2025/2026 Catastrophe Treaty covers 80% of losses on the first layer of 5,000,000 in excess of $5,000,000 (catastrophe coverage of $4,000,000), and losses of $440,000,000 in excess of $10,000,000 (catastrophe coverage of $430,000,000), for a total catastrophe coverage of $434,000,000. The 2024/2025 Catastrophe Treaty covered 95% of losses on the first layer of $5,000,000 in excess of $5,000,000 (catastrophe coverage of $4,750,000), and losses of $280,000,000 in excess of $10,000,000 (catastrophe coverage of $270,000,000), for a total catastrophe coverage of $274,750,000. Catastrophe coverage under the 2025/2026 Catastrophe Treaty increased by $159,250,000 compared to the 2024/2025 Catastrophe Treaty. As a result of recording the entire annual catastrophe premiums at the inception of the treaties, catastrophe premiums in subsequent quarters would be due to premium adjustments. In the Six Months of 2026, our premiums ceded under our catastrophe treaties was $684,000 in comparison to negative $406,000 ceded under catastrophe treaties in the Six Months of 2025 (see table above). The premiums in the Six Months of 2026 was due to reinstatement premiums related to winter catastrophe losses, offset by a no loss bonus from one of our reinsurers. The negative premiums in the Six Months of 2025 was due to a no loss bonus from one of our reinsurers.
Net premiums earned
Net premiums earned increased $26,598,000, or 29.6%, to $116,336,000 in the Six Months of 2026 from $89,738,000 in the Six Months of 2025. The increase was due an increase in retention related to the 11 percentage point reduction in quota share rates discussed above, and the increase in premiums from organic growth, partially offset by an increase in catastrophe premiums due to the increase in catastrophe coverage reflected in ceded catastrophe premiums earned.
Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Six months ended June 30,
($ in thousands)	2026	2025	Change	Percent

Provisional ceding commissions earned	$2,629	$6,640	$(4,011)	(60.4)%
Contingent ceding commissions earned	308	(600)	908	151.3%

Total ceding commission revenue	$2,937	$6,040	$(3,103)	(51.4)%

Ceding commission revenue was $2,937,000 in the Six Months of 2026 compared to $6,040,000 in the Six Months of 2025. The decrease of $3,103,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In the Six Months of 2026, we earned provisional ceding commissions of $2,629,000 from personal lines earned premiums ceded under the 2026/2027 Treaty, and in the Six Months of 2025, we earned provisional ceding commissions of $6,640,000 from personal lines earned premiums ceded under the 2025/2026 Treaty. The decrease of $4,011,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during the Six Months of 2026 compared to the Six Months of 2025, offset by an increase in ceding commission rates under the 2026/2027 Treaty.
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
Net Investment Income
Net investment income was $6,766,000 in the Six Months of 2026 compared to $4,349,000 in the Six Months of 2025, an increase of $2,417,000, or 55.6%, primarily due to an increase in cash generated from operations invested in fixed-income securities and an increase in average yield on non-cash invested assets. The average yield on non-cash invested assets was 4.4% as of June 30, 2026 compared to 4.0% as of June 30, 2025.
Cash and invested assets were $350,981,000 as of June 30, 2026 compared to $273,550,000 as of June 30, 2025, an increase of $77,431,000, primarily driven by cash flows from operations.
Net (Losses) Gains on Investments
Net losses on investments were $775,000 in the Six Months of 2026 compared to net gains on investments of $408,000 in the Six Months of 2025. Unrealized losses on our equity securities and other investments in the Six Months of 2026 were $570,000, compared to unrealized gains on our equity securities and other investments of $414,000 in the Six Months of 2025. Net realized losses on sales of investments were $205,000 in the Six Months of 2026 compared to net realized losses on sales of investments of $6,000 in the Six Months of 2025.
Gain on Sale of Real Estate
Gain on sale of real estate was $0 in the Six Months of 2026 compared to $1,966,000 in the Six Months of 2025. On March 19, 2025 one of our subsidiaries closed on the sale of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3,600,000. We are now renting a smaller facility in Kingston, New York.
Other Income
Other income was $365,000 in the Six Months of 2026 compared to $292,000 in the Six Months of 2025, an increase of $73,000, or 25.0%.
Net Loss and LAE
Net loss and LAE was $69,505,000 for the Six Months of 2026 compared to $45,102,000 for the Six Months of 2025. The net loss ratio was 59.7% in the Six Months of 2026 compared to 50.3% in the Six Months of 2025, an increase of 9.4 percentage points.

The higher net loss ratio in the Six Months of 2026 is due to a greater impact from catastrophes, in particular several large winter storm catastrophe events from January and February. The largest of these events was an extended period of subfreezing temperatures in early February resulting in a large number of pipe freeze claims. The total net catastrophe impact for the Six Months of 2026 was $14,006,000, which contributed 12.0 points to the net loss ratio. By comparison, the catastrophe impact for the Six Months of 2025 was 1.2 points. Favorable prior year reserve development decreased the net loss ratio by 2.5 points during the Six Months of 2026 as compared to decreasing the net loss ratio by 0.9 points during the Six Months of 2025. For the Six Months of 2026, property claims overall developed better than expected, driven primarily by reserve takedowns on several fire and water damage claims from accident years 2024 and 2025 as well as a large subrogation recovery on a water damage claim from accident year 2023, resulting in favorable development. For the Six Months of 2025, the favorable prior year development was attributable to reserve takedowns on several fire and water damage claims from accident years 2022 through 2024 as well as a large subrogation recovery on a water damage claim from accident year 2022.

The underlying loss ratio(1) (loss ratio excluding the impact of catastrophes and prior year reserve development) was 50.2% for the Six Months of 2026, a small increase of 0.2 points from the 50.0% underlying loss ratio recorded for the Six Months of 2025. The non-catastrophe loss frequency remained low for the Six Months of 2026, with continued discipline in underwriting. Overall personal lines non-catastrophe severity for the Six Months of 2026 was slightly higher than for the Six Months of 2025. The increase was generally in line with inflation and was offset by higher average premium per policy.

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
Commission Expense
Commission expense was $21,769,000 in the Six Months of 2026 or 15.2% of direct earned premiums. Commission expense was $19,943,000 in the Six Months of 2025 or 16.1% of direct earned premiums The increase of $1,826,000 in the Six Months of 2026 compared to the Six Months of 2025 was primarily due to an increase in direct earned premiums of $19,822,000, partially offset by a decrease of $725,000 for an accrual of estimated contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $17,016,000 in the Six Months of 2026 compared to $15,133,000 in the Six Months of 2025. The increase of $1,883,000, or 12.4%, was primarily due to increases in salaries and employment costs as described below, an increase in premium taxes due to the growth in direct earned premiums, and an increase in DFS regulatory fees.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $8,153,000 in the Six Months of 2026 compared to $7,432,000 in the Six Months of 2025. Salaries and employment costs were 7.0 points of the net underwriting expense ratio in the Six Months of 2026, a reduction of 1.3 points from 8.3 points in the Six Months of 2025 primarily due to the economies of scale with the increase in net premiums earned. The dollar increase in salaries and employment costs was due to annual salary increases, and strengthening of our professional team by investing in hiring talent with insurance industry experience due to the growth in premiums written and anticipated new business in accordance with our 5-Year Growth Plan.

Our net underwriting expense ratio in the Six Months of 2026 was 30.5%, compared with 32.0% in the Six Months of 2025. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Six months ended June 30,		Percentage Point Change
	2026	2025
Other underwriting expenses
Employment costs	7.0%	8.3%	(1.3)
Underwriting fees (inspections/surveys)	1.1	1.3	(0.2)
IT expenses	1.4	1.5	(0.1)
Professional fees	0.6	0.8	(0.2)
Other expenses	4.5	5.0	(0.5)
Total other underwriting expenses	14.6	16.9	(2.3)

Commission expense	18.7	22.2	(3.5)

Ceding commission revenue
Provisional	(2.3)	(7.4)	5.1
Contingent	(0.3)	0.7	(1.0)
Total ceding commission revenue	(2.6)	(6.7)	4.1

Other income	(0.3)	(0.3)	–

Net underwriting expense ratio	30.5%	32.0%	(1.5)
(Components may not sum to totals due to rounding)
Other Operating Expenses
Other operating expenses were $3,623,000 for the Six Months of 2026 compared to $2,189,000 for the Six Months of 2025. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Six months ended June 30,
($ in thousands)	2026	2025	Change	Percent

Other operating expenses
Employment costs	$177	$80	$97	121.3%
Executive bonus	27	37	(10)	(27.0)
Equity compensation	1,300	811	489	60.3
Equity compensation - liability	-	48	(48)	(100.0)
Professional	1,421	253	1,168	NM
Directors fees	315	251	64	25.5
Insurance	58	94	(36)	(38.3)
Loss on extinguishment of debt	-	175	(175)	(100.0)
Other expenses	325	440	(115)	(26.1)
Total other operating expenses	$3,623	$2,189	$1,434	65.5%
NM=Not Meaningful
(Components may not sum to totals due to rounding)

The increase in the Six Months of 2026 of $1,434,000, or 65.5%, as compared to the Six Months of 2025 was primarily due to an increase in equity compensation and professional fees, partially offset by a decrease in loss on extinguishment of debt. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31, 2025 pursuant to our employee bonus plan, and to our CEO and CFO pursuant to their respective employment agreements. The increase in professional fees is due to legal fees incurred related to board level projects and additional accounting expenses incurred related to our new requirement for the audit of our internal control over financial reporting. The reduction in loss on extinguishment of debt loss is due to writing off the balance of unamortized debt issue costs upon the prepayment of the 2024 Notes in the Six Months of 2025 as disclosed in Note 7 to the condensed consolidated financial statements.
Depreciation and amortization was $1,477,000 in the Six Months of 2026 compared to $1,237,000 in the Six Months of 2025. The increase of $240,000, or 19.4%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in the Six Months of 2026 was $129,000 compared to $305,000 in the Six Months of 2025, a decrease of $176,000 or 57.7%. In the Six Months of 2025, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2024 Notes which were paid off in the first quarter of 2025. In addition, we also incurred interest expense on the 2022 equipment financing.
Income Tax Expense
Income tax expense in the Six Months of 2026 was $2,449,000, which resulted in an effective tax rate of 20.2%. Income tax expense in the Six Months of 2025 was $3,750,000, which resulted in an effective tax rate of 19.9%. The difference in effective tax rate is due to the effect of permanent differences in the Six Months of 2026 compared to the Six Months of 2025. In the Six Months of 2026, the vesting of restricted stock awards and exercise of stock options resulted in an income tax benefit, due to the increase in the stock price on the vesting date and exercise date as compared to the grant date, which had the effect of reducing the effective tax rate. In the Six Months of 2025, the vesting of restricted stock awards and exercise of stock options resulted in an income tax benefit, due to the increase in the stock price on the vesting date and exercise date as compared to the grant date, which had the effect of reducing the effective tax rate. In the Six Months of 2026, the increase in stock price was not as great as the increase in the Six Months of 2025 on the vesting of restricted stock awards, resulting in a lower tax benefit, which had the effect of increasing the effective tax rate when compared to the prior year.
Net Income
Net income was $9,662,000 in the Six Months of 2026 compared to net income of $15,135,000 in the Six Months of 2025. The decrease in net income of $5,473,000 was due to the items described above.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
The following table summarizes the changes in the results of our operations (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2026	2025	Change	Percent
Revenues
Direct premiums written (1)	$72,494	$61,062	$11,432	18.7%
Ceded premiums written
Ceded to quota share treaties (2)	3,127	7,736	(4,609)	(59.6)%
Ceded to excess of loss treaties	1,659	1,521	138	9.1%
Ceded to catastrophe treaties	(80)	(406)	326	80.3%
Total ceded premiums written	4,705	8,851	(4,146)	(46.8)%

Net premiums written (1)	67,789	52,211	15,578	29.8%

Change in unearned premiums
Direct and assumed	1,016	1,968	(952)	(48)%
Ceded to reinsurance treaties (2)	(8,337)	(7,964)	(373)	(4.7)%
Change in net unearned premiums	(7,322)	(5,995)	(1,327)	(22.1)%

Premiums earned
Direct and assumed	73,509	63,031	10,478	16.6%
Ceded to reinsurance treaties	(13,042)	(16,815)	3,773	22.4%
Net premiums earned	60,467	46,215	14,252	30.8%

Ceding commission revenue (2)	1,533	3,081	(1,548)	(50.2)%
Net investment income	3,429	2,300	1,129	49.1%
Net gains on investments	240	546	(306)	(56.0)%
Other income	184	151	33	21.9%
Total revenues	65,854	52,294	13,560	25.9%
Expenses
Loss and loss adjustment expenses
Direct and assumed:
Loss and loss adjustment expenses excluding the effect of catastrophes	26,693	21,169	5,524	26.1%
Losses from catastrophes (3)	1,122	344	778	226.2%
Total direct and assumed loss and loss adjustment expenses	27,815	21,513	6,302	29.3%

Ceded loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	2,270	3,531	(1,261)	(35.7)%
Losses from catastrophes (3)	1,614	55	1,559	NM
Total ceded loss and loss adjustment expenses	3,884	3,586	298	8.3%

Net loss and loss adjustment expenses:
Loss and loss adjustment expenses excluding the effect of catastrophes	24,423	17,638	6,785	38.5%
Losses from catastrophes (3)	(493)	289	(782)	(270.6)%
Net loss and loss adjustment expenses	23,930	17,927	6,003	33.5%

Commission expense	11,573	10,630	943	8.9%
Other underwriting expenses	8,655	7,727	928	12.0%
Other operating expenses	1,362	1,153	209	18.1%
Depreciation and amortization	761	613	148	24.1%
Interest expense	59	77	(18)	(23.4)%
Total expenses	46,342	38,128	8,214	21.5%

Income before taxes	19,512	14,167	5,345	37.7%
Income tax expense	4,042	2,914	1,128	38.7%
Net income	$15,470	$11,252	$4,218	37.5%
NM = Not Meaningful
(Columns in the table above may not sum to totals due to rounding)

(1)Direct written premiums and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
(2)For the three months ended June 30, 2025, our personal lines business was subject to a 16% quota share treaty, expiring on January 1, 2026. Effective January 1, 2026, we entered into a 5% personal lines quota share treaty, under a cutoff basis.
(3)The three months ended June 30, 2026 and 2025 include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services (PCS) unit of the Insurance Services Office (ISO). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended June 30,
	2026	2025	Percentage Point Change	Percent Change

Key ratios:
Net loss ratio	39.6%	38.8%	0.8	2.1%
Net underwriting expense ratio	30.6%	32.7%	(2.1)	(6.4)%
Net combined ratio	70.2%	71.5%	(1.3)	(1.8)%
Direct Premiums Written(1)
Direct premiums written during the three months ended June 30, 2026 (“Three Months of 2026”) were $72,494,000 compared to $61,062,000 during the three months ended June 30, 2025 (“Three Months of 2025”). The increase of $11,432,000, or 18.7%, was primarily due to an increase in premiums from our personal lines business. Direct premiums written from our personal lines business for Three Months of 2026 were $68,965,000, an increase of $11,209,000, or 19.4%, from $57,756,000 in Three Months of 2025. The 19.4% increase in premiums from our personal lines business was primarily due to organic growth, an increase in retention, and an increase in average premiums primarily from an increase in replacement costs.
Direct premiums written from our livery physical damage business for Three Months of 2026 were $3,518,000, an increase of $228,000, or 6.9%, from $3,290,000 in Three Months of 2025. The increase in livery physical damage direct premiums written was due to an increase in the values of the autos insured offset by a decrease in policies in force.
_______________________
(1) Direct premiums written is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
Net Premiums Written(1)
Net premiums written increased $15,578,000, or 29.8%, to $67,789,000 in Three Months of 2026 from $52,211,000 in Three Months of 2025. Net written premiums represent direct premiums written, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in Three Months of 2026 is primarily due to changes to our personal lines quota share reinsurance treaty resulting in an increase in retention, the additional premiums due to organic growth, and an increase in average premiums, primarily from an increase in replacement costs, See quota share reinsurance treaties discussion below.
Quota share reinsurance treaties
Effective January 1, 2025, we entered into a 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business written in all states except California (for which we entered into a new 30% quota share reinsurance treaty) covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”). Our personal lines business was subject to the 2026/2027 Treaty in the Three Months of 2026, and the 2025/2026 Treaty in the Three Months of 2025. In the Three Months of 2026, our premiums ceded under quota share treaties decreased by $4,609,000 in comparison to premiums ceded under quota share treaties in the Three Months of 2025 (see table above). The decrease in the Three Months of 2026 was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2026/2027 Treaty compared to direct premiums written subject to the 2025/2026 Treaty.

Excess of loss reinsurance treaties
In the Three Months of 2026, our ceded excess of loss reinsurance premiums increased $138,000 compared to the ceded excess of loss premiums for Three Months 2025. Effective January 1, 2025, we renewed an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2025 through June 30, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the Underlying XOL Treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Retention was increased to $825,000 from $715,000 under the 2025/2026 Treaty.
Catastrophe reinsurance treaties
Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. With regard to treaties entered into on July 1, 2025 ("2025/2026 Catastrophe Treaty") and 2024 ("2024/2025 Catastrophe Treaty"), we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2025 and 2024, respectively. The 2025/2026 Catastrophe Treaty covers 80% of losses on the first layer of 5,000,000 in excess of $5,000,000 (catastrophe coverage of $4,000,000), and losses of $440,000,000 in excess of $10,000,000 (catastrophe coverage of $430,000,000), for a total catastrophe coverage of $434,000,000. The 2024/2025 Catastrophe Treaty covered 95% of losses on the first layer of $5,000,000 in excess of $5,000,000 (catastrophe coverage of $4,750,000), and losses of $280,000,000 in excess of $10,000,000 (catastrophe coverage of $270,000,000), for a total catastrophe coverage of $274,750,000. Catastrophe coverage under the 2025/2026 Catastrophe Treaty increased by $159,250,000 compared to the 2024/2025 Catastrophe Treaty. As a result of recording the entire annual catastrophe premiums at the inception of the treaties, catastrophe premiums in subsequent quarters would be due to premium adjustments. In the Three Months of 2026, our premiums ceded under our catastrophe treaties was negative $80,000 in comparison to negative $406,000 ceded under catastrophe treaties in the Three Months of 2025 (see table above). The negative premiums in the Three Months of 2026 was due to reinstatement premiums related to winter catastrophe losses. The negative premiums in the Three Months of 2025 was due to a no loss bonus from one of our reinsurers.
Net premiums earned
Net premiums earned increased $14,252,000, or 30.8%, to $60,467,000 in Three Months of 2026 from $46,215,000 in Three Months of 2025. The increase was due to an increase in retention related to the 11 percentage point reduction in quota share rates discussed above, and the increase in premiums from organic growth, partially offset by an increase in catastrophe premiums due to the increase in catastrophe coverage reflected in ceded catastrophe premiums earned.
___________________
(1) Net premiums written is a non-GAAP measure, defined above under "Key GAAP and Non-GAAP Measures", and reconciled under "Non-GAAP Financial Measures" to the GAAP measure of net premiums earned.
Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended June 30,
($ in thousands)	2026	2025	Change	Percent

Provisional ceding commissions earned	$1,352	$3,388	$(2,036)	(60.1)%
Contingent ceding commissions earned	181	(306)	487	159.2%

Total ceding commission revenue	$1,533	$3,081	$(1,548)	(50.2)%
Ceding commission revenue was $1,533,000 in Three Months of 2026 compared to $3,081,000 in Three Months of 2025. The decrease of $1,548,000 is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.

Provisional Ceding Commissions Earned
In Three Months of 2026, we earned provisional ceding commissions of $1,352,000 from personal lines earned premiums ceded under the 2026/2027 Treaty, and in Three Months of 2025, we earned provisional ceding commissions of $3,388,000 from personal lines earned premiums ceded under the 2025/2026 Treaty. The decrease of $2,036,000 in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties during the Three Months of 2026 compared to the Three Months of 2025, offset by an increase in ceding commission rates under the 2026/2027 Treaty.
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
Net Investment Income
Net investment income was $3,429,000 in the Three Months of 2026 compared to $2,300,000 in the Three Months of 2025, an increase of $1,129,000, or 49.1%, primarily due to an increase in invested assets and average yield on non-cash invested assets. The average yield on non-cash invested assets was 4.4% as of June 30, 2026 compared to 4.0% as of June 30, 2025.
Cash and invested assets were $350,981,000 as of June 30, 2026 compared to $273,550,000 as of June 30, 2025, an increase of $77,431,000 primarily driven by cash flows from operations.
Net Gains on Investments
Net gains on investments were $240,000 in the Three Months of 2026 compared to net gains of $546,000 in the Three Months of 2025. Unrealized gains on our equity securities and other investments in the Three Months of 2026 were $443,000, compared to unrealized gains of $551,000 in the Three Months of 2025. Net realized losses on sales of investments were $202,000 in the Three Months of 2026 compared to net realized losses of $4,000 in the Three Months of 2025.
Other Income
Other income was $184,000 in the Three Months of 2026 compared to $151,000 in the Three Months of 2025, an increase of $33,000, or 21.9%.
Net Loss and LAE
Net loss and LAE was $23,930,000 for the Three Months of 2026 compared to $17,927,000 for the Three Months of 2025. The net loss ratio was 39.6% in the Three Months of 2026 compared to 38.8% in the Three Months 2025, an increase of 0.8 percentage points.
The net loss ratio for the Three Months of 2026 was higher than for the Three Months 2025 primarily driven by an increase in the frequency and severity of non-catastrophe losses, partially offset by an increase in favorable prior year reserve development and lower catastrophe losses.
For the Three Months of 2026, the underlying loss ratio (loss ratio excluding the impact of catastrophes and prior year development) was higher than for the Three Months of 2025. The underlying loss ratio(1) was 43.1% for the Three Months of 2026, an increase of 4.4 points from the 38.7% for the Three Months of 2025. Overall personal lines non-catastrophe severity for the Three Months of 2026 was higher than for the Three Months of 2025, but the increase was partially offset by higher average premium. Overall personal lines non-catastrophe frequency for the Three Months of 2026 was higher than the same period in 2025 but lower than the long-term average.
There were four newly designated catastrophe events for the Three Months of 2026, none of which had a significant impact on the net loss ratio, and development on events from first quarter of 2026 was favorable. The estimated total net catastrophe impact for the Three Months of 2026 was $(493,000), which contributed -0.8 points to the net loss ratio. By comparison, the impact to the net loss ratio from catastrophes for the Three Months of 2025 was 0.6 points.

There was favorable prior year development of $1,636,000 for the Three Months of 2026, a decrease of 2.7 points on the net loss ratio. By comparison, the impact of favorable prior year development for the Three Months of 2025 was a decrease of 0.5 points to the net loss ratio. For the Three Months of 2026, property claims overall developed better than expected, driven primarily by reserve takedowns on fire and water damage claims from accident year 2025, resulting in favorable development. For the Three Months of 2025, the favorable development was attributable to reserve decreases on fire and water damage claims from accident years 2023 and 2024 as well as a large subrogation recovery on a water damage claim from accident year 2022.
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
Commission Expense
Commission expense was $11,573,000 in the Three Months of 2026 or 15.7% of direct earned premiums. Commission expense was $10,630,000 in the Three Months 2025 or 16.9% of direct earned premiums. The increase of $943,000 was primarily due to an increase in direct earned premiums of $10,478,000, offset by a decrease of $470,000 in the Three Months of 2026 compared to the Three Months of 2025 for an accrual of estimated contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $8,655,000, or 11.8% of direct earned premiums, in the Three Months of 2026 compared to $7,727,000, or 12.3% of direct earned premiums, in the Three Months of 2025. The increase of $928,000, or 12.0%, was primarily due to increases in salaries and employment costs as described below, an increase in underwriting fees due to growth and an increase in premium taxes due to the increase in direct earned premiums, and an increase in DFS regulatory fees.
Our largest single component of other underwriting expenses is salaries and employment costs, with costs of $4,288,000 in the Three Months of 2026 compared to $4,081,000 in the Three Months of 2025. Salaries and employment costs were 7.1 points of the net underwriting expense ratio in the Three Months of 2026, a reduction of 1.7 points from 8.8 points in the Three Months of 2025 primarily due to the economies of scale with the increase in net premiums earned. The dollar increase in salaries and employment costs was due to annual salary increases, and strengthening of our professional team by investing in hiring talent with insurance industry experience due to the growth in premiums written and anticipated new business in accordance with our 5-Year Growth Plan.
Our net underwriting expense ratio in the Three Months of 2026 was 30.6% compared to 32.7% in the Three Months of 2025. The following table shows the individual components of our net underwriting expense ratio for the periods indicated:

	Three months ended June 30,		Percentage Point Change
	2026	2025
Other underwriting expenses
Employment costs	7.1%	8.8%	(1.7)
Underwriting fees (inspections/surveys)	1.0	1.3	(0.3)
IT expenses	1.4	1.4	–
Professional fees	0.3	0.4	(0.1)
Other expenses	4.5	4.8	(0.3)
Total other underwriting expenses	14.3	16.7	(2.4)

Commission expense	19.1	23.0	(3.9)

Ceding commission revenue
Provisional	(2.2)	(7.3)	5.1
Contingent	(0.3)	0.7	(1.0)
Total ceding commission revenue	(2.5)	(6.7)	4.2

Other income	(0.3)	(0.3)	–

Net underwriting expense ratio	30.6%	32.7%	(2.1)
(Components may not sum to totals due to rounding)
Other Operating Expenses
Other operating expenses were $1,362,000 for the Three Months of 2026 compared to $1,153,000 for the Three Months of 2025. The following table shows a breakdown of the significant components of other operating expenses for the periods indicated:

	Three months ended June 30,
($ in thousands)	2026	2025	Change	Percent

Other operating expenses
Employment costs	$118	$24	$94	391.7%
Executive bonus	27	34	(7)	(20.6)
Equity compensation	646	472	174	36.9
Equity compensation - liability	–	48	(48)	(100.0)
Professional	305	117	188	160.7
Directors fees	82	126	(44)	(34.9)
Insurance	29	47	(18)	(38.3)
Other expenses	155	286	(131)	(45.8)
Total other operating expenses	$1,362	$1,153	$209	18.1%
(Components may not sum to totals due to rounding)
The increase in the Three Months of 2026 of $209,000, or 18.1%, as compared to the Three Months of 2025 was primarily due to an increase in equity compensation and professional fees. The increase in equity compensation is due to additional restricted stock awards granted to our senior leadership team as of December 31, 2025 pursuant to our employee bonus plan, and to our CEO and CFO pursuant to their respective employment agreements. The increase in professional fees is due to legal fees incurred related to board level projects and additional accounting expenses incurred related to our new requirement for the audit of our internal control over financial reporting.

Depreciation and Amortization
Depreciation and amortization was $761,000 in the Three Months of 2026 compared to $613,000 in the Three Months of 2025. The increase of $148,000, or 24.1%, in depreciation and amortization was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in the Three Months of 2026 was $59,000 compared to $77,000 in the Three Months of 2025, a decrease of $18,000 or 23.4%. We incurred interest expense on the 2022 equipment financing.
Income Tax Expense
Income tax expense in the Three Months of 2026 was $4,042,000, which resulted in an effective tax rate of 20.7%. Income tax expense in the Three Months of 2025 was $2,914,000, which resulted in an effective tax rate of 20.6%. The difference in effective tax rate is due to the effect of permanent differences in the Three Months of 2026 compared to the Three Months of 2025.
Net Income
Net income was $15,470,000 in the Three Months of 2026 compared to net income of $11,252,000 in the Three Months of 2025. The increase in net income of $4,218,000 was due to the circumstances described above.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct premiums written(1):
Personal lines	$68,965,049	$57,755,566	$134,889,547	$112,068,479
Livery physical damage	3,517,604	3,290,199	7,180,080	7,137,245
Other(1)	11,015	16,644	27,422	31,681
Total gross premiums written	$72,493,668	$61,062,409	$142,097,049	$119,237,405

Net premiums written(1):
Personal lines	$64,261,214	$48,906,505	$138,173,554	$106,051,894
Livery physical damage	3,517,604	3,290,199	7,180,080	7,137,245
Other(2)	10,289	13,970	28,710	30,942
Total net premiums written	$67,789,107	$52,210,674	$145,382,344	$113,220,081

Net premiums earned:
Personal lines	$56,874,798	$42,581,605	$109,164,507	$82,517,929
Livery physical damage	3,578,728	3,616,990	7,142,191	7,186,016
Other(2)	13,951	16,665	29,593	34,378
Total net premiums earned	$60,467,477	$46,215,260	$116,336,291	$89,738,323

Net loss and loss adjustment expenses(4):
Personal lines	$21,545,748	$14,820,001	$63,772,750	$39,551,760
Livery physical damage	1,082,970	1,313,864	2,705,031	2,772,169
Other(2)	(133,306)	(37,393)	(70,818)	(22,726)
Unallocated loss adjustment expenses	1,595,919	1,453,193	3,274,363	2,815,065
Total without commercial lines in run-off	24,091,331	17,549,665	69,681,326	45,116,268
Commercial lines (in run-off effective July 2019)(2)	(160,834)	377,497	(176,445)	(14,028)
Total net loss and loss adjustment expenses	$23,930,497	$17,927,162	$69,504,881	$45,102,240

Net loss ratio(4):
Personal lines	37.9%	34.8%	58.4%	47.9%
Livery physical damage	30.3%	36.3%	37.9%	38.6%
Other(2)	(955.5%)	(224.4%)	(239.3%)	(66.1%)
Total without commercial lines in run-off	39.8%	38.0%	59.9%	50.3%
Commercial lines (in run-off effective July 2019)(3)	na	na	na	na
Total	39.6%	38.8%	59.7%	50.3%
(1)Direct premiums written and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures". See "Non-GAAP Financial Measures" below for a reconciliation of direct premiums written and net premiums written to the GAAP measure of net premiums earned.
(2)“Other” includes, among other things, premiums and loss and loss adjustment expenses from our participation in a mandatory state joint underwriting association and loss and loss adjustment expenses from commercial auto.
(3)In July 2019, we decided that we will no longer underwrite commercial liability risks. See discussions above regarding the discontinuation of this line of business.
(4)See discussion above with regard to “Net Loss and LAE”, as to catastrophe losses in the three months and six months ended June 30, 2026 and 2025.

Insurance Underwriting Business on a Standalone Basis(1)
Our insurance underwriting business reported on a standalone basis(1) for the periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Net premiums earned	$60,467,477	$46,215,260	$116,336,291	$89,738,323
Ceding commission revenue	1,532,966	3,081,556	2,936,842	6,040,247
Net investment income	3,428,729	2,300,267	6,766,310	4,348,863
Net gains (losses) on investments	240,345	546,451	(775,002)	408,472
Gain on sale of real estate	-	-	-	1,965,989
Other income	184,011	151,173	364,800	291,127
Total revenues	65,853,528	52,294,707	125,629,241	102,793,021

Expenses
Loss and loss adjustment expenses	23,930,497	17,927,162	69,504,881	45,102,240
Commission expense	11,573,138	10,629,629	21,768,550	19,942,509
Other underwriting expenses	8,655,155	7,727,367	17,016,428	15,132,789
Depreciation and amortization	761,473	613,364	1,476,980	1,237,227
Interest expense	58,808	77,074	128,663	158,551
Total expenses	44,979,071	36,974,596	109,895,502	81,573,316

Income from operations	20,874,457	15,320,111	15,733,739	21,219,705
Income tax expense	4,342,857	3,201,227	3,234,965	4,434,352
Net income from insurance underwriting business on a standalone basis(1)	$16,531,600	$12,118,884	$12,498,774	$16,785,353

Key Measures:
Net loss ratio	39.6%	38.8%	59.7%	50.3%
Net underwriting expense ratio	30.6%	32.7%	30.5%	32.0%
Net combined ratio	70.2%	71.5%	90.2%	82.3%

Reconciliation of net underwriting expense ratio:
Acquisition costs and other
underwriting expenses	$20,228,293	$18,356,996	$38,784,978	$35,075,298
Less: Ceding commission revenue	(1,532,966)	(3,081,556)	(2,936,842)	(6,040,247)
Less: Other income	(184,011)	(151,173)	(364,800)	(291,127)
Net underwriting expenses	$18,511,316	$15,124,267	$35,483,336	$28,743,924

Net premiums earned	$60,467,477	$46,215,260	$116,336,291	$89,738,323

Net Underwriting Expense Ratio	30.6%	32.7%	30.5%	32.0%

(1) Net income from insurance underwriting business on a standalone basis is a non-GAAP measure, which is computed as GAAP net income without the effect of holding company operations on GAAP net income. See "Non-GAAP Financial Measures" for a reconciliation of net income from insurance underwriting business on a standalone basis to the GAAP measure of net income.

An analysis of our direct, assumed and ceded earned premiums, loss and loss adjustment expenses, and loss ratios is shown below:

	Direct	Ceded	Net
Six months ended June 30, 2026
Written premiums	$142,097,049	$3,285,295	$145,382,344
Change in unearned premiums	1,400,866	(30,446,919)	(29,046,053)
Earned premiums	$143,497,915	$(27,161,624)	$116,336,291

Loss and loss adjustment expenses excluding
the effect of catastrophes	$61,304,337	$(5,805,435)	$55,498,902
Catastrophe loss	26,740,781	(12,734,802)	14,005,979
Loss and loss adjustment expenses	$88,045,118	$(18,540,237)	$69,504,881

Loss ratio excluding the effect of catastrophes(2)	42.7%	21.4%	47.7%
Catastrophe loss	18.6%	46.9%	12.0%
Loss ratio	61.4%	68.3%	59.7%

Six months ended June 30, 2025
Written premiums	$119,237,405	$(6,017,324)	$113,220,081
Change in unearned premiums	4,438,637	(27,920,395)	(23,481,758)
Earned premiums	$123,676,042	$(33,937,719)	$89,738,323

Loss and loss adjustment expenses excluding
the effect of catastrophes	$54,510,804	$(10,447,449)	$44,063,355
Catastrophe loss	1,236,768	(197,883)	1,038,885
Loss and loss adjustment expenses	$55,747,572	$(10,645,332)	$45,102,240

Loss ratio excluding the effect of catastrophes(2)	44.1%	30.8%	49.1%
Catastrophe loss	1.0%	0.6%	1.2%
Loss ratio	45.1%	31.4%	50.3%

Three months ended June 30, 2026
Written premiums	$72,493,668	$(4,704,561)	$67,789,107
Change in unearned premiums	1,015,525	(8,337,155)	(7,321,630)
Earned premiums	$73,509,193	$(13,041,716)	$60,467,477

Loss and loss adjustment expenses excluding
the effect of catastrophes	$26,693,374	$(2,270,207)	$24,423,167
Catastrophe loss	1,121,382	(1,614,052)	(492,670)
Loss and loss adjustment expenses	$27,814,756	$(3,884,259)	$23,930,497

Loss ratio excluding the effect of catastrophes(2)	36.3%	17.4%	40.4%
Catastrophe loss	1.5%	12.4%	(0.8)%
Loss ratio	37.8%	29.8%	39.6%

Three months ended June 30, 2025
Written premiums	$61,062,409	$(8,851,735)	$52,210,674
Change in unearned premiums	1,968,256	(7,963,670)	(5,995,414)
Earned premiums	$63,030,665	$(16,815,405)	$46,215,260

Loss and loss adjustment expenses excluding
the effect of catastrophes	$21,169,474	$(3,531,000)	$17,638,474
Catastrophe loss	343,676	(54,988)	288,688
Loss and loss adjustment expenses	$21,513,150	$(3,585,988)	$17,927,162

Loss ratio excluding the effect of catastrophes(2)	33.6%	21.0%	38.2%
Catastrophe loss	0.5%	0.3%	0.6%
Loss ratio	34.1%	21.3%	38.8%
(Percent components may not sum to totals due to rounding)

The key measures for our insurance underwriting business for the periods indicated are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net premiums earned	$60,467,477	$46,215,260	$116,336,291	$89,738,323
Ceding commission revenue	1,532,966	3,081,556	2,936,842	6,040,247
Other income	184,011	151,173	364,800	291,127

Loss and loss adjustment expenses(1)	23,930,497	17,927,162	69,504,881	45,102,240

Acquisition costs and other underwriting expenses:
Commission expense	11,573,138	10,629,629	21,768,550	19,942,509
Other underwriting expenses	8,655,155	7,727,367	17,016,428	15,132,789
Total acquisition costs and other underwriting expenses	20,228,293	18,356,996	38,784,978	35,075,298

Underwriting income	$18,025,664	$13,163,831	$11,348,074	$15,892,159

Key Measures:
Net loss ratio excluding the effect of catastrophes(2)	40.4%	38.2%	47.7%	49.1%
Effect of catastrophe loss on net loss ratio(1)(2)	(0.8%)	0.6%	12.0%	1.2%
Net loss ratio	39.6%	38.8%	59.7%	50.3%

Net underwriting expense ratio excluding the effect of catastrophes(2)	30.6%	32.7%	30.5%	32.0%
Effect of catastrophe loss on net underwriting expense ratio(2)	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio	30.6%	32.7%	30.5%	32.0%

Net combined ratio excluding the effect of catastrophes(2)	71.0%	70.9%	78.2%	81.1%
Effect of catastrophe loss on net combined ratio(1)(2)	(0.8%)	0.6%	12.0%	1.2%
Net combined ratio	70.2%	71.5%	90.2%	82.3%

(1)For the three months ended June 30, 2026 and 2025, gives effect to the sum of net catastrophe losses and loss adjustment expenses of $(492,670) and $288,688, respectively. For the six months ended June 30, 2026 and 2025, gives effect to the sum of net catastrophe losses and loss adjustment expenses of $14,005,979 and $1,038,885, respectively.
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

Investments
Portfolio Summary
Fixed-Maturity Securities
The following table presents a breakdown of the amortized cost, estimated fair value, and gross unrealized gains and losses of our investments in fixed-maturity securities classified as available-for-sale for which an allowance for credit loss has not been recorded, as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$1,498,106	$-	$(10,291)	$-	$1,487,815	0.5%
Political subdivisions of States, Territories and Possessions	24,116,616	48,398	-	(2,582,468)	21,582,546	6.9%
Corporate and other bonds Industrial and miscellaneous	154,932,078	98,550	(1,112,828)	(2,658,148)	151,259,652	48.2%
Residential mortgage and other asset backed securities (1) (2)	144,169,245	593,520	(733,952)	(4,432,896)	139,595,917	44.5%
Total fixed-maturity securities	$324,716,045	$740,468	$(1,857,071)	$(9,673,512)	$313,925,930	100.0%

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,124	$10,066	$-	$-	$1,007,190	0.3%
Political subdivisions of States, Territories and Possessions	24,125,578	182,580	-	(2,534,725)	21,773,433	7.5%
Corporate and other bonds Industrial and miscellaneous	131,958,643	567,410	(118,901)	(2,540,470)	129,866,682	44.9%
Residential mortgage and other asset backed securities (1) (2)	139,656,710	1,273,816	(62,968)	(4,477,673)	136,389,885	47.2%
Total fixed-maturity securities	$296,738,055	$2,033,872	$(181,869)	$(9,552,868)	$289,037,190	100.0%
(1)In October 2022, KICO placed certain U.S. Treasury securities to fulfill the required collateral for a sale leaseback transaction in a designated custodian account (see Note 7 – Debt - “Equipment Financing”). As of December 31, 2024, KICO had sold its U.S. Treasury securities and replaced a portion of its other fixed-maturity securities in the designated custodian account. As of June 30, 2026 and December 31, 2025, the amount of required collateral was approximately $2,770,000 and $3,616,000, respectively. As of June 30, 2026 and December 31, 2025, the estimated fair value of the eligible collateral was approximately $2,770,000 and $3,616,000, respectively.

(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of June 30, 2026, the estimated fair value of the eligible investments was approximately $9,117,000. KICO will retain all rights regarding all securities if pledged as collateral. As of June 30, 2026 and December 31, 2025 there was no outstanding balance on the FHLBNY credit line.
Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(3,031,122)	$6,719,200	68.5%
Fixed income exchange traded funds	3,711,232	-	(756,832)	2,954,400	30.1%
FHLBNY common stock	136,900	-	-	136,900	1.4%
Total	$13,598,454	$-	$(3,787,954)	$9,810,500	100.0%

	December 31, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,765,627)	$6,984,695	69.5%
Fixed income exchange traded funds	3,711,232	-	(724,432)	2,986,800	29.7%
FHLBNY common stock	85,100	-	-	85,100	0.8%
Total	$13,546,654	$-	$(3,490,059)	$10,056,595	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,293,482	$4,280,522	$1,987,040	$2,565,338	$4,552,378

Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,652	$-	$(5,009)	$(30,717)	$1,193,926	23.6%
Exchange traded debt	304,111	-	-	(67,861)	236,250	4.7%
Corporate and other bonds Industrial and miscellaneous	4,505,928	-	-	(870,763)	3,635,165	71.8%
Total	$6,039,691	$-	$(5,009)	$(969,341)	$5,065,341	100.0%

	December 31, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities	$1,229,490	$-	$(3,070)	$(22,083)	$1,204,337	23.4%
Exchange traded debt	304,111	-	-	(62,111)	242,000	4.7%
Corporate and other bonds Industrial and miscellaneous	4,508,747	-	-	(817,817)	3,690,930	71.8%
Total	$6,042,348	$-	$(3,070)	$(902,011)	$5,137,267	100.0%
Held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of June 30, 2026 and December 31, 2025 is shown below:

	June 30, 2026		December 31, 2025
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$499,772	$494,655	$-	$-
One to five years	1,570,465	1,522,172	2,063,366	2,029,462
Five to ten years	-	-	-	-
More than 10 years	3,969,454	3,048,514	3,978,982	3,107,805
Total	$6,039,691	$5,065,341	$6,042,348	$5,137,267

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities as of June 30, 2026 and December 31, 2025 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	June 30, 2026		December 31, 2025
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$1,487,815	0.5%	$1,007,198	0.3%

Corporate and municipal bonds
AAA	3,350,711	1.1%	3,388,595	1.2%
AA	20,241,390	6.4%	18,728,005	6.5%
A	83,848,910	26.7%	72,631,685	25.1%
BBB+	37,260,957	11.9%	29,128,976	10.1%
BBB	24,588,788	7.8%	24,203,080	8.4%
BBB-	1,968,085	0.6%	1,958,225	0.7%
Total corporate and municipal bonds	171,258,841	54.6%	150,038,566	52.0%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	47,640,224	15.2%	50,779,398	17.6%
AA	68,334,241	21.8%	64,073,127	22.2%
A	24,516,822	7.8%	22,403,831	7.8%
CCC	390,642	0.1%	422,903	0.1%
Non-rated	297,345	0.1%	312,167	0.1%
Total residential mortgage backed, asset backed, and other collateralized obligations	141,179,274	45.0%	137,991,426	47.8%

Total	$313,925,930	100.0%	$289,037,190	100.0%
The table below summarizes the average yield by type of fixed-maturity security as of June 30, 2026 and December 31, 2025:

Category	June 30, 2026	December 31, 2025
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.96%	3.84%

Political subdivisions of States, Territories and Possessions	3.73%	3.69%

Corporate and other bonds Industrial and miscellaneous	4.22%	4.19%

Residential mortgage backed securities	4.65%	4.44%

Total	4.37%	4.27%
The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Weighted average effective maturity	10.5	11.2

Weighted average final maturity	14.9	15.0

Effective duration	4.3	4.4
Fair Value Consideration
Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of June 30, 2026 and December 31, 2025, 50% and 47%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.
Liquidity and Capital Resources
Cash Flows
The primary sources of cash flow are from our insurance underwriting subsidiary, KICO, and include direct premiums written, ceding commissions from our quota share reinsurers, loss recovery payments from our reinsurers, investment income and proceeds from the sale or maturity of investments. Funds are used by KICO for ceded premium payments to reinsurers, which are paid on a net basis after subtracting losses paid on reinsured claims and reinsurance commissions. KICO also uses funds for loss payments and loss adjustment expenses on its net business, commissions to producers, salaries and other underwriting expenses as well as to purchase investments and fixed assets.
The primary source of cash flow for the Holding Company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the six months ended June 30, 2026, KICO paid dividends of $1,800,000 to the Holding Company. As of June 30, 2026, the maximum dividends that KICO can pay to the Holding Company is restricted to the lesser of 10% of statutory surplus as shown by its last statement on file with the DFS, or 100% of net investment income for the preceding 36 months, reduced by dividends paid during such period. As of June 30, 2026, the maximum allowable dividend that KICO may pay to the Holding Company was $635,645 without DFS approval. In six months ended June 30, 2026, the Holding Company funded KAIC with an initial investment of $5,100,000. The Holding Company does not expect to receive any dividends from KAIC within the next year.
KICO is a member of FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is March 31, 2026. On July 6, 2023, A.M. Best withdrew KICO’s ratings as KICO requested to no longer participate in A.M. Best’s interactive rating process. As a result of the withdrawal of A.M. Best ratings, prior to April 15, 2025, KICO was only able to borrow on an overnight basis. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. The maximum allowable advance as of June 30, 2026, based on the net admitted assets as of March 31, 2026, was approximately $18,819,000. Available collateral as of June 30, 2026 was approximately $9,117,000. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the Six Months of 2026 or the Six Months of 2025.
On April 5, 2024, we filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended, with regard to the registration of $50,000,000 of our equity and debt securities (the “Shelf Registration Statement”). The Shelf Registration Statement was declared effective by the SEC on April 22, 2024. Any offering made pursuant to the Shelf Registration Statement may only be made by means of a prospectus, including a prospectus supplement, forming a part of the effective Shelf Registration Statement, relating to the offering.
In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we initially had the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is commonly referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, we filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the six months ended June 30, 2026, we did not sell any shares of our Common Stock under the ATM program. As of June 30, 2026, we had remaining capacity to sell up to an additional $15,945,937 of our Common Stock under the ATM program.
On July 1, 2026, the Holding Company executed a Revolving Loan Note pursuant to a credit agreement (together, the “Citizens Agreement”) with Citizens Bank (“Lender”). Under the Citizens Agreement, we may receive advances from Lender not to exceed an unpaid principal balance of $5,000,000. See Note 15 – Subsequent Events-Debt to our condensed consolidated financial statements.
If the aforementioned sources of cash flow currently available are insufficient to cover our Holding Company cash requirements, we will seek to obtain additional financing.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Six Months ended June 30,	2026	2025

Cash flows provided by (used in):
Operating activities	$37,459,778	$27,131,737
Investing activities	(29,981,554)	(24,512,699)
Financing activities	(2,732,098)	2,425,953
Net increase in cash and cash equivalents	4,746,126	5,044,991
Cash and cash equivalents, beginning of period	12,178,730	28,669,441
Cash and cash equivalents, end of period	$16,924,856	$33,714,432
Net cash provided by operating activities was $37,460,000 in the Six Months of 2026 as compared to $27,132,000 provided by operating activities in the Six Months of 2025. The $10,328,000 increase in cash flows provided by operating activities in the Six Months of 2026 as compared to the Six Months of 2025 was primarily the result of cash provided from net fluctuations in operating assets and liabilities, offset by a decrease in net income (adjusted for non-cash items) of $2,093,000. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or declines in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $29,982,000 in the Six Months of 2026 compared to $24,513,000 used in investing activities in the Six Months of 2025 resulting in a $5,469,000 increase in net cash used in investing activities. In the Six Months of 2026, we had net cash used by our investment portfolio of $28,238,000, compared to $26,672,000 used in the Six Months of 2025. In the Six Months of 2025 one of our subsidiaries received gross proceeds of $3,600,000 from the sale of real estate that was used as our headquarters building.
Net cash used by financing activities was $2,732,000 in the Six Months of 2026 compared to $2,426,000 provided by financing activities in the Six Months of 2025 resulting in a $5,158,000 increase in net cash used in financing activities. In the Six Months of 2026, we received no proceeds from our ATM offering, compared to $9,484,000 in the Six Months of 2025. In the Six Months of 2025, we satisfied our debt under the 2024 Notes by making principal payments of $5,950,000, with none paid in the Six Months of 2026. In the Six Months of 2026, shareholder dividends were $1,447,000, compared to none in the Six Months of 2025.
Reinsurance
On January 1, 2025, we entered into a 16% quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon the expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business written in all states except California (for which we entered into a new 30% quota share reinsurance treaty), covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”).

    Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2026 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2026. The new catastrophe reinsurance treaties include the second year of the $125,000,000 catastrophe bond ("Series 2025-1 Notes") issued on July 1, 2025. The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing KICO with $125,000,000 of collateralized reinsurance protection. The Series 2025-1 Notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-occurrence basis. The Series 2025-1 Notes, which were structured and placed by AON Securities LLC, cover four annual risk periods from July 1, 2025, through June 30, 2029.

Effective January 1, 2025, we renewed an underlying excess of loss reinsurance treaty ("Underlying XOL Treaty") covering the period from January 1, 2025 through June 30, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026 ("2025/2026 XOL Treaties"). Combined, the renewed 2025/2026 XOL Treaties provided 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Effective July 1, 2026, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2026 through June 30, 2027 ("2026/2027 XOL Treaties"). Combined, the renewed 2026/2027 XOL Treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $11,000,000 together with facultative coverage. For the period October 1, 2024 through April 30, 2025, we purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, we purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. For the period July 1, 2026 through June 30, 2027, we purchased 70% of all perils coverage excluding named storm losses of $5,000,000 in excess of $5,000,000. Effective July 1, 2026, we purchased $495,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $435,000,000 of catastrophe reinsurance in excess of $5,000,000 in the expiring treaty.
Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
		2026/2027 Treaty		2025/2026 Treaty
Line of Business	January 2, 2027 to June 30, 2027	July 1, 2026 to January 1, 2027	January 2, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 2, 2025 to June 30, 2025

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	(5)	5%	5%	16%	16%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	(5)	$950,000	$950,000	$840,000	$840,000
Losses per occurrence
subject to quota share
reinsurance coverage	(5)	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	(5)	January 1, 2027	January 1, 2027	January 1, 2026	January 1, 2026
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$10,250,000	$10,250,000	$8,250,000	$8,250,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000	$750,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$10,125,000	$10,175,000	$8,175,000	$8,285,000	$8,360,000
Losses per occurrence
subject to reinsurance
coverage (5)	$11,000,000	$11,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	June 30, 2027	June 30, 2027	June 30, 2026	June 30, 2026	June 30, 2025

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	(5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	$5,250,000	$4,750,000	$5,500,000	$5,000,000	$4,250,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	$494,750,000	$495,250,000	$434,500,000	$435,000,000	$275,000,000

Reinstatement premium
protection (3)	Yes	Yes	Yes	Yes	Yes
(1)For personal lines, includes the addition of an automatic facultative facility allowing KICO to obtain homeowners single risk coverage up to $9,000,000 in total insured value, which covers direct losses from $3,500,000 to $9,000,000 through June 30, 2026. Effective July 1, 2026, homeowners single risk coverage was increased to $11,000,000 in total insured value, which covers direct losses from $3,500,000 to $11,000,000 through June 30, 2027.
(2)Through June 30, 2026, catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on 80% of the first layer of $5,000,000 in excess of $5,000,000, and one occurrence on 52% of the top layer of $240,000,000 in excess of $200,000,000, which is covered under the catastrophe bond. Effective July 1, 2026, catastrophe coverage is limited on an annual basis to two times the per occurrence amounts, except for one occurrence on: (i) 70% of the first layer of $5,000,000 in excess of $5,000,000 for all perils excluding named storms, and (ii), 95% of the first layer of $5,000,000 in excess of $5,000,000 for named storms, and one occurrence on 45% of the layer of $275,000,000 in excess of $215,000,000, which is covered under the catastrophe bond. Duration of 168 consecutive hours for a non-named catastrophe occurrence from windstorm, hail, tornado, hurricane and cyclone. For named storms, duration beginning on the date a watch, warning, advisory, or other bulletin is first issued, continuing for a time period thereafter during which such named storm continues, regardless of its category rating or lack thereof and regardless of whether the watch, warning, advisory or other bulletin remains in effect for such named storm, and ending on the fourth calendar day following the issuance of the last watch, warning, advisory or other bulletin.
(3)For the period July 1, 2024 through June 30, 2025 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2025 through June 30, 2026 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000. For the period July 1, 2026 through June 30, 2027 (expiration date of the catastrophe reinsurance treaty), reinstatement premium protection for $50,000,000 of catastrophe coverage in excess of $10,000,000 for named storms only.
(4)For the period January 1, 2024 through June 30, 2025, the Underlying XOL Treaty provides 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Excludes losses from named storms. Reduces retention to $530,000 from $730,000 under the quota share treaty that expired on January 1, 2025. Retention increases to $640,000 from $530,000 under the 2025/2026 Treaty. For the period July 1, 2025 through June 30, 2026, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. For the period July 1, 2026 through June 30, 2027, the Underlying XOL Treaty combined with the excess of loss treaty provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $11,000,000 together with facultative coverage. Increased retention to $715,000 from $640,000 under the 2025/2026 Treaty, and increased retention to $825,000 under the 2026/2027 Treaty (see note 5 below).
(5)The personal lines quota share treaty (homeowners, dwelling fire and canine liability) will expire on January 1, 2027, with none of these coverages to be in effect during the period from January 2, 2027 through June 30, 2027. If and when this treaty is renewed on January 2, 2027, the personal lines quota share treaty, will be as provided for therein. Reinsurance coverage in effect from January 2, 2027 through June 30, 2027 is only for excess of loss, Underlying XOL, and catastrophe reinsurance treaties.
(6)For the 2025/2026 Treaty, 6% of the 16% total of losses ceded under this treaty were excluded from a named catastrophe event. For the 2026/2027 Treaty, there is no exclusion for catastrophe events. Quota share reinsurance under the 2026/2027 treaty is 5% for personal lines business written in all states except California (for which the quota share rate is 30%).
(7)Plus losses in excess of catastrophe coverage.
(8)Effective July 1, 2025 through June 30, 2026, catastrophe coverage is 80% of the first layer of $5,000,000 in excess of $5,000,000. The remaining coverage is at 100% of $430,000,000 in excess of $10,000,000. For the period October 1, 2024 through April 30, 2025, additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, an additional catastrophe reinsurance treaty provided coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. Retention for winter storms was $5,200,000 under the 2025/2026 Treaty from January 1, 2025 through April 30, 2025, $3,900,000 from October 15, 2025 through January 1, 2026, the expiration date of the 2025/2026 Treaty, and $5,000,000 under the 2026/2027 Treaty through April 30, 2026. Effective July 1, 2026 through June 30, 2027, catastrophe coverage is 95% of the first layer of $5,000,000 in excess of $5,000,000 for named storms, 70% for all other catastrophe risks. The remaining coverage is at 100% of $490,000,000 in excess of $10,000,000.

	Treaty Year
Line of Business	July 1, 2026 to June 30, 2027	July 1, 2025 to June 30, 2026	July 1, 2024 to June 30, 2025

Personal Lines:
Personal Umbrella
Quota share treaty:
Percent ceded - first $1,000,000 of coverage	90%	90%	90%
Percent ceded - excess of $1,000,000 of coverage	95%	95%	95%
Risk retained	$300,000	$300,000	$300,000
Total reinsurance coverage per occurrence	$4,700,000	$4,700,000	$4,700,000
Losses per occurrence subject to quota share reinsurance coverage	$5,000,000	$5,000,000	$5,000,000
Expiration date	June 30, 2027	June 30, 2026	June 30, 2025

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
In the Three and Six Months of 2026, there was an increase in interest rates, lower public equity valuations, and significant financial market volatility. The higher interest rates reduced the value of our fixed income securities.
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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, was approved by the DFS. The Withdrawal Plan enabled KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in the third quarter of 2025. In March 2026, we announced that we intend to expand into new markets, starting with California, which we entered in the second quarter of 2026.
The first quarter of 2026 included more severe winter weather in the Northeast United States than recent winters with losses incurred from eleven catastrophe events during the months of January and February 2026. The second quarter of 2026 was the most profitable quarter in our history with $15.5 million of net income. On August 6, 2026, we reaffirmed our growth, underwriting and profitability outlook for fiscal year 2026, which was originally issued on March 5, 2026 and affirmed on May 7, 2026. The reaffirmed guidance was issued in a press release included in our Form 8-K filed with the SEC on August 6, 2026 and is based on management’s current expectations as of this date.
See “Forward-Looking Statements” before Part I, Item 1.
Non-GAAP Financial Measures
Non-GAAP financial measures should be considered in addition to, and not as a substitute for or superior to, financial measures presented in accordance with GAAP.

The following table reconciles GAAP net premiums earned to net premiums written and direct premiums written for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

GAAP net premiums earned	$60,467,477	$46,215,260	$116,336,291	$89,738,323
Change in unearned premiums	7,321,630	5,995,414	29,046,053	23,481,758
Net premiums written	67,789,107	52,210,674	145,382,344	113,220,081
Ceded premiums written	(4,704,561)	(8,851,735)	3,285,295	(6,017,324)
Direct premiums written	$72,493,668	$61,062,409	$142,097,049	$119,237,405

The following table reconciles the GAAP net loss ratio to the net loss ratio excluding the effect of catastrophes and to the underlying loss ratio for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

GAAP net loss ratio	39.6%	38.8%	59.7%	50.3%
Effect of catastrophes	(0.8%)	0.6%	12.0%	1.2%
Net loss ratio excluding the effect of catastrophes	40.4%	38.2%	47.7%	49.1%
Effect of prior year reserve development	(2.7%)	(0.5%)	(2.5%)	(0.9%)
Underlying loss ratio	43.1%	38.7%	50.2%	50.0%

The following table reconciles the GAAP net loss ratio to the net loss ratio excluding commercial lines business for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

GAAP net loss ratio	39.6%	38.8%	59.7%	50.3%
Effect of commercial lines business	(0.2%)	0.8%	(0.2%)	0.0%
Net loss ratio excluding the effect of commercial lines business	39.8%	38.0%	59.9%	50.3%

The following table reconciles GAAP net income to net income from insurance underwriting business on a standalone basis for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

GAAP net income	$15,470,171	$11,252,332	$9,661,921	$15,134,992
Holding company operations	(1,061,429)	(866,552)	(2,836,853)	(1,650,361)
Net income from insurance underwriting business on a standalone basis	$16,531,600	$12,118,884	$12,498,774	$16,785,353

The following table reconciles the GAAP net loss ratio, GAAP net underwriting expense ratio, and GAAP net combined ratio to the net loss ratio excluding the effect of catastrophes, net underwriting expense ratio excluding the effect of catastrophes, and net combined ratio excluding the effect of catastrophes for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

GAAP net loss ratio	39.6%	38.8%	59.7%	50.3%
Effect of catastrophes	(0.8%)	0.6%	12.0%	1.2%
Net loss ratio excluding the effect of catastrophes	40.4%	38.2%	47.7%	49.1%

GAAP net underwriting expense ratio	30.6%	32.7%	30.5%	32.0%
Effect of catastrophes	0.0%	0.0%	0.0%	0.0%
Net underwriting expense ratio excluding the effect of catastrophes	30.6%	32.7%	30.5%	32.0%

GAAP net combined ratio	70.2%	71.5%	90.2%	82.3%
Effect of catastrophes	(0.8%)	0.6%	12.0%	1.2%
Net combined ratio excluding the effect of catastrophes	71.0%	70.9%	78.2%	81.1%

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

We previously disclosed that as of December 31, 2025, our internal control over financial reporting contained a material weakness due to the lack of receiving a Service Organization Control (SOC) 1 Type 2 report for our insurance premium quoting platform system and our general ledger system. Therefore, we cannot rely on the controls within these systems, including automated and manual process level controls, and remaining information technology general controls, that are dependent upon the information derived from such systems. We are working with our insurance premium quoting platform system vendor and our general ledger vendor to develop a remediation plan. During the quarter ended June 30, 2026 we believe we have remediated both material weaknesses, however, it will take time to demonstrate the effectiveness of the remediation which will be completed by December 31, 2026. Because of this material weakness in internal control over financial reporting, as of June 30, 2026, our disclosure controls are not considered effective. Our management concluded that all other internal controls over financial reporting were effective as of June 30, 2026.

A material weakness (within the meaning of PCAOB Auditing Standard 2201) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
Changes in Internal Control over Financial Reporting

Except for efforts associated with remediation of the aforementioned material weakness, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a)None.
(b)Not applicable.
(c)The following table provides information with respect to purchases of shares of common stock made by or on our behalf or by any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Exchange Act during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)

4/1/26 - 4/30/26	—	$—	—	—
5/1/26 - 5/31/26	—	$—	—	1,000,000
6/1/26 - 6/30/26	19,446	$14.98	19,446	980,554

Total	19,446	$14.98	19,446	980,554

(1)Purchases were made by us in open market transactions.
(2)Up to 1,000,000 shares of common stock may be purchased through May 2028 pursuant to our repurchase plan announced on May 19, 2026.
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

KINGSTONE COMPANIES, INC.

Dated: August 7, 2026	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer and Principal Executive Officer

Dated: August 7, 2026	By:	/s/ Randy Patten
Randy Patten
Vice President, Chief Financial Officer and Principal Financial Officer