Form 10-Q
period 2026-09-30
KINGSTONE COMPANIES, INC.
filed 2026-11-06
CIK 33992

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2026, there were 14,481,647 shares of the registrant’s common stock outstanding.

KINGSTONE COMPANIES, INC.
INDEX

		PAGE

PART I — FINANCIAL INFORMATION		4
Item 1 —	Financial Statements	4
	Condensed Consolidated Balance Sheets at September 30, 2026 (Unaudited) and December 31, 2025	5
	Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months and nine months ended September 30, 2026 and 2025	6
	Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months and nine months ended September 30, 2026 and 2025	9
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025	11
	Notes to Condensed Consolidated Financial Statements (Unaudited)	12
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3 —	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4 —	Controls and Procedures	63

PART II — OTHER INFORMATION		65
Item 1 —	Legal Proceedings	65
Item 1A —	Risk Factors	65
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3 —	Defaults Upon Senior Securities	65
Item 4 —	Mine Safety Disclosures	65
Item 5 —	Other Information	65
Item 6 —	Exhibits	66
	Signatures	67

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Short-term investments, at fair value (cost of $1,486,371 at September 30, 2026 and $0 at December 31, 2025)	$1,482,405	$—
Fixed-maturity securities, held-to-maturity, at amortized cost (fair value of $4,789,397 at September 30, 2026 and $5,137,267 at December 31, 2025)	6,038,334	6,042,348
Fixed-maturity securities, available-for-sale, at fair value, net of allowance for credit loss of $7,295 at September 30, 2026 and $0 at December 31, 2025 (amortized cost of $339,039,442 at September 30, 2026 and $296,738,055 at December 31, 2025)	315,980,512	289,037,190
Equity securities, at fair value (cost of $13,598,454 at September 30, 2026 and $13,546,654 at December 31, 2025)	9,186,878	10,056,595
Other investments	4,367,262	4,552,378
Total investments	337,055,391	309,688,511
Cash and cash equivalents	20,789,875	12,178,730
Premiums receivable, net of allowance for credit losses of $97,017 at September 30, 2026 and $20,831 at December 31, 2025	20,252,585	21,012,408
Reinsurance receivables, net	54,854,557	58,996,945
Prepaid reinsurance	1,673,206	2,142,329
Deferred policy acquisition costs	26,219,124	27,867,207
Intangible assets	500,000	500,000
Property and equipment, net	8,237,039	7,897,675
Deferred income taxes, net	7,465,128	4,179,559
Other assets	11,684,465	8,961,787
Total assets	$488,731,370	$453,425,151

Liabilities
Loss and loss adjustment expense reserves	$158,457,641	$140,538,618
Unearned premiums	162,401,533	154,028,072
Advance premiums	8,412,395	4,003,453
Reinsurance balances payable	3,888,399	5,232,319
Deferred ceding commission revenue	174,251	8,362,529
Accounts payable, accrued expenses and other liabilities	11,390,227	11,253,649
Income taxes payable	3,789,983	2,835,135
Debt, net (current $1,354,999 and long-term $2,119,590 at September 30, 2026, current $1,296,900 and long-term $3,143,227 at December 31, 2025)	3,474,589	4,440,127
Total liabilities	351,989,018	330,693,902
Commitments and Contingencies (Note 11)
Stockholders' Equity
Preferred stock, $0.01 par value; authorized 2,500,000 shares	–	–
Common stock, $0.01 par value; authorized 20,000,000 shares; issued 16,025,218 shares at September 30, 2026 and 15,921,651 shares at December 31, 2025; outstanding 14,481,647 shares at September 30, 2026 and 14,397,526 shares at December 31, 2025	160,252	159,216
Capital in excess of par	101,125,525	99,624,713
Accumulated other comprehensive loss	(18,211,772)	(6,081,530)
Retained earnings	59,528,187	34,596,857
Treasury stock, at cost, 1,543,571 shares at September 30, 2026 and 1,524,125 at December 31, 2025	(5,859,840)	(5,568,007)
Total stockholders' equity	136,742,352	122,731,249
Total liabilities and stockholders' equity	$488,731,370	$453,425,151
See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Net premiums earned	$62,411,604	$47,925,053	$178,747,895	$137,663,376
Ceding commission revenue	1,740,426	4,900,401	4,677,268	10,940,648
Net investment income	3,755,811	2,499,071	10,522,121	6,847,934
Net (losses) gains on investments	(549,962)	182,122	(1,324,964)	590,594
Realized gain on sale of real estate	–	–	–	1,965,989
Other income	185,905	145,843	550,746	437,503
Total revenues	67,543,784	55,652,490	193,173,066	158,446,044

Expenses
Loss and loss adjustment expenses	21,801,743	21,232,324	91,306,624	66,334,564
Commission expense	12,192,870	10,308,092	33,961,420	30,250,601
Other underwriting expenses	8,898,238	8,358,432	25,914,666	23,491,221
Other operating expenses	1,485,762	1,330,258	5,108,739	3,519,475
Depreciation and amortization	806,401	644,653	2,283,381	1,881,880
Interest expense	54,073	72,609	182,736	377,137
Total expenses	45,239,087	41,946,368	158,757,566	125,854,878

Income from operations before taxes	22,304,697	13,706,122	34,415,500	32,591,166
Income tax expense	4,720,243	2,833,647	7,169,125	6,583,699
Net income	$17,584,454	$10,872,475	$27,246,375	$26,007,467

Other comprehensive (loss) income, net of tax
Gross (increase) decrease in net unrealized losses on available-for-sale-securities	(12,271,271)	2,760,803	(15,565,772)	6,862,488

Reclassification adjustment for net realized losses included in net income	5,785	6,322	211,036	12,126
Net (increase) decrease in net unrealized losses	(12,265,486)	2,767,125	(15,354,736)	6,874,614
Income tax benefit (expense) related to items of other comprehensive (loss) income	2,575,750	(581,096)	3,224,494	(1,443,668)
Other comprehensive (loss) income, net of tax	(9,689,736)	2,186,029	(12,130,242)	5,430,946

Comprehensive income	$7,894,718	$13,058,504	$15,116,133	$31,438,413

Earnings per common share:
Basic	$1.21	$0.77	$1.88	$1.88
Diluted	$1.19	$0.74	$1.86	$1.82

Weighted average common shares outstanding
Basic	14,478,275	14,142,374	14,470,866	13,849,283
Diluted	14,716,112	14,601,241	14,657,940	14,303,326

Dividends declared and paid per common share	$0.06	$0.05	$0.16	$0.05

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Three months ended September 30, 2026

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, June 30, 2026	-	$-	16,018,235	$160,182	$100,568,894	$(8,522,036)	$42,812,260	1,543,571	$(5,859,840)	$129,159,460
Stock-based compensation	-	-	-	-	663,352	-	-	-	-	663,352
Vesting of restricted stock awards	-	-	10,823	108	(108)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(5,309)	(53)	(106,598)	-	-	-	-	(106,651)
Exercise of stock options	-	-	1,469	15	(15)	-	-	-	-	-
Acquisition of treasury stock	-	-	-	-	-	-	-	-	-	-
Dividends	-	-	-	-	-	-	(868,527)	-	-	(868,527)
Net income	-	-	-	-	-	-	17,584,454	-	-	17,584,454
Increase in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(9,689,736)	-	-	-	(9,689,736)
Balance, September 30, 2026	-	$-	16,025,218	$160,252	$101,125,525	$(18,211,772)	$59,528,187	1,543,571	$(5,859,840)	$136,742,352

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

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2026

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2026	-	$-	15,921,651	$159,216	$99,624,713	$(6,081,530)	$34,596,857	1,524,125	$(5,568,007)	$122,731,249
Stock-based compensation	-	-	-	-	1,963,267	-	-	-	-	1,963,267
Vesting of restricted stock awards	-	-	93,727	937	(937)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(29,321)	(293)	(502,376)	-	-	-	-	(502,669)
Exercise of stock options	-	-	39,161	392	40,858	-	-	-	-	41,250
Acquisition of treasury stock	-	-	-	-	-	-	-	19,446	(291,833)	(291,833)
Dividends	-	-	-	-	-	-	(2,315,045)	-	-	(2,315,045)
Net income	-	-	-	-	-	-	27,246,375	-	-	27,246,375
Increase in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	(12,130,242)	-	-	-	(12,130,242)
Balance, September 30, 2026	-	$-	16,025,218	$160,252	$101,125,525	$(18,211,772)	$59,528,187	1,543,571	$(5,859,840)	$136,742,352

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
Nine months ended September 30, 2025

	Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Retained Earnings	Treasury Stock
	Shares	Amount	Shares	Amount				Shares	Amount	Total
Balance, January 1, 2025	-	$-	14,448,205	$144,482	$89,063,326	$(12,175,476)	$(4,755,874)	1,524,125	$(5,568,007)	$66,708,451
Stock-based compensation	-	-	-	-	1,241,040	-	-	-	-	1,241,040
Vesting of restricted stock awards	-	-	223,204	2,232	(2,232)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(35,942)	(359)	(548,141)	-	-	-	-	(548,500)
Exercise of stock options	-	-	52,321	523	64,068	-	-	-	-	64,591
Exercise of warrants	-	-	371,634	3,716	(3,716)	-	-	-	-	-
Shares deducted from restricted stock awards for payment of withholding taxes	-	-	(868)	(9)	(14,296)	-	-	-	-	(14,305)
Issuance of common stock, net of offering costs of $338,063	-	-	612,999	6,130	9,464,323	-	-	-	-	9,470,453
Dividends	-	-	-	-	-	-	(707,101)	-	-	(707,101)
Net income	-	-	-	-	-	-	26,007,467	-	-	26,007,467
Decrease in net unrealized losses on available-for-sale securities, net of tax	-	-	-	-	-	5,430,946	-	-	-	5,430,946
Balance, September 30, 2025	-	$-	15,671,553	$156,715	$99,264,372	$(6,744,530)	$20,544,492	1,524,125	$(5,568,007)	$107,653,042

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
Nine months ended September 30,	2026	2025
Cash flows from operating activities:
Net income	$27,246,375	$26,007,467
Adjustments to reconcile net income to net cash flows provided by operating activities:
Net realized losses on investments	211,036	12,126
Net unrealized losses (gains) on equity investments	921,517	(94,228)
Net unrealized losses (gains) on other investments	185,116	(508,492)
Gain on sale of real estate	-	(1,965,989)
Depreciation and amortization	2,283,381	1,881,880
Credit losses	84,877	96,191
Accretion of bond discount, net	(8,407)	(29,812)
Amortization of discount and issuance costs on debt	-	65,163
Loss on extinguishment of debt	-	174,962
Stock-based compensation	1,963,267	1,241,040
Deferred income tax (benefit) expense	(61,075)	16,108
Decrease (increase) in operating assets:
Premiums receivable, net	674,946	3,418,148
Reinsurance receivables, net	4,142,388	9,303,376
Prepaid reinsurance	469,123	(2,142,329)
Deferred policy acquisition costs	1,648,083	(645,410)
Other assets	(2,722,678)	(2,917,202)
Increase (decrease) in operating liabilities:
Loss and loss adjustment expense reserves	17,919,023	14,983,818
Unearned premiums	8,373,461	5,339,407
Advance premiums	4,408,942	4,208,894
Reinsurance balances payable	(1,343,920)	(4,819,092)
Deferred ceding commission revenue	(8,188,278)	(3,978,822)
Accounts payable, accrued expenses and other liabilities	136,578	1,582,049
Income Taxes payable	954,848	1,832,290
Net cash flows provided by operating activities	59,298,603	53,061,543

Cash flows from investing activities:
Redemption - fixed-maturity securities held-to-maturity	-	1,000,000
Purchase - short-term investments	(1,484,473)	-
Purchase - fixed-maturity securities available-for-sale	(65,049,156)	(88,164,845)
Sale and maturity - fixed-maturity securities available-for-sale	22,554,551	29,313,789
Purchase - equity securities	(51,800)	(19,100)
Proceeds from sale of real estate	-	3,600,000
Acquisition of property and equipment	(2,622,745)	(2,092,928)
Net cash flows used in investing activities	(46,653,623)	(56,363,084)

Cash flows from financing activities:
Principal payments on equipment financing	(965,538)	(910,736)
Principal payments on 2024 Notes	-	(5,950,000)
Proceeds from exercise of stock options	41,250	64,591
Withholding taxes paid on net exercise of stock options	-	(14,305)
Withholding taxes paid on vested restricted stock awards	(502,669)	(548,500)
Net proceeds from issuance of common stock	-	9,470,453
Acquisition of treasury stock	(291,833)	-
Dividends paid	(2,315,045)	(707,101)
Net cash flows (used in) provided by financing activities	(4,033,835)	1,404,402

Increase (decrease) in cash and cash equivalents	$8,611,145	$(1,897,139)
Cash and cash equivalents, beginning of period	12,178,730	28,669,441
Cash and cash equivalents, end of period	$20,789,875	$26,772,302

Supplemental disclosures of cash flow information:
Cash paid for income taxes-federal	$6,324,000	$5,819,000
Cash paid for income taxes-state	$250	$-
Cash paid for interest	$176,358	$1,520,130

Supplemental schedule of non-cash investing and financing activities:
Lease liability in exchange for right-of-use asset	$-	$198,042

See accompanying notes to condensed consolidated financial statements.

KINGSTONE COMPANIES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1 - Nature of Business and Basis of Presentation
Kingstone Companies, Inc. (referred to herein as "Kingstone" or the “Company” or, on a standalone basis for the parent company only, the “Holding Company”), operates through its wholly-owned subsidiaries, Kingstone Insurance Company ("KICO") and Kingstone America Insurance Company ("KAIC"). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and livery physical damage insurance in New York, and in 2025 was the 11th largest writer of homeowners insurance in New York. Beginning in June 2026, KICO began writing homeowners coverage in California on a non-admitted basis. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. For the three months ended September 30, 2026 and 2025, 98.4% and 98.0%, respectively, of KICO’s direct premiums written came from the New York policies. For the nine months ended September 30, 2026 and 2025, 98.5% and 98.1%, respectively, of KICO’s direct premiums written came from the New York policies. The Company's wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), is a multi-state licensed general agency. In April 2026, Cosi became licensed in California, and the Company expects to expand its underwriting operations in California during the remainder of 2026 through the policies Cosi writes.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The principles for condensed interim financial information do not require the inclusion of all the information and footnotes required by GAAP for complete financial statements. Therefore, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements as of and for the year ended December 31, 2025 and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2026. The accompanying condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations. The results of operations for the nine months ended September 30, 2026 may not be indicative of the results that may be expected for the year ending December 31, 2026.
Note 2 – Accounting Policies
Basis of Presentation
See Note 2 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further information.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of Kingstone and its wholly-owned subsidiaries: (1) KICO and its wholly-owned subsidiaries, CMIC Properties, Inc. (“Properties”) and 15 Joys Lane, LLC (“15 Joys Lane”), which together, until March 2025, owned the land and building from which KICO operated (see Note 14 - Sale of Real Estate), (2) KAIC, an insurance carrier licensed by the state of Connecticut on May 1, 2026, which started writing business in September 2026, and (3) Cosi. All inter-company account balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While management believes the amounts included in the condensed consolidated financial statements reflect management's best estimates and assumptions, actual results may differ from these estimates.
Accounting Changes
In December 2023, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. ASU 2023-09 is effective for public companies with annual periods beginning after December 15, 2024. The Company prospectively adopted ASU 2023-09 effective

December 31, 2025, and added the required disclosures that meet the materiality thresholds to the 2025 Form 10-K. The adoption of the guidance updated disclosures but did not have an impact on the Company's results of operations.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), as amended by ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) ("ASU 2025-01"). ASU 2025-01 clarifies the effective date for ASU 2024-03. ASU 2024-03 requires companies to disclose additional information and disaggregate expenses in the notes to the financial statements. ASU 2024-03 does not change the expense captions currently presented on the income statement; rather it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. ASU 2024-03 can be applied on a prospective basis; however, retrospective application is permitted. Early adoption is permitted. The Company is currently evaluating the effect the updated guidance will have on its financial statement disclosures.

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

Note 3 - Investments
Fixed-Maturity Securities
The amortized cost, estimated fair value, allowance for credit losses and gross unrealized gains and losses on the Company’s total available-for-sale fixed-maturity securities including short-term investments, as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category				Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
Available-for-Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,498,038	$-	$-	$(71,963)	$-	$1,426,075	$(71,963)
Political subdivisions of States, Territories and Possessions (1)	24,112,087	-	-	(319,143)	(3,416,646)	20,376,298	(3,735,789)
Corporate and other bonds industrial and miscellaneous (1)	164,231,277	-	725	(5,242,808)	(3,437,762)	155,551,432	(8,679,845)
Residential mortgage and other asset backed securities (1) (2)	149,198,040	(7,295)	109,882	(4,961,717)	(5,712,203)	138,626,707	(10,571,333)
Total fixed-maturity securities, available-for-sale	339,039,442	(7,295)	110,607	(10,595,631)	(12,566,611)	315,980,512	(23,058,930)

Short-term investments	1,486,371	-	-	(3,966)	-	1,482,405	(3,966)
Total fixed-maturity securities	$340,525,813	$(7,295)	$110,607	$(10,599,597)	$(12,566,611)	$317,462,917	$(23,062,896)

	December 31, 2025
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Net Unrealized Losses
Category				Less than 12 Months	More than 12 Months

Fixed-Maturity Securities:
Available-for-Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,124	$-	$10,066	$-	$-	$1,007,190	$10,066
Political subdivisions of States, Territories and Possessions (1)	24,125,578	-	182,580	-	(2,534,725)	21,773,433	(2,352,145)
Corporate and other bonds industrial and miscellaneous (1)	131,958,643	-	567,410	(118,901)	(2,540,470)	129,866,682	(2,091,961)
Residential mortgage and other asset backed securities (1) (2)	139,656,710	-	1,273,816	(62,968)	(4,477,673)	136,389,885	(3,266,825)
Total fixed-maturity securities, available-for-sale	$296,738,055	$—	$2,033,872	$(181,869)	$(9,552,868)	$289,037,190	$(7,700,865)
(1)KICO places certain fixed-maturity securities in a designated custodian account to fulfill the required collateral for a sale-leaseback transaction (see Note 7 - Debt - "Equipment Financing"). As of September 30, 2026 and December 31, 2025, the amount of required collateral was approximately $2,347,000 and $3,616,000, respectively, and the estimated fair value of the eligible collateral was approximately $2,347,000 and $3,616,000, respectively.
(2)KICO has placed certain residential mortgage backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York (“FHLBNY”) (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2026 and December 31, 2025, the estimated fair value of the eligible investments was approximately $8,309,000 and $9,598,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2026 and December 31, 2025, there was no outstanding balance on the FHLBNY credit line.
A summary of the amortized cost and estimated fair value of the Company’s investments in available-for-sale fixed-maturity securities, including short-term investments by contractual maturity as of September 30, 2026 and December 31, 2025 is shown below:

	September 30, 2026		December 31, 2025
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$11,984,749	$11,945,275	$6,039,179	$6,052,600
One to five years	88,603,855	85,172,369	76,122,161	75,365,535
Five to ten years	72,195,024	66,603,135	54,998,070	53,590,654
More than 10 years	18,544,145	15,115,431	19,921,935	17,638,516
Residential mortgage and other asset backed securities	149,198,040	138,626,707	139,656,710	136,389,885
Total	$340,525,813	$317,462,917	$296,738,055	$289,037,190

The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.
Equity Securities
The cost and estimated fair value of, and gross unrealized gains and losses on, investments in equity securities as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(3,441,144)	$6,309,178
Fixed income exchange traded funds	3,711,232	-	(970,432)	2,740,800
FHLBNY common stock	136,900	-	-	136,900
Total	$13,598,454	$-	$(4,411,576)	$9,186,878

	December 31, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,765,627)	$6,984,695
Fixed income exchange traded funds	3,711,232	-	(724,432)	2,986,800
FHLBNY common stock	85,100	-	-	85,100
Total	$13,546,654	$-	$(3,490,059)	$10,056,595
Other Investments
The cost and estimated fair value of, and gross gains on, the Company’s other investments as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026			December 31, 2025
Category	Cost	Gross Unrealized Gains	Estimated Fair Value	Cost	Gross Unrealized Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,380,222	$4,367,262	$1,987,040	$2,565,338	$4,552,378

Held-to-Maturity Securities
The cost or amortized cost and estimated fair value of, and unrealized gross gains and losses on, investments in held-to-maturity fixed-maturity securities as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities[1]	$1,229,735	$-	$(9,846)	$(66,432)	$1,153,457
Exchange traded debt	304,111	-	-	(75,861)	228,250
Corporate and other bonds industrial and miscellaneous	4,504,488	-	-	(1,096,798)	3,407,690
Total	$6,038,334	$-	$(9,846)	$(1,239,091)	$4,789,397
1Held-to-maturity U.S. Treasury securities are all held in trust pursuant to various states’ minimum funds requirements.

	December 31, 2025
	Cost or Amortized Cost	Gross Unrealized Gains			Estimated Fair Value
			Gross Unrealized Losses
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities[1]	$1,229,490	$-	$(3,070)	$(22,083)	$1,204,337
Exchange traded debt	304,111	-	-	(62,111)	242,000
Corporate and other bonds industrial and miscellaneous	4,508,747	-	-	(817,817)	3,690,930
Total	$6,042,348	$-	$(3,070)	$(902,011)	$5,137,267
1All held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum funds requirements.
A summary of the amortized cost and estimated fair value of the Company’s investments in held-to-maturity securities by contractual maturity as of September 30, 2026 and December 31, 2025 is shown below:

	September 30, 2026		December 31, 2025
Remaining Time to Maturity	Cost or Amortized Cost	Estimated Fair Value	Cost or Amortized Cost	Estimated Fair Value

Less than one year	$622,840	$615,958	$-	$-
One to five years	1,450,918	1,368,660	2,063,366	2,029,462
Five to ten years	-	-	-	-
More than 10 years	3,964,576	2,804,779	3,978,982	3,107,805
Total	$6,038,334	$4,789,397	$6,042,348	$5,137,267
The actual maturities may differ from contractual maturities because certain borrowers have the right to call or prepay obligations with or without penalties.

Major categories of the Company’s net investment income are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Income:
Fixed-maturity securities	$3,699,293	$2,449,081	$10,362,434	$6,510,764
Equity securities	124,373	123,501	371,586	370,139
Cash and cash equivalents	52,106	84,329	130,439	228,137
Total	3,875,772	2,656,911	10,864,459	7,109,040
Expenses:
Investment expenses	119,961	157,840	342,338	261,106
Net investment income	$3,755,811	$2,499,071	$10,522,121	$6,847,934
The proceeds and gross realized gains (losses) on the sale of fixed-maturity securities available-for-sale are as follows:

	Three months ended September 30,	Nine months ended September 30,
	2026	2026
Proceeds from sale	$-	$7,007,177
Gross realized gains	-	-
Gross realized losses	-	(200,176)
There were no proceeds from the sale of fixed-maturity securities held-to-maturity for the three months and nine months ended September 30, 2026 and 2025, respectively.
There were no proceeds from the sale of equity securities for the three months and nine months ended September 30, 2026 and 2025, respectively.

The Company’s net gains (losses) on investments are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Realized Gains (Losses)

Fixed-maturity securities:
Gross realized gains	$90	$333	$1,833	$1,175
Gross realized losses	(5,875)	(6,655)	(212,869)	(13,301)
Net realized losses	(5,785)	(6,322)	(211,036)	(12,126)

Unrealized Gains (Losses)

Equity Securities:
Gross gains	-	382,734	-	94,228
Gross losses	(623,622)	-	(921,517)	-
	(623,622)	382,734	(921,517)	94,228

Other Investments:
Gross gains	86,740	-	-	508,492
Gross losses	-	(194,290)	(185,116)	-
	86,740	(194,290)	(185,116)	508,492

Allowance for credit losses:
Fixed-maturity securities	(7,295)	-	(7,295)	-

Net unrealized gains (losses)	(544,177)	188,444	(1,113,928)	602,720

Net gains (losses) on investments	$(549,962)	$182,122	$(1,324,964)	$590,594
Allowance for Credit Loss
The Company reviews available-for-sale fixed-maturity securities for decreases in fair value to see if the decrease is credit related. A credit loss exists if the present value of cash flows expected to be collected is less than the amortized cost basis as the result of a credit event of the issuer such as a bankruptcy or missed interest payments, a decline in the issuer's credit rating or an expected future default. The allowance for credit losses related to available-for-sale fixed-maturity securities is the difference between the present value of cash flows expected to be collected and the amortized cost basis, limited by the amount that the fair value is less than the amortized cost basis. The Company considers all available evidence when determining whether an investment requires a credit loss write-down or allowance to be recorded, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive (loss) income, net of tax. The Company intends to hold available-for-sale securities to maturity but if it is more likely than not that it will be required to sell the security before recovery of the unrealized loss, the Company will write down the security to fair value.
At September 30, 2026 and December 31, 2025, there were 384 and 125 fixed-maturity securities, respectively, that accounted for the gross unrealized losses. The Company determined that, except for the credit loss disclosed above, none of the other unrealized losses were deemed to be credit losses for its portfolio of investments for the nine months ended September 30, 2026 and 2025. Significant factors influencing the Company’s determination that unrealized losses were temporary included credit quality considerations, the magnitude of the unrealized losses in relation to each security’s cost, the nature of the investment and interest rate environment factors, and management’s intent and ability to hold the investment to maturity or for a period of time sufficient to allow for an anticipated recovery of estimated fair value to the Company’s cost basis. Therefore, the Company concluded that these securities had not incurred a credit loss and should not have an allowance for credit loss as of September 30, 2026.

The Company held available-for-sale securities with unrealized losses representing declines that were considered temporary at September 30, 2026 as follows:

	September 30, 2026
	Less than 12 months			12 months or more			Total
Category	Estimated Fair Value	Gross Unrealized Losses	No. of Positions Held	Estimated Fair Value	Gross Unrealized Losses	No. of Positions Held	Estimated Fair Value	Gross Unrealized Losses

Available-for-Sale Securities:

U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,426,075	$(71,963)	2	$-	$-	-	$1,426,075	$(71,963)
Political subdivisions of States, Territories and Possessions	7,354,772	(319,143)	6	13,021,526	(3,416,646)	12	20,376,298	(3,735,789)
Corporate and other bonds industrial and miscellaneous	125,839,940	(5,242,808)	149	29,210,767	(3,437,762)	33	155,050,707	(8,680,570)
Residential mortgage and other asset backed securities	112,741,212	(4,961,717)	152	23,878,550	(5,712,203)	30	136,619,762	(10,673,920)
Total fixed-maturity securities	$247,361,999	$(10,595,631)	309	$66,110,843	$(12,566,611)	75	$313,472,842	$(23,162,242)

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
Note 4 - Fair Value Measurements
The following table presents information about the Company’s investments that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 indicating the level of the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2026
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,426,075	$-	$-	$1,426,075
Political subdivisions of States, Territories and Possessions	-	20,376,298	-	20,376,298
Corporate and other bonds industrial and miscellaneous	-	155,551,432	-	155,551,432
Residential mortgage and other asset backed securities	-	138,626,707	-	138,626,707
Short-term investments	1,482,405	-	-	1,482,405
Total fixed maturities	2,908,480	314,554,437	-	317,462,917
Equity securities	9,049,978	136,900	-	9,186,878
Total investments, at fair value	$11,958,458	$314,691,337	$-	$326,649,795

	December 31, 2025
	Level 1	Level 2	Level 3	Total

Fixed-maturity securities available-for-sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,007,190	$-	$-	$1,007,190
Political subdivisions of States, Territories and Possessions	-	21,773,433	-	21,773,433
Corporate and other bonds industrial and miscellaneous	129,866,682	-	-	129,866,682
Residential mortgage and other asset backed securities	-	136,389,885	-	136,389,885
Total fixed maturities	130,873,872	158,163,318	-	289,037,190
Equity securities	10,056,595	-	-	10,056,595
Total investments, at fair value	$140,930,467	$158,163,318	$-	$299,093,785
The following table sets forth the Company’s investment in a hedge fund measured at Net Asset Value (“NAV”) per share as of September 30, 2026 and December 31, 2025. The Company measures this investment at fair value on a recurring basis. Fair value using NAV per share is as follows as of the dates indicated:

Category	September 30, 2026	December 31, 2025

Other Investments
Hedge fund	$4,367,262	$4,552,378
The hedge fund investment is generally redeemable with at least 45 days prior written notice. There were no unfunded commitments as of September 30, 2026 and December 31, 2025 The hedge fund investment is accounted for as a limited partnership by the Company. Income is earned based upon the Company’s allocated share of the partnership's changes in unrealized gains and losses to its partners, which are recorded in the condensed consolidated statements of income and comprehensive income within net (losses) gains on investments.
Note 5 - Fair Value of Financial Instruments
The estimated fair values of the Company’s held-to-maturity financial securities and cash and cash equivalents, including their fair value level as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Fixed-maturity securities, held-to maturity, Level 1	$-	$-	$6,042,348	$5,137,267
Fixed-maturity securities, held-to maturity, Level 2	$6,038,334	$4,789,397	$-	$-
Cash and cash equivalents, Level 1	$20,789,875	$20,789,875	$12,178,730	$12,178,730

Note 6 – Property and Casualty Insurance Activity
Premiums Earned
Premiums written, ceded and earned are as follows:

	Direct	Assumed	Ceded	Net

Nine months ended September 30, 2026
Premiums written	$228,892,336	$-	$(39,405,738)	$189,486,598
Change in unearned premiums	(8,373,463)	-	(2,365,240)	(10,738,703)
Premiums earned	$220,518,873	$-	$(41,770,978)	$178,747,895

Nine months ended September 30, 2025
Premiums written	$195,047,268	$-	$(50,178,287)	$144,868,981
Change in unearned premiums	(5,339,407)	-	(1,866,198)	(7,205,605)
Premiums earned	$189,707,861	$-	$(52,044,485)	$137,663,376

Three months ended September 30, 2026
Premiums written	$86,795,287	$-	$(42,691,033)	$44,104,254
Change in unearned premiums	(9,774,329)	-	28,081,679	18,307,350
Premiums earned	$77,020,958	$-	$(14,609,354)	$62,411,604

Three months ended September 30, 2025
Premiums written	$75,809,863	$-	$(44,160,963)	$31,648,900
Change in unearned premiums	(9,778,044)	-	26,054,197	16,276,153
Premiums earned	$66,031,819	$-	$(18,106,766)	$47,925,053

Loss and Loss Adjustment Expense (LAE) Reserves
The following table provides a reconciliation of the beginning and ending balances for unpaid loss and LAE reserves:

	Nine months ended September 30,
	2026	2025

Balance at beginning of period	$140,538,618	$126,210,428
Less reinsurance recoverables	(33,232,365)	(32,322,637)
Net balance, beginning of period	107,306,253	93,887,791

Incurred related to:
Current year	98,021,932	67,156,741
Prior years	(6,715,308)	(822,177)
Total incurred	91,306,624	66,334,564

Paid related to:
Current year	50,375,300	29,492,987
Prior years	25,291,669	24,351,681
Total paid	75,666,969	53,844,668

Net balance at end of period	122,945,908	106,377,687
Add reinsurance recoverables	35,511,733	34,816,559
Balance at end of period	$158,457,641	$141,194,246
Incurred losses and LAE are presented in the accompanying condensed consolidated statements of income and comprehensive income net of reinsurance recoveries under reinsurance contracts of $21,703,501 and $16,313,217 for the nine months ended September 30, 2026 and 2025, respectively.
Prior year incurred loss and LAE development is based upon estimates by line of business and accident year. During the nine months ended September 30, 2026, favorable development was driven primarily by better-than-expected loss emergence on property lines for accident year 2025 and liability lines for accident years 2022 through 2025. During the nine months ended September 30, 2025, the favorable development was attributable to better-than-expected loss emergence on property lines for accident years 2022 through 2024.
Loss and LAE Reserves
The reserving process for loss and LAE reserves provides for the Company’s best estimate at a particular point in time of the ultimate unpaid cost of all losses and LAE incurred, including settlement and administration of losses, and is based on facts and circumstances then known including losses that have occurred but that have not yet been reported. The process relies on standard actuarial reserving methodologies, judgments relative to estimates of ultimate claim severity and frequency, the length of time before losses will develop to their ultimate level (‘tail’ factors), and the likelihood of changes in the law or other external factors that are beyond the Company’s control. Several actuarial reserving methodologies are used to estimate required loss reserves. The process produces carried reserves set by management based upon the actuaries’ best estimate and is the cumulative combination of the best estimates made by line of business, accident year, and loss and LAE. The amount of loss and LAE reserves for individual reported claims (the “case reserve”) is determined by the claims department and changes over time as new information is gathered. Such information is critical to the review of appropriate incurred but not reported ("IBNR") reserves and includes a review of coverage applicability, comparative liability on the part of the insured, injury severity, property damage, replacement cost estimates, and any other information considered pertinent to estimating the exposure presented by the claim. The amounts of loss and LAE reserves for unreported claims and development on known claims (IBNR reserves) are determined using historical information aggregated by line of business as adjusted to current conditions. Since this process produces loss reserves set by management based upon the actuaries’ best estimate, there is no explicit or implicit provision for uncertainty in the carried loss reserves.
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
Paid Bornhuetter-Ferguson ("BF") – an estimated loss ratio for a particular accident year is determined, and is weighted against the portion of the accident year claims that have been paid, based on historical paid loss development patterns. The estimate of required reserves assumes that the remaining unpaid portion of a particular accident year will pay out at a rate consistent with the estimated loss ratio for that year. This method can be useful for situations where an unusually high or low amount of paid losses exists at the early stages of the claims development process.
Incurred BF - an estimated loss ratio for a particular accident year is determined, and is weighted against the portion of the accident year claims that have been reported, based on historical incurred loss development patterns. The estimate of required reserves assumes that the remaining unreported portion of a particular accident year will pay out at a rate consistent with the estimated loss ratio for that year. This method can be useful for situations where an unusually high or low amount of reported losses exists at the early stages of the claims development process.
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
In New York State, lawsuits for negligence are subject to certain limitations and must be commenced within three years from the date of the accident or are otherwise barred. Accordingly, the Company’s exposure to unreported claims (“pure” IBNR) for accident dates of September 30, 2023 and prior is limited, although there remains the possibility of adverse development on reported claims (“case development” IBNR). In certain rare circumstances states have retroactively revised a statute of limitations. The Company is not aware of any such effort that would have a material impact on the Company’s results.
The following is information about incurred and paid claims development as of September 30, 2026, net of reinsurance, as well as the cumulative reported claims by accident year and total IBNR reserves as of September 30, 2026 included in the net incurred loss and allocated expense amounts. The historical information regarding incurred and paid claims development for the years ended December 31, 2017 to December 31, 2025 is presented as supplementary unaudited information.

All Lines of Business
(in thousands, except reported claims data)

	Incurred Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance										As of September 30, 2026
Accident Year	For the Years Ended December 31,									Nine Months Ended September 30, 2026	IBNR	Cumulative Number of Reported Claims by Accident Year
	2017	2018	2019	2020	2021	2022	2023	2024	2025

	(Unaudited 2017 - 2025)									(Unaudited)

2017	$31,605	$32,169	$35,304	$36,160	$36,532	$36,502	$36,819	$37,268	$37,359	$36,883	$146	3,402
2018		54,455	56,351	58,441	59,404	61,237	61,145	61,686	61,897	61,577	386	4,238
2019			75,092	72,368	71,544	71,964	73,310	74,363	76,337	76,772	1,674	4,511
2020				63,083	62,833	63,217	63,562	64,400	65,888	66,035	731	5,896
2021					96,425	96,673	96,134	96,771	98,411	98,355	1,448	5,838
2022						79,835	78,759	78,078	77,319	76,969	2,280	4,721
2023							78,978	72,025	70,128	69,776	4,214	4,104
2024								57,860	54,364	53,835	5,493	3,153
2025									77,556	72,576	14,143	2,418
2026										92,125	14,695	2,493
									Total	$704,900
All Lines of Business
(in thousands)

	Cumulative Paid Loss and Allocated Loss Adjustment Expenses, Net of Reinsurance
Accident Year	For the Years Ended December 31,									Nine Months Ended September 30, 2026
	2017	2018	2019	2020	2021	2022	2023	2024	2025
	(Unaudited 2017 - 2025)									(Unaudited)

2017	$16,704	$24,820	$28,693	$31,393	$32,529	$33,522	$34,683	$35,046	$35,336	$35,376
2018		32,383	44,516	50,553	52,025	54,424	56,199	57,185	57,798	59,194
2019			40,933	54,897	58,055	60,374	63,932	66,109	68,648	70,791
2020				39,045	50,719	53,432	56,523	59,220	60,859	61,370
2021					56,282	77,756	82,317	85,314	90,865	92,835
2022						45,856	65,732	68,170	70,703	72,033
2023							46,280	56,952	59,571	61,080
2024								29,013	40,086	42,683
2025									36,572	48,659
2026										46,955
									Total	$590,976

Net liability for unpaid loss and allocated loss adjustment expenses for the accident years presented										$113,924
All outstanding liabilities before 2017, net of reinsurance										1,461
Liabilities for loss and allocated loss adjustment expenses, net of reinsurance										$115,386
(Components may not sum to totals due to rounding)
Reported claim counts are measured on an occurrence or per event basis. A single claim occurrence could result in more than one loss type or claimant; however, the Company counts claims at the occurrence level as a single claim regardless of the number of claimants or claim features involved.

The reconciliation of the net incurred and paid loss development tables to the loss and LAE reserves in the condensed Consolidated Balance Sheets is as follows:
Reconciliation of the Disclosure of Incurred and Paid Loss Development
to the Liability for Loss and LAE Reserves

(in thousands)	As of September 30, 2026
Liabilities for allocated loss and loss adjustment expenses, net of reinsurance	$115,386
Total reinsurance recoverable on unpaid losses	35,512
Unallocated loss adjustment expenses	7,560
Total gross liability for loss and LAE reserves	$158,458
Reinsurance
On January 1, 2025, the Company entered into a 16% quota share reinsurance treaty for its personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon the expiration of the 2025/2026 Treaty on January 1, 2026, the Company entered into a new 5% quota share reinsurance treaty for its personal lines business written in all states except California covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”). For business written in California, the Company entered into a new 30% quota share reinsurance treaty covering the period from January 1, 2026 through January 1, 2027.
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
Effective January 1, 2025, the Company renewed an underlying excess of loss reinsurance treaty ("Underlying XOL Treaty") covering the period from January 1, 2025 through June 30, 2025. The treaty provided 50% reinsurance coverage for losses of $400,000 in excess of $600,000. Losses from named storms were excluded from the treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with the Company's excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026 ("2025/2026 XOL Treaties"). Combined, the renewed 2025/2026 XOL Treaties provided 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $9,000,000 together with facultative coverage. Effective July 1, 2026, the Underlying XOL Treaty was renewed along with the Company's excess of loss reinsurance treaty covering the period from July 1, 2026 through June 30, 2027 ("2026/2027 XOL Treaties"). Combined, the renewed 2026/2027 XOL Treaties provide 50% reinsurance coverage for losses of $250,000 in excess of $750,000, and 100% reinsurance coverage for losses in excess of $1,000,000 up to $11,000,000 together with facultative coverage. For the period October 1, 2024 through April 30, 2025, the Company purchased catastrophe reinsurance which provided coverage for winter storm losses to the extent of 71% of $4,500,000 in excess of $5,500,000. For the period October 15, 2025 through April 30, 2026, the Company purchased catastrophe reinsurance which provides coverage for winter storm losses to the extent of 90% of $5,000,000 in excess of $5,000,000. For the period July 1, 2026 through June 30, 2027, the Company purchased 70% of all perils coverage excluding named storm losses of $5,000,000 in excess of $5,000,000. Effective July 1, 2025, the Company purchased $435,000,000 of catastrophe reinsurance in excess of $5,000,000.. Effective July 1, 2026, the Company purchased $495,000,000 of catastrophe reinsurance in excess of $5,000,000, compared to $435,000,000 of catastrophe reinsurance in excess of $5,000,000 in the expiring treaty.
Material terms for reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2026/2027 Treaty		2025/2026 Treaty
Line of Business	July 1, 2026 to January 1, 2027	January 1, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 1, 2025 to June 30, 2025

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	5%	5%	16%	16%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	$950,000	$950,000	$840,000	$840,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2027	January 1, 2027	January 1, 2026	January 1, 2026
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$10,250,000	$8,250,000	$8,250,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$10,175,000	$8,175,000	$8,285,000	$8,360,000
Losses per occurrence
subject to reinsurance
coverage (5)	$11,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	June 30, 2027	June 30, 2026	June 30, 2026	June 30, 2025

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	$4,750,000	$5,500,000	$5,000,000	$4,250,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	$495,250,000	$434,500,000	$435,000,000	$275,000,000

Reinstatement premium
protection (3)	Yes	Yes	Yes	Yes

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
(5)The personal lines quota share treaty (homeowners, dwelling fire and canine liability) will expire on January 1, 2027, with none of these coverages to be in effect during the period from January 1, 2027 through June 30, 2027. If and when this treaty is renewed on January 1, 2027, the personal lines quota share treaty, will be as provided for therein. Reinsurance coverage in effect from January 1, 2027 through June 30, 2027 is only for excess of loss, Underlying XOL, and catastrophe reinsurance treaties.
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
.
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
The Company earned ceding commission revenue under the 2026/2027 Treaty for the three and nine months ended September 30, 2026 based on only a fixed provisional commission rate at which provisional ceding commissions were earned, with no provision for Sliding Scale ceding commission.
Ceding commission revenue consists of the following:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Provisional ceding commissions earned	$1,423,248	$3,555,260	$4,051,941	$10,195,169
Contingent ceding commissions earned	317,178	1,345,141	625,327	745,479
	$1,740,426	$4,900,401	$4,677,268	$10,940,648
Provisional ceding commissions are settled monthly. Balances due to or from reinsurers for contingent ceding commissions on the 2025/2026 Treaty will be settled annually based on the Loss Ratio of the treaty year that ends on January 1. Balances due to or from reinsurers for Sliding Scale contingent ceding commissions on quota share treaties are settled periodically based on the Loss Ratio of each treaty year that ends on June 30 for the expired treaties (which had June 30 expiration dates) that were subject to Sliding Scale contingent commissions. The Loss Ratios from prior years’ treaties are subject to change as incurred losses from those periods develop, resulting in an increase or decrease in the commission rate and Sliding Scale contingent ceding commissions earned. As of September 30, 2026 and December 31, 2025, contingent ceding commissions receivable from reinsurers under the 2025/2026 Treaty was $2,371,463 and $1,754,316, respectively, which is recorded in other assets on the accompanying condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, net contingent ceding commissions payable to reinsurers under all other treaties was $724,660 and $732,480, respectively, which is recorded in reinsurance balances payable on the accompanying condensed consolidated balance sheets.
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
Note 7 – Debt
Federal Home Loan Bank
KICO is a member of, and invested in, FHLBNY. KICO is required to maintain an investment in the capital stock of FHLBNY. Based on the redemption provisions of FHLBNY, the stock has no quoted market value and is carried at cost. At its discretion, FHLBNY may declare dividends on the stock. Management reviews the stock for impairment based on the ultimate recoverability of the cost basis in the stock. At September 30, 2026 and December 31, 2025, no impairment has been recognized. FHLBNY members have access to a variety of flexible, low cost funding through FHLBNY’s credit products, enabling members to customize advances, which are to be fully collateralized. Eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets under statutory insurance principles as of the previous quarter. Based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. If KICO has sufficient available collateral (as discussed below), based on KICO’s net admitted assets, the maximum allowable advance as of September 30, 2026 and December 31, 2025 was approximately $19,604,000 and $16,873,000, respectively. The estimated fair value of available collateral as of September 30, 2026 and December 31, 2025 was approximately $8,309,000 and $9,598,000, respectively. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility as of September 30, 2026 or December 31, 2025.
Debt
Debt as of September 30, 2026 and December 31, 2025 consists of the following:

	September 30, 2026	December 31, 2025

Equipment financing	$3,474,589	$4,440,127
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

Line of Credit
On July 1, 2026, the Company entered into a revolving credit facility (the “ Credit Facility”) that permits borrowings of up to $5,000,000 in principal. Borrowings bear interest at a floating rate based on either (i) the one-month secured overnight financing rate (“SOFR”) plus 2.5% or (ii) the alternate base rate plus 2.5%, as selected in accordance with the Credit Facility. The Company is required to make monthly interest payments, with all outstanding principal due at maturity on July 1, 2028. Borrowings under the Facility are unsecured. The Credit Facility includes financial and nonfinancial covenants. As of September 30, 2026, the Company was in compliance with these covenants. The Company intends to use borrowings for general corporate purposes. The Company did not borrow under the Facility during the nine months ended September 30, 2026, and no amounts were outstanding as of that date.
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
A provision of the Financing requires KICO to pledge collateral for the lease obligation. As of September 30, 2026 and December 31, 2025, the amount of required collateral was approximately $2,347,000 and $3,616,000, respectively. As of September 30, 2026 and December 31, 2025, the fair value of KICO’s pledged collateral was approximately $2,347,000 and $3,616,000, respectively, in various fixed-maturity securities.
Note 8 – Stockholders’ Equity
Dividends Declared and Paid
Dividends declared and paid on Common Stock were $868,527 and $707,101 for the three months ended September 30, 2026 and 2025. respectively. Dividends declared and paid on Common Stock were $2,315,045 and $707,101 for the nine months ended September 30, 2026 and 2025, respectively. See Note 15 - Subsequent Events - "Dividend Declared."
Preferred Stock
The Board of Directors has the authority to issue shares of Preferred Stock from time to time in a series and to fix, before the issuance of each series, the number of shares in each series and the designation, liquidation preferences, conversion privileges, rights and limitations of each series. There was no preferred stock issued and outstanding as of September 30, 2026 and December 31, 2025.
2014 Equity Participation Plan
The 2014 Equity Participation Plan (the “2014 Plan”) authorized grants of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, and stock bonuses. Through subsequent amendments, the maximum number of shares of the Company’s Common Stock authorized under the 2014 Plan was increased to 1,900,000. Non-statutory stock options granted under the 2014 Plan expire no later than ten years from the date of grant. The Board of Directors or the Compensation Committee determined the vesting provisions for awards, subject to the terms of the 2014 Plan. The 2014 Plan terminated on August 12, 2024, and no further awards may be granted under it.
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

As of September 30, 2026, there were 325,410 shares of Common Stock granted under the 2024 Plan pursuant to stock bonus awards, net of forfeitures.
Stock Options
The results of operations for the three months ended September 30, 2026 and 2025 include stock-based compensation expense for stock options totaling approximately $8,000 and $22,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. The results of operations for the nine months ended September 30, 2026 and 2025 include stock-based compensation expense for stock options totaling approximately $25,000 and $67,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. Stock-based compensation expense related to stock options for the nine months ended September 30, 2026 is net of estimated forfeitures of approximately 24%.
No options were granted during the nine months ended September 30, 2026 and 2025. The fair value of stock options at the grant date are estimated using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.
There have been no stock options granted under the 2024 Plan. A summary of stock option activity under the Company’s 2014 Plan for the nine months ended September 30, 2026 is as follows:

Stock Options	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value

Outstanding at January 1, 2026	199,991	$2.25	3.08	$2,915,869

Granted	-	$-	-	$-
Exercised	(42,503)	$2.25	-	$444,409
Expired/Forfeited	(7,916)	$2.25	2.78	$110,938

Outstanding at September 30, 2026	149,572	$2.25	2.27	$2,292,939

Vested and Exercisable at September 30, 2026	74,184	$2.25	2.27	$1,137,241

The aggregate intrinsic value of options outstanding and options exercisable at September 30, 2026 is calculated as the difference between the exercise price of the underlying options and the market price of the Company’s Common Stock for the options that had exercise prices that were lower than the $17.58 closing price of the Company’s Common Stock on September 30, 2026. The total intrinsic value of options when forfeited are determined as of the date of forfeiture. The total intrinsic value of options when expired are determined as of the date of expiration.
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
The Company received $41,250 from the exercise of 18,333 options during the nine months ended September 30, 2026. The remaining options exercised during the nine months ended September 30, 2026 were Net Exercises, resulting in the issuance of 20,828 shares of Common Stock.
As of September 30, 2026, the estimated fair value of unamortized compensation cost related to 75,388 unvested stock option awards was approximately $8,000. Unamortized compensation cost as of September 30, 2026 is expected to be recognized over a remaining weighted-average vesting period of 0.27 years.
Restricted Stock Awards
A summary of the restricted Common Stock activity under the 2024 Plan for the nine months ended September 30, 2026 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value per Share	Aggregate Fair Value

Balance at January 1, 2026	223,288	$15.35	$3,426,507

Granted	83,469	$16.63	$1,388,089
Vested	(93,727)	$15.47	$(1,449,957)
Forfeited	(8,974)	$16.26	$(145,917)

Balance at September 30, 2026	204,056	$15.78	$3,218,722

For the three months ended September 30, 2026 and 2025, stock-based compensation for these grants was approximately $645,000 and $398,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2026 and 2025, stock-based compensation for these grants was approximately $1,912,000 and $1,148,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that will be recognized by the directors, executives and employees. Unamortized compensation cost of $1,785,971 as of September 30, 2026 is expected to be recognized over a remaining weighted-average vesting period of 1.37 years.
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
The initial offering period under the ESPP was from November 1, 2021 through October 31, 2022. There was no offering pursuant to the ESPP from November 1, 2022 through December 31, 2024. Effective January 1, 2025, the Company initiated an offering period of January 1, 2025 through December 31, 2025 under the ESPP (the "2025 Offering"). Effective January 1, 2026, the Company initiated an offering period of January 1, 2026 through December 31, 2026 under the ESPP (the "2026 Offering"). For the three months ended September 30, 2026 and 2025, stock-based compensation under the 2026 Offering and 2025 Offering was approximately $10,000 and $10,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2026 and 2025, stock-based compensation under the 2026 Offering and 2025 Offering was approximately $27,000 and $26,000, respectively, which is included in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
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
At-the-Market Offering
In May 2024, the Company entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which the Company initially had the ability to issue and sell shares of its Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16,400,000 in what is referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, the Company filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25,000,000. During the nine months ended September 30, 2026, the Company did not sell any shares of its Common Stock under the ATM program. As of September 30, 2026, the Company had remaining capacity to sell up to an additional $15,945,937 of Common Stock under the ATM program.
Share Repurchase Program

On May 19, 2026, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to 1,000,000 shares of its outstanding Common Stock over the next two years. Repurchases under the program may be made from time to time through open market purchases, privately negotiated transactions, block transactions, and transactions effected pursuant to trading plans intended to qualify under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The Company intends to effect repurchases in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and the Company’s insider trading policy. The timing and total amount of any repurchases will be determined at management’s discretion based on its evaluation of market conditions, the Company’s share price, regulatory requirements, the Company’s liquidity needs, and other factors. The program over the two year term does not obligate the Company to acquire any specific number of shares, and may be modified, suspended, or discontinued at any time without prior notice. As of September 30, 2026, the Company acquired a total of 19,446 shares under this program at a cost of $291,833, inclusive of commissions.
Note 9 – Income Taxes
The Company files a consolidated U.S. federal income tax return that includes all wholly-owned subsidiaries. State tax returns are filed on a consolidated or separate return basis depending on applicable laws. The Company records adjustments related to prior years’ taxes during the period when they are identified, generally when the tax returns are filed. The effect of these adjustments on the current and prior periods (during which the differences originated) is evaluated based upon quantitative and qualitative factors and are considered in relation to the consolidated financial statements taken as a whole for the respective periods. The Company's effective tax rates for the three months and nine months ended September 30, 2026 and 2025 are different than the federal statutory rate of 21%, due primarily to the net effect of tax-exempt municipal bond interest income, dividends received deduction and tax adjustments related to executive and equity-based compensation.
Income Taxes Paid
For the three months ended September 30, 2026 and 2025, the Company paid federal income taxes of $4,562,000 and $4,466,000, respectively, and state income taxes of $0 and $0, respectively. For the nine months ended September 30, 2026 and 2025, the Company paid federal income taxes of $6,324,000 and $5,819,000, respectively, and state income taxes of $250 and $0, respectively.
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

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2026	December 31, 2025

Deferred tax asset:
Net operating loss (1)	$-	$-
Claims reserve discount	1,788,155	1,562,424
Unearned premium	5,585,069	4,948,868
Deferred ceding commission revenue	36,593	1,756,131
Net unrealized losses on securities	5,269,792	1,811,373
Other	1,258,863	916,350
Total deferred tax assets	13,938,472	10,995,146

Deferred tax liability:
Investment in KICO (2)	759,543	759,543
Deferred policy acquisition costs	5,506,016	5,852,113
Intangible assets	105,000	105,000
Depreciation and amortization	102,785	98,931
Total deferred tax liabilities	6,473,344	6,815,587

Net deferred income tax asset	$7,465,128	$4,179,559
(1)The deferred tax assets from federal current year net operating loss ("NOL"), and state current year and prior years NOL carryovers are as follows:

Type of NOL	September 30, 2026	December 31, 2025	Expiration

Federal only, current year	$-	$-	None

State only (A)	3,600,283	3,421,252	December 2027 - December 2045
Valuation allowance	(3,600,283)	(3,421,252)
State only, net of valuation allowance	-	-

Total deferred tax asset from net operating loss carryovers	$-	$-
(A)Kingstone generates operating losses for state purposes and has prior year NOLs available. The state NOL as of September 30, 2026 and December 31, 2025 was $55,388,972 and $52,634,646, respectively. KICO, the Company’s insurance underwriting subsidiary, is not subject to state income taxes. KICO’s state tax obligations are paid through a gross premiums tax, which is included in the condensed consolidated statements of income and comprehensive income within other underwriting expenses. Kingstone has recorded a full valuation allowance due to the uncertainty of generating enough state taxable income to utilize 100% of the available state NOLs over their remaining lives, which expire between 2027 and 2045.
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
The Company had no material unrecognized tax benefit and no adjustments to liabilities or operations were required. There were no interest or penalties related to income taxes that have been accrued or recognized as of and for the nine months ended September 30, 2026 and 2025. If any had been recognized these would have been reported in income tax expense.
Generally, taxing authorities may examine the Company’s tax returns for the three years from the date of filing. The Company’s tax returns for the years ended December 31, 2021 through December 31, 2025 remain subject to examination.
Note 10 – Earnings Per Common Share
Basic net earnings per common share is computed by dividing net income by the weighted-average number of shares of Common Stock outstanding. Diluted earnings per common share reflects, in periods in which it has a dilutive effect, the impact of shares of Common Stock issuable upon exercise of stock options and warrants as well as non-vested restricted stock awards. The computation of diluted earnings per common share excludes those options and warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods presented. For the three months and nine months ended September 30, 2026 and 2025, there were no options or warrants with an exercise price in excess of the average market price of the Company’s Common Stock during the periods.
The computation of diluted earnings per common share excludes outstanding options, warrants and non-vested restricted stock awards in periods where the exercise of such options and warrants or vesting of such restricted stock awards would be anti-dilutive. For the three months and nine months ended September 30, 2026 and 2025, there were no options, warrants or restricted stock awards that were anti-dilutive for the relevant periods.
The reconciliation of the weighted average number of shares of Common Stock used in the calculation of basic and diluted earnings per common share follows:

	Three months ended September 30		Nine months ended September 30
	2026	2025	2026	2025

Weighted average number of shares outstanding	14,478,275	14,142,374	14,470,866	13,849,283

Effect of dilutive securities, common share equivalents:
Stock options	136,223	169,314	132,201	173,059
Warrants	-	228,580	-	230,149
Restricted stock awards	101,614	60,973	54,873	50,835

Weighted average number of shares outstanding, used for computing diluted earnings per share	14,716,112	14,601,241	14,657,940	14,303,326
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
Additional information regarding the Company’s office operating leases is as follows:

	Three months ended September 30,		Nine months ended September 30,
Lease cost	2026	2025	2026	2025

Operating lease	$13,391	$13,391	$40,174	$31,246
Total lease cost	$13,391	$13,391	$40,174	$31,246

Other information on operating leases
Cash payments included in the measurement of lease liability reported in operating cash flows	$13,129	$12,254	$38,803	$28,592
Discount rate	13.75%	13.75%	13.75%	13.75%
Remaining lease term in years	3.5	4.5	3.5	4.5
Right-of-use assets, included in other assets, were $129,338 and $136,209 as of September 30, 2026 and December 31, 2025, respectively. Lease liabilities, included in accounts payable, accrued expenses and other liabilities, were $129,338 and $136,209 as of September 30, 2026 and December 31, 2025, respectively.
Rent expense for the three months ended September 30, 2026 and 2025 amounted to $13,391 and $13,391, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses. Rent expense for the nine months ended September 30, 2026 and 2025 amounted to $40,174 and $31,246, respectively, and is included in the accompanying condensed consolidated statements of income and comprehensive income within other underwriting expenses.
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
Pursuant to the Patten Employment Agreement, Mr. Patten is entitled to receive an annual base salary of $400,000 and shall participate in the Company's Bonus Plan, including with respect to the senior leadership team ("SLT") RSA bonus, each as described in Note 12 – Employee Benefit Plans, Bonus Plans, Employee Bonus Plan. In accordance with the Bonus Plan, Mr. Patten's cash bonus target is 25% of his base salary, and in no event, could the cash bonus for the calendar year ended December 31, 2025 be less than $35,000.
On September 12, 2025, the Company paid to Mr. Patten a sign-on bonus of $200,000 (the “Sign-on Bonus”). In the event that, prior to the first anniversary of the Effective Date, Mr. Patten's employment with the Company had been terminated by the Company for cause (as defined in the Patten Employment Agreement) or by Mr. Patten without good reason (as defined in the Patten Employment Agreement), Mr. Patten would have been obligated to promptly repay the Sign-on Bonus to the Company. At its option, the Company would have had the right to offset such Sign-on Bonus repayment obligation against any and all amounts payable to Mr. Patten.
Pursuant to the Patten Employment Agreement, Mr. Patten was entitled to receive a restricted stock grant of a number of shares of Common Stock determined by dividing $600,000 by the fair market value of the Company’s Common Stock on the date of grant. On the Effective Date, Mr. Patten was granted 43,290 shares of restricted stock pursuant to this provision. Such stock grant vested with respect to 25% of the award on the first anniversary of the grant date and will become vested with respect to 25% of the award on the second anniversary of the grant date and 50% of the award on the third anniversary of the grant date.
Note 12 – Employee Benefit Plans
Bonus Plans
Employee Bonus Plan
For the three months ended September 30, 2026 and 2025, the Company accrued approximately $408,518 and $1,414,952, respectively, of cash payments related to an employee bonus plan (the "Bonus Plan"), of which $88,526 and $322,609, respectively, is allocated and recorded in loss and LAE, $299,748 and $1,092,343, respectively, is recorded in other underwriting expenses, and $20,244 and $0, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2026 and 2025, the Company accrued approximately $1,225,556 and $2,395,343, respectively, of cash payments related to the Bonus Plan, of which $274,127 and $546,138, respectively, is allocated and recorded in loss and LAE, $928,185 and $1,849,205, respectively, is recorded in other underwriting expenses, and $23,244 and $0, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. In addition to the cash payments, the Bonus Plan provides for a restricted stock award ("RSA") to the Company's

SLT and other members of management in an amount up to their cash payments if certain performance metrics have been met. The performance metrics for the nine months ended September 30, 2026 were not met, and, accordingly, no stock-based compensation liability has been accrued for the three months and nine months ended September 30, 2026 for the SLT RSA bonus. The performance metrics for the nine months ended September 30, 2025 were met, and, accordingly, $149,862 and $197,868, respectively, of stock-based compensation liability has been accrued for the three months and nine months ended September 30, 2025 for the SLT RSA bonus and is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
Executive Bonus Plan

For the three months ended September 30, 2026 and 2025, the Company accrued approximately $497,000 and $254,000, respectively, for a bonus pursuant to the Third Amended Golden Employment Agreement ("Executive Bonus") of which $447,000 and $229,000, respectively, is recorded in other underwriting expenses, and $50,000 and $25,000, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income. For the nine months ended September 30, 2026 and 2025, the Company accrued approximately $688,000 and $625,000, respectively, for the Executive Bonus of which $619,000 and $563,000, respectively, is recorded in other underwriting expenses, and $69,000 and $62,000, respectively, is recorded in other operating expenses on the accompanying condensed consolidated statements of income and comprehensive income.
401(k) Plan
The Company maintains a salary reduction plan under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”) for its qualified employees. The Company matches 100% of each participant’s contribution up to 4% of the participant’s eligible contribution. The Company incurred approximately $98,000 and $86,000, respectively, of expense for the three months ended September 30, 2026 and 2025, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income. The Company incurred approximately $325,000 and $271,000, respectively, of expense for the nine months ended September 30, 2026 and 2025, related to the 401(k) Plan, which is recorded in other underwriting expenses on the accompanying condensed consolidated statements of income and comprehensive income.
Note 13 - Segment Information
The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer. The CODM uses consolidated net income, as reported in the Company’s unaudited interim condensed consolidated statements of income and comprehensive income, as the reported measure of segment profit or loss. The CODM uses this measure to assess the Company’s overall financial performance and make operating and resource allocation decisions for its property and casualty insurance business, including developing the annual budget and forecast, allocating resources in support of the Company’s overall operating objectives, and determining employee compensation.

The significant segment expense categories and amounts regularly provided to the CODM and included in consolidated net income are the same as those separately presented in the accompanying unaudited interim condensed consolidated statements of income and comprehensive income. No additional significant segment expense categories or amounts at a more disaggregated level are regularly provided to the CODM or are easily computable from the information regularly provided to the CODM. Asset information is not regularly provided to the CODM at a level or in categories different from those presented in the Company’s condensed consolidated balance sheets.
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
Note 15 – Subsequent Events
Dividend Declared
On October 21, 2026, the Company’s Board of Directors approved a quarterly dividend of $0.06 per share payable in cash on November 25, 2026 to stockholders of record as of the close of business on November 11, 2026.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
We offer property and casualty insurance products through our wholly-owned subsidiaries, Kingstone Insurance Company (“KICO”) and Kingstone America Insurance Company ("KAIC"). KICO is a New York domiciled carrier writing business through retail and wholesale agents and brokers. KICO is actively writing personal lines and livery physical damage insurance in New York, and in 2025 was the 11th largest writer of homeowners insurance in New York. Beginning in June 2026, KICO began writing homeowners coverage in California on a non-admitted basis. KICO is also licensed in the states of New Jersey, Rhode Island, Massachusetts, Connecticut, Pennsylvania, New Hampshire, and Maine. KAIC was licensed to write property and casualty insurance by the state of Connecticut on May 1, 2026. KAIC started writing business in Connecticut beginning in September 2026. For the three months ended September 30, 2026 and 2025, respectively, 98.4% and 98.0% of KICO’s direct premiums written came from the New York policies. For the nine months ended September 30, 2026 and 2025, respectively, 98.5% and 98.1% of KICO’s direct premiums written came from the New York policies.
Our wholly-owned subsidiary, Cosi Agency, Inc. (“Cosi”), is a multi-state licensed general agency. In April 2026, Cosi became licensed in California, and we expect to expand our underwriting operations in California during the remainder of 2026 through the policies Cosi writes. Cosi-related operating expenses are primarily employment costs and are included in other operating expenses.
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
Our expenses include the insurance underwriting expenses of KICO and KAIC and other operating expenses. Insurance companies incur a significant amount of their total expenses from losses incurred by policyholders, which are referred to as claims. In settling these claims, various loss adjustment expenses (“LAE”) are incurred such as insurance adjusters’ fees and legal expenses. In addition, insurance companies incur policy acquisition costs. Policy acquisition costs include commissions paid to producers, premium taxes, and other expenses related to the underwriting process, including employees’ compensation and benefits.
Other operating expenses include our corporate expenses of Kingstone Companies, Inc. (the "Holding Company"). These corporate expenses include legal and auditing fees, executive employment costs and equity compensation, directors' fees, and other costs directly associated with being a public company.
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
In May 2019, due to the poor performance of these lines, we placed a moratorium on new commercial lines and new commercial umbrella submissions while we further reviewed this business. In July 2019, due to the continuing poor performance of these lines, we made the decision to no longer underwrite commercial lines or commercial umbrella risks. In-force policies as of July 31, 2019 for these lines were non-renewed at the end of their annual terms. As of September 30, 2026 and December 31, 2025, there were no commercial liability policies in-force. As of September 30, 2026, these expired policies represented approximately 8.9% of loss and LAE reserves net of reinsurance recoverables.
Other: We write canine legal liability policies and have a small participation in mandatory state joint underwriting associations.

Critical Accounting Policies
Our condensed consolidated financial statements include the accounts of Kingstone Companies, Inc. and all wholly-owned subsidiaries. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires our management to make estimates and assumptions in certain circumstances that affect amounts reported in our condensed consolidated financial statements and related notes. In preparing these condensed consolidated financial statements, our management has utilized information including our past history, industry standards, and the current economic environment, and other factors, in forming its estimates and judgments of certain amounts included in the condensed consolidated financial statements, giving due consideration to materiality.
Application of critical accounting estimates involve the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of our results of operations to those of similar companies.
Our critical accounting policies are more fully described in our Management's Discussion and Analysis of Financial Condition and Results of Operations presented in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025, filed on March 16, 2026. There have been no changes in our critical accounting policies from December 31, 2025.
Net Premiums Earned, Policies In-Force and Direct Premiums Written1
Net Premiums Earned
Net premiums earned increased $14.5 million, or 30.2%, to $62.4 million in the Three Months of 2026 from $47.9 million in the Three Months of 2025. Net premiums earned increased $41.1 million, or 29.8%, to $178.7 million in the Nine Months of 2026 from $137.7 million in the Nine Months of 2025.
Policies In-Force and Direct Premiums Written
See the tables below for our policies in-force as of September 30, 2026 and 2025 and direct premiums written for the three months and nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, our direct premiums written increased by 17.4% compared to the nine months ended September 30, 2025, while policies in-force increased by 11.0% as of September 30, 2026 as compared to September 30, 2025.

	As of September 30,
	2026	2025	Change	Percent

Policies In-Force	86,579	78,026	8,553	11.0%

	Three months ended September 30,				Nine months ended September 30,
(000’s except percentages)	2026	2025	Change	Percent	2026	2025	Change	Percent

Direct premiums written[1]	$86,795	$75,810	$10,985	14.5%	$228,892	$195,047	$33,845	17.4%
1Direct premiums written is a non-GAAP measure defined below under "Key GAAP and Non-GAAP Measures". See discussion of "Net Premiums Earned" below for a reconciliation of GAAP net premiums earned to direct premiums written.

Change in Market Dynamics (underway), and 5-Year Growth Plan (underway)
•Change in Market Dynamics
We refer to the new business described in the next two paragraphs as a Change in Market Dynamics.
On August 2, 2024, two large competitors announced a plan to wind down their personal lines operations in New York State and to non-renew or mid-term cancel their entire book of business before year end 2024. The policyholders of such competitors needed to find alternative coverage. Beginning in the quarter ended September 30, 2024, we began seeing a sizable increase in our policies in-force and direct written premiums from these non-renewed and cancelled policies.
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which included this transaction, was approved by the New York State Department of Financial Services ("DFS"). This competitor wrote approximately $70 million in written premium. The Withdrawal Plan has enabled KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in late third quarter of 2025. This transaction was handled in a similar manner to the paragraph above, except that we streamlined the process by providing a quote for eligible policyholders to our producers.
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
Relative to geographic expansion, we have conducted a thorough study of selected geographies and states with the help of industry-leading third-party advisors and overlaid important lessons learned from our past challenges to ensure that we do not face such challenges again. We plan to pursue prudent growth at a measured pace in our chosen new states, testing and validating rate adequacy commensurate with risk factors in the new geographies. KICO began writing business in California in June 2026 on a non-admitted basis and KAIC began writing business in Connecticut on an admitted basis in September 2026.
Key GAAP and Non-GAAP Measures
We utilize the following key GAAP accounting principles generally accepted in the United States and non-GAAP measures in analyzing the results of our insurance underwriting business. See "Non-GAAP Financial Measures" for a reconciliation of the below non-GAAP measures to the most directly comparable GAAP measure:
GAAP Measures
Net loss ratio: The net loss ratio is a GAAP measure of the underwriting profitability of an insurance company’s business. Expressed as a percentage, this is the ratio of net losses and loss adjustment expenses ("LAE") incurred to net premiums earned.
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
Non-GAAP Measures
Direct premiums written, net premiums written: Direct premiums written is a non-GAAP measure, which represent the total premiums charged on policies issued by an insurance company during the respective fiscal period. Net premiums written is a non-GAAP measure, which are direct premiums written less premiums ceded to reinsurers. Net premiums earned, the GAAP measure most comparable to direct premiums written and net premiums written, are net premiums written that are pro-rata earned during the fiscal period presented. All of our policies are written for a twelve-month period. Management uses direct premiums written and net premiums written, along with other measures, to gauge our performance and evaluate results. Direct premiums written and net premiums written are provided as supplemental information, not as a substitute for net premiums earned, and do not reflect our net premiums earned.
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

Loss and LAE excluding the effect of catastrophes: The loss and LAE excluding the effect of catastrophes is a non-GAAP expense, which is computed as the difference between GAAP loss and LAE and the effect of catastrophes on loss and LAE. Management believes that this metric is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by catastrophe losses. Catastrophe losses cause our loss and LAE to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on loss and LAE. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is loss and LAE. Loss and LAE excluding the effect of catastrophes should not be considered a substitute for loss and LAE and does not reflect our loss and LAE.

Underlying Losses: Underlying losses is a non-GAAP expense, which is computed as GAAP loss and LAE excluding the effect of prior year loss reserve development and catastrophes losses. Management believes that this metric is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by prior year loss reserve development and catastrophe losses. Catastrophe losses cause our loss and LAE to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the loss and LAE. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is loss and LAE. The underlying losses should not be considered a substitute for the loss and LAE and does not reflect our loss and LAE.

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
Underlying combined ratio: The underlying combined ratio is a non-GAAP ratio, which is computed as the non-GAAP underlying loss ratio defined above plus the GAAP net underwriting expense ratio. The underlying combined combined ratio excludes the effect of prior year loss reserve development and catastrophes losses. Management believes that this ratio is useful to investors, and it is used by management to reveal the trends in our business that may be obscured by prior year loss reserve development and catastrophe losses. Catastrophe losses cause our loss ratios to vary significantly between periods as a result of their incidence of occurrence and magnitude and can have a significant impact on the net combined ratio. Management believes that this measure is useful for investors to evaluate this component separately when reviewing our underwriting performance. The most directly comparable GAAP measure is the net combined ratio. The underlying combined ratio should not be considered a substitute for the net combined ratio and does not reflect our net combined ratio.

Consolidated Results of Operations
Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025
The following table summarizes the changes in the results of our operations (in thousands) for the three months ended September 30, 2026 (“Three Months of 2026”) and nine months ended September 30, 2026 (“Nine Months of 2026”) compared to the three months ended September 30, 2025 (“Three Months of 2025”) and nine months ended September 30, 2025 (“Nine Months of 2025"):

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	Percent	2026	2025	Change	Percent
Revenues
Net premiums earned[1]	$62,412	$47,925	$14,487	30.2%	$178,748	$137,663	$41,085	29.8%
Ceding commission revenue[1]	1,740	4,900	(3,160)	(64.5%)	4,677	10,941	(6,264)	(57.3)%
Net investment income	3,756	2,499	1,257	50.3%	10,522	6,848	3,674	53.7%
Net (losses) gains on investments	(550)	182	(732)	NM	(1,325)	591	(1,916)	(324.2)%
Gain on sale of real estate	-	-	-	–%	-	1,966	(1,966)	(100.0)%
Other income	186	146	40	27.4%	551	438	113	25.8%
Total revenues	67,544	55,652	11,892	21.4%	193,173	158,446	34,727	21.9%
Expenses
Loss and loss adjustment expenses[2]	21,802	21,232	570	2.7%	91,307	66,335	24,972	37.6%
Commission expense	12,193	10,308	1,885	18.3%	33,961	30,251	3,710	12.3%
Other underwriting expenses	8,898	8,358	540	6.5%	25,915	23,491	2,424	10.3%
Other operating expenses	1,486	1,330	156	11.7%	5,109	3,519	1,590	45.2%
Depreciation and amortization	806	645	161	25.0%	2,283	1,882	401	21.3%
Interest expense	54	73	(19)	(26.0%)	183	377	(194)	(51.5)%
Total expenses	45,239	41,946	3,293	7.9%	158,758	125,855	32,903	26.1%

Income before taxes	22,305	13,706	8,599	62.7%	34,416	32,591	1,825	5.6%
Income tax expense	4,720	2,834	1,886	66.5%	7,169	6,584	585	8.9%
Net income	$17,584	$10,872	$6,712	61.7%	$27,246	$26,007	$1,239	4.8%
NM = Not Meaningful
(Columns in the table above may not sum to totals due to rounding)

1For the Three Months of 2025 and Nine Months of 2025, our personal lines business was subject to a 16% quota share treaty, expiring on January 1, 2026. Effective January 1, 2026, we entered into a 5% personal lines quota share treaty, under a cutoff basis.

2For the Three Months and Nine Months of 2026 and 2025, loss and loss adjustment expenses include catastrophe losses, which are defined as losses from an event for which a catastrophe bulletin and related serial number has been issued by the Property Claims Services ("PCS") unit of the Insurance Services Office ("ISO"). PCS catastrophe bulletins are issued for events that cause more than $25 million in total insured losses and affect a significant number of policyholders and insurers.

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Percentage Point Change	2026	2025	Percentage Point Change
Combined ratio:
Net loss ratio	34.9%	44.3%	(9.4)	51.1%	48.2%	2.9
Net underwriting expense ratio	30.7%	28.4%	2.3	30.6%	30.8%	(0.2)
Net combined ratio	65.6%	72.7%	(7.1)	81.7%	79.0%	2.7

Additional ratios:
Net loss ratio	34.9%	44.3%	(9.4)	51.1%	48.2%	2.9
Effect of catastrophes	7.5%	0.2%	7.3	10.4%	0.8%	9.6
Net loss ratio excluding the effect of catastrophes[1]	27.4%	44.1%	(16.7)	40.7%	47.4%	(6.7)
Effect of prior year (favorable) unfavorable reserve development	(6.1%)	—%	(6.1)	(3.8%)	(0.6%)	(3.2)
Underlying loss ratio[1]	33.5%	44.1%	(10.6)	44.5%	48.0%	(3.5)
Net underwriting expense ratio	30.7%	28.4%	2.3	30.6%	30.8%	(0.2)
Underlying combined ratio[1]	64.2%	72.5%	(8.3)	75.1%	78.8%	(3.7)
1Net loss ratio excluding the effect of catastrophes, underlying loss ratio and underlying combined ratios are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure.
Net Premiums Earned
The following table reconciles GAAP net premiums earned to net premiums written1 and to direct premiums written1 for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	Percent	2026	2025	Change	Percent

GAAP net premiums earned	$62,412	$47,925	$14,487	30.2%	$178,748	$137,663	$41,085	29.8%

Change in unearned premiums
Direct	(9,774)	(9,778)	4	—%	(8,373)	(5,339)	(3,034)	(56.8%)
Ceded to reinsurance treaties	28,082	26,054	2,028	7.8%	(2,365)	(1,866)	(499)	(26.7%)
Change in net unearned premiums	18,307	16,276	2,031	12.5%	(10,739)	(7,206)	(3,533)	(49.0%)

Net premiums written[1]	44,104	31,649	12,455	39.4%	189,487	144,869	44,618	30.8%

Ceded premiums written
Ceded to quota share treaties	3,754	9,662	(5,908)	(61.1%)	(3,446)	13,205	(16,651)	(126.1%)
Ceded to excess of loss treaties	2,623	1,355	1,268	93.6%	5,854	4,235	1,619	38.2%
Ceded to catastrophe treaties	36,313	33,144	3,169	9.6%	36,997	32,738	4,259	13.0%
Total ceded premiums written	42,691	44,161	(1,470)	(3.3%)	39,406	50,178	(10,772)	(21.5%)

Direct premiums written[1]	$86,795	$75,810	$10,985	14.5%	$228,892	$195,047	$33,845	17.4%

(Columns in the table above may not sum to totals due to rounding)

1Direct premiums written and net premiums written are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure of net premiums earned.
Direct Premiums Written
Direct premiums written increased $11.0 million, or 14.5%, to $86.8 million in the Three Months of 2026 compared to $75.8 million during the Three Months of 2025. Direct premiums written increased $33.8 million, or 17.4%, to $228.9 million in the Nine Months of 2026 compared to $195.0 million in the Nine Months of 2025. The increase in both periods was primarily due to higher average renewal premiums from higher replacement costs, an increase in policy retention and an increase in new business policies.

    Net Premiums Written
Net premiums written increased $12.5 million, or 39.4%, to $44.1 million in the Three Months of 2026 from $31.6 million in the Three Months of 2025. Net premiums written increased $44.6 million, or 30.8%, to $189.5 million in the Nine Months of 2026 from $144.9 million in the Nine Months of 2025. Net premiums written represent direct premiums written, less the amount of written premiums ceded under our reinsurance treaties (quota share, excess of loss, and catastrophe). The increase in both periods was primarily due to changes to our personal lines quota share reinsurance treaty resulting in an increase in retention, the additional premiums due to organic growth, and an increase in average renewal premiums primarily from an increase in replacement costs. See quota share reinsurance treaties discussion below.
Quota share reinsurance treaties
Effective January 1, 2025, we entered into a 16% quota share reinsurance treaty for our personal lines business, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business written in all states except California (for which we entered into a new 30% quota share reinsurance treaty) covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”). Our personal lines business was subject to the 2026/2027 Treaty in the Three Months and Nine Months of 2026, and the 2025/2026 Treaty in the Three Months and Nine Months of 2025. In the Three Months of 2026, our premiums ceded under quota share treaties decreased by $5.9 million in comparison to premiums ceded under quota share treaties in the Three Months of 2025 (see table above). In the Nine Months of 2026, our premiums ceded under quota share treaties decreased by $16.7 million in comparison to premiums ceded under quota share treaties in the Nine Months of 2025 (see table above). The decrease in both periods was attributable to the decrease in the quota share ceding percentage rate, offset by an increase in direct written premiums subject to the 2026/2027 Treaty compared to direct premiums written subject to the 2025/2026 Treaty. The inception of the 2026/2027 Treaty was recorded as a cutoff, resulting in the return of $13.3 million from reinsurers to us of previously ceded premiums written that were unearned as of January 1, 2026. The inception of the 2025/2026 Treaty was recorded as a cutoff, resulting in the return of $11.5 million from reinsurers to us of previously ceded premiums written that were unearned as of January 1, 2025.
Excess of loss reinsurance treaties
In the Three Months of 2026, our ceded excess of loss reinsurance premiums increased $1.3 million compared to the ceded excess of loss premiums for Three Months of 2025. In the Nine Months of 2026, our ceded excess of loss reinsurance premiums increased $1.6 million compared to the ceded excess of loss premiums for the Nine Months of 2025. Effective January 1, 2025, we renewed an underlying excess of loss reinsurance treaty (the “Underlying XOL Treaty”) covering the period from January 1, 2025 through June 30, 2025. The Underlying XOL Treaty provided 50% reinsurance coverage for losses and LAE of $0.4 million in excess of $0.6 million. Losses from named storms were excluded from the Underlying XOL Treaty. Effective July 1, 2025, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2025 through June 30, 2026. Combined, the renewed treaties provide 50% reinsurance coverage for losses of $0.3 million in excess of $0.8 million, and 100% reinsurance coverage for losses in excess of $1.0 million up to $9.0 million together with facultative coverage. Retention was increased to $0.8 million from $0.7 million under the 2025/2026 Treaty. Effective July 1, 2026, the Underlying XOL Treaty was renewed along with our excess of loss reinsurance treaty covering the period from July 1, 2026 through June 30, 2027 ("2026/2027 XOL Treaties"). Combined, the renewed 2026/2027 XOL Treaties provide 50% reinsurance coverage for losses of $250 thousand in excess of $750 thousand, and 100% reinsurance coverage for losses in excess of $1.0 million up to $11.0 million together with facultative coverage.
Catastrophe reinsurance treaties

Most of the premiums written under our personal lines policies are also subject to our catastrophe reinsurance treaties. An increase in our personal lines business historically gave rise to more property exposure, which increased our exposure to catastrophe risk; therefore, our premiums ceded under catastrophe treaties would increase. An increase in our personal lines business historically resulted in an increase in premiums ceded under our catastrophe treaties if reinsurance rates were stable or were increasing. With regard to treaties entered into on July 1, 2025 ("2025/2026 Catastrophe Treaty") and 2024 ("2024/2025 Catastrophe Treaty"), we recorded our catastrophe premiums written for the entire treaty period covering July 1 through June 30, resulting in the entire annual premium written being recorded in the third quarter of 2025 and 2024, respectively. The 2025/2026 Catastrophe Treaty covers 80% of losses on the first layer of $5.0 million in excess of $5.0 million (catastrophe coverage of $4.0 million), and losses of $430.0 million in excess of $10.0 million (catastrophe coverage of $430.0 million), for a total catastrophe coverage of $434.0 million. The 2024/2025 Catastrophe Treaty covered 95% of losses on the first layer of $5.0 million in excess of $5.0 million (catastrophe coverage of $4.8 million), and losses of $270.0 million in excess of $10.0 million (catastrophe coverage of $270.0 million), for a total catastrophe coverage of $274.8 million. Catastrophe coverage under the 2025/2026 Catastrophe Treaty increased by $159.2 million compared to the 2024/2025 Catastrophe Treaty. Effective July 1, 2026, we purchased $495.0 million of catastrophe reinsurance in excess of $5.0 million, compared to $435.0 million of catastrophe reinsurance in excess of $5.0 million in the expiring treaty. As a result of recording the entire annual catastrophe premiums at the inception of the treaties, catastrophe premiums in subsequent quarters would be due to premium adjustments. In the Three Months of 2026, our premiums ceded under our catastrophe treaties was $36.3 million in comparison to $33.1 million ceded under catastrophe treaties in the Three Months of 2025 (see table above). In the Nine Months of 2026, our premiums ceded under our catastrophe treaties was $37.0 million in comparison to $32.7 million ceded under catastrophe treaties in the Nine Months of 2025 (see table above).
Net premiums earned
Net premiums earned increased $14.5 million, or 30.2%, to $62.4 million in the Three Months of 2026 from $47.9 million in the Three Months of 2025. Net premiums earned increased $41.1 million, or 29.8%, to $178.7 million in the Nine Months of 2026 from $137.7 million in the Nine Months of 2025. The increase in both periods was due an increase in retention related to the 11 percentage point reduction in quota share rates discussed above, and the increase in direct premiums written, partially offset by an increase in catastrophe premiums due to the increase in catastrophe coverage reflected in ceded catastrophe premiums earned.
Ceding Commission Revenue
The following table summarizes the changes in the components of ceding commission revenue (in thousands) for the periods indicated:

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	Percent	2026	2025	Change	Percent

Provisional ceding commissions earned	$1,423	$3,555	$(2,132)	(60.0%)	$4,052	$10,195	$(6,143)	(60.3)%
Contingent ceding commissions earned	317	1,345	(1,028)	(76.4%)	625	745	(120)	(16.1)%

Total ceding commission revenue	$1,740	$4,900	$(3,160)	(64.5%)	$4,677	$10,941	$(6,264)	(57.3)%
Ceding commission revenue was $1.7 million in the Three Months of 2026 compared to $4.9 million in Three Months of 2025. Ceding commission revenue was $4.7 million in the Nine Months of 2026 compared to $10.9 million in the Nine Months of 2025. The decrease of $3.2 million and $6.3 million, respectively, is explained below in the discussion of provisional ceding commissions earned and contingent ceding commissions earned.
Provisional Ceding Commissions Earned
In the Three Months of 2026, we earned provisional ceding commissions of $1.4 million from personal lines earned premiums ceded under the 2026/2027 Treaty, and in the Three Months of 2025, we earned provisional ceding commissions of $3.6 million from personal lines earned premiums ceded under the 2025/2026 Treaty. In the Nine Months of 2026, we earned provisional ceding commissions of $4.1 million from personal lines earned premiums ceded under the 2026/2027 Treaty, and in the Nine Months of 2025, we earned provisional ceding commissions of $10.2 million from personal lines earned premiums ceded under the 2025/2026 Treaty. The decrease of $2.1 million and $6.1 million, respectively, in provisional ceding commissions earned was due to the decrease in premiums ceded under these treaties in the Three Months and Nine Months of 2026 and 2025, offset by an increase in ceding commission rates under the 2026/2027 Treaty.
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

Net Investment Income
Net investment income was $3.8 million in the Three Months of 2026 compared to $2.5 million in the Three Months of 2025, an increase of $1.3 million, or 50.3%. Net investment income was $10.5 million in the Nine Months of 2026 compared to $6.8 million in the Nine Months of 2025, an increase of $3.7 million, or 53.7%. The increase in both periods was primarily due to an increase in cash generated from operations invested in fixed-income securities and an increase in average yields on invested assets. The average yield on invested assets was 4.6% as of September 30, 2026 compared to 4.0% as of September 30, 2025.
Cash and invested assets were $357.8 million as of September 30, 2026 compared to $300.8 million as of September 30, 2025, an increase of $57.1 million, primarily driven by cash flows from operations.
Net (Losses) Gains on Investments
Net losses on investments were $0.6 million in the Three Months of 2026 compared to net gains of $0.2 million in the Three Months of 2025. Net losses on investments were $1.3 million in the Nine Months of 2026 compared to net gains on investments of $0.6 million in the Nine Months of 2025. The change from net gains to net losses on investments in both periods was driven by an increase in unrealized losses on equity securities and other investments. Unrealized losses on our equity securities and other investments in the Three Months of 2026 were $0.5 million, compared to unrealized gains of $0.2 million in the Three Months of 2025. Unrealized losses on our equity securities and other investments in the Nine Months of 2026 were $1.1 million, compared to unrealized gains on our equity securities and other investments of $0.6 million in the Nine Months of 2025. .
Gain on Sale of Real Estate
Gain on sale of real estate was $0 in the Nine Months of 2026 compared to $2.0 million in the Nine Months of 2025. On March 19, 2025 one of our subsidiaries closed on the sale of our headquarters building in Kingston, New York, along with an adjacent mixed-use property (collectively, the “Property”). The purchase price for the Property was $3.6 million. We are now renting a smaller facility in Kingston, New York.
Other Income
Other income was $0.2 million in the Three Months of 2026 compared to $0.1 million in the Three Months of 2025, Other income was $0.6 million in the Nine Months of 2026 compared to $0.4 million in the Nine Months of 2025.
Loss and Loss Adjustment Expenses
The following table reconciles the GAAP loss and loss adjustment expense to underlying losses1 for the periods presented:

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2026	2025	Change	Percent	2026	2025	Change	Percent

GAAP loss and loss adjustment expenses	$21,802	$21,232	$570	2.7%	$91,307	$66,335	$24,972	37.6%
Net losses from catastrophes	4,662	115	4,547	NM	18,668	1,154	17,514	NM
Loss and loss adjustment expenses excluding the effect of catastrophes[1]	17,140	21,117	(3,977)	(18.8%)	72,639	65,181	7,458	11.4%
Effect or prior year (favorable) unfavorable reserve development	(3,815)	(10)	(3,805)	NM	(6,715)	(822)	(5,893)	NM

Underlying losses[1]	$20,955	$21,127	$(172)	(0.8%)	$79,354	$66,003	$13,351	20.2%
NM = Not Meaningful
(Columns in the table above may not sum to totals due to rounding)
1Loss and LAE excluding the effect of catastrophes and underlying losses are non-GAAP measures, defined above under "Key GAAP and Non-GAAP Measures", and reconciled in the table herein to the GAAP measure of loss and LAE.

Loss and LAE was $21.8 million for the Three Months of 2026 compared to $21.2 million for the Three Months of 2025. The net loss ratio was 34.9% in the Three Months of 2026 compared to 44.3% in the Three Months 2025, a decrease of 9.4 percentage points. Loss and LAE was $91.3 million for the Nine Months of 2026 compared to $66.3 million for the Nine Months of 2025. The net loss ratio was 51.1% in the Nine Months of 2026 compared to 48.2% in the Nine Months of 2025, an increase of 2.9 percentage points. The net loss ratio for the Three Months of 2026 was lower than for the Three Months of 2025 due to a lower underlying loss ratio and more favorable prior accident year development partially offset by a greater impact from catastrophes. The net loss ratio for the Nine Months of 2026 was higher than for the Nine Months of 2025 due to a greater impact from catastrophes but partially offset by a lower underlying loss ratio and more favorable prior accident year development.

The underlying loss ratio was 33.5% for the Three Months of 2026, a decrease of 10.6 points from the 44.1% underlying loss ratio recorded for the Three Months of 2025. The lower underlying loss ratio was mainly driven by better loss settlement due to improvements in claims operations. Overall personal lines non-catastrophe frequency for the Three Months of 2026 was also slightly lower than both for the Three Months of 2025 and the long-term average. The underlying loss ratio was 44.5% for the Nine Months of 2026, a decrease of 3.5 points from the 48.0% underlying loss ratio recorded for Nine Months of 2025. The lower underlying loss ratio was mainly driven by better loss settlement due to improvements in claims operations. Overall personal lines non-catastrophe frequency for Nine Months of 2026 was in line with the Nine Months of 2025 and lower than the long-term average.

For the Three Months of 2026, there were nine newly designated catastrophe events which had a moderate impact on the net loss ratio, and development on events from prior quarters was favorable. Of the nine events, only two had a meaningful impact, including the nor’easter at the end of September. The estimated total net catastrophe impact for the Three Months of 2026 was $4.7 million, which contributed 7.5 points to the net loss ratio. By comparison, the catastrophe impact for the Three Months of 2025 was 0.2 points. For the Nine Months of 2026, there were twenty-four newly designated catastrophe events, including several large winter storm events in January and February. The estimated total net catastrophe impact for the Nine Months of 2026 was $18.7 million, which contributed 10.4 points to the net loss ratio. By comparison, the catastrophe impact for the Nine Months of 2025 was 0.8 points.

Favorable prior accident year development decreased the net loss ratio by 6.1 points for the Three Months of 2026 as compared to decreasing the net loss ratio by less than 0.1 points for the Three Months of 2025. For the Three Months of 2026, the favorable development was driven primarily by better-than-expected loss emergence on property lines for accident year 2025 and liability lines for accident years 2021 through 2025. For the Three Months 2025, there was favorable development on property lines offset by unfavorable development on liability lines, resulting in minimal overall development. Favorable prior accident year development decreased the net loss ratio by 3.8 points for the Nine Months of 2026 as compared to decreasing the net loss ratio by 0.6 points for the Nine Months of 2025. For the Nine Months of 2026, the favorable development was driven primarily by better-than-expected loss emergence on property lines for accident year 2025 and liability lines for accident years 2022 through 2025. For the Nine Months of 2025, the favorable development was attributable to better-than-expected loss emergence on property lines for accident years 2022 through 2024.
Commission Expense
Commission expense was $12.2 million in the Three Months of 2026 compared to $10.3 million in the Three Months of 2025. The increase of $1.9 million was primarily due to an increase in direct earned premiums and an increase of $0.4 million for an accrual of estimated contingent commission based on the profitability of the business. Commission expense was $34.0 million in the Nine Months of 2026 compared to $30.3 million in the Nine Months of 2025. The increase of $3.7 million in the Nine Months of 2026 compared to the Nine Months of 2025 was primarily due to an increase in direct earned premiums, partially offset by a decrease of $0.4 million for an accrual of estimated contingent commission based on the profitability of the business.
Other Underwriting Expenses
Other underwriting expenses were $8.9 million in the Three Months of 2026 compared to $8.4 million in the Three Months of 2025. The increase of $0.5 million, or 6.5%, was primarily due to increases in salaries and employment costs, underwriting fees, premium taxes, IT expenses, and Department of Financial Services ("DFS") regulatory fees. Other underwriting expenses were $25.9 million in the Nine Months of 2026 compared to $23.5 million in the Nine Months of 2025. The increase of $2.4 million, or 10.3%, was primarily due to increases in salaries and employment costs, an increase in premium taxes, an increase in IT expenses, and an increase in DFS regulatory fees.
Our net underwriting expense ratio in the Three Months of 2026 was 30.7% compared to 28.4% in the Three Months of 2025. Our net underwriting expense ratio in the Nine Months of 2026 was 30.6%, compared with 30.8% in the Nine Months of 2025 as the Company continues to benefit from economies of scale and continued diligent expense management.
Other Operating Expenses
Other operating expenses were $1.5 million for the Three Months of 2026 compared to $1.3 million for the Three Months of 2025. The increase in the Three Months of 2026 as compared to the Three Months of 2025 was primarily due to an increase in equity compensation. Other operating expenses were $5.1 million for the Nine Months of 2026 compared to $3.5 million for the Nine Months of 2025. The increase in the Nine Months of 2026 of $1.6 million, or 45.2%, as compared to the Nine Months of 2025 was primarily due to an increase in equity compensation and professional fees, partially offset by a decrease in loss on extinguishment of debt. The increase in equity compensation in both periods was due to additional restricted stock awards granted to our senior leadership team as of December 31, 2025 pursuant to our employee bonus plan, and to our CEO and CFO pursuant to their respective employment agreements. In the Nine Months of 2026, the increase in professional fees was due to legal fees incurred related to board level projects and additional accounting expenses incurred related to our new requirement for the audit of our internal control over financial reporting. The reduction in loss on extinguishment of debt loss was due to writing off the balance of unamortized debt issue costs upon the prepayment of the 2024 Notes in the Nine Months of 2025 as disclosed in Note 7 to the condensed consolidated financial statements.
Depreciation and amortization was $0.8 million in the Three Months of 2026 compared to $0.6 million in the Three Months of 2025. Depreciation and amortization was $2.3 million in the Nine Months of 2026 compared to $1.9 million in the Nine Months of 2025. The increase in depreciation and amortization of $0.2 million, or 25.0%, in the Three Months of 2026 and $0.4 million, or 21.3%, in Nine Months of 2026 was primarily due to the difference between additional depreciation on software acquired compared to software being fully depreciated.
Interest Expense
Interest expense in the Three Months of 2026 was $54 thousand compared to $73 thousand in the Three Months of 2025. Interest expense from both periods is from the 2022 equipment financing. Interest expense in the Nine Months of 2026 was $183 thousand compared to $377 thousand in the Nine Months of 2025. In the Nine Months of 2025, as disclosed in Note 7 to the condensed consolidated financial statements, we incurred interest expense in connection with the 2024 Notes which were paid off in the first quarter of 2025 in addition to the interest expense incurred on the 2022 equipment financing.
Income Tax Expense
Income tax expense in the Three Months of 2026 was $4.7 million, which resulted in an effective tax rate of 21.2%. Income tax expense in the Three Months of 2025 was $2.8 million, which resulted in an effective tax rate of 20.7%. The difference in the effective tax rate is due to the effect of permanent differences in the Three Months of 2026 compared to the Three Months of 2025. Income tax expense in the Nine Months of 2026 was $7.2 million, which resulted in an effective tax rate of 20.8%. Income tax expense in the Nine Months of 2025 was $6.6 million, which resulted in an effective tax rate of 20.2%. The difference in effective tax rate is due to the effect of permanent differences in the Nine Months of 2026 compared to the Nine Months of 2025. In the Nine Months of 2026, the vesting of restricted stock awards and exercise of stock options resulted in an income tax benefit, due to the increase in the stock price on the vesting date and exercise date as compared to the grant date, which had the effect of reducing the effective tax rate. In the Nine Months of 2025, the vesting of restricted stock awards and exercise of stock options resulted in an income tax benefit, due to the increase in the stock price on the vesting date and exercise date as compared to the grant date, which had the effect of reducing the effective tax rate. In the Nine Months of 2026, the increase in stock price was not as great as the increase in the Nine Months of 2025 on the vesting of restricted stock awards, resulting in a lower tax benefit, which had the effect of increasing the effective tax rate when compared to the prior year.
Net Income
Net income was $17.6 million in the Three Months of 2026 compared to net income of $10.9 million in the Three Months of 2025. Net income was $27.2 million in the Nine Months of 2026 compared to net income of $26.0 million in the Nine Months of 2025. The increase in net income of $6.7 million in the Three Months of 2026 and the increase in net income of $1.2 million in the Nine Months of 2026 was due to the items described above.

Investments
Portfolio Summary
Fixed-Maturity Securities
The following table presents a breakdown of the amortized cost, allowance for credit losses, estimated fair value, and gross unrealized gains and losses on our available-for-sale fixed-maturity securities, including those classified as short-term investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category				Less than 12 Months	More than 12 Months
Fixed-Maturity Securities:
Available-for-Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies	$1,498,038	$-	$-	$(71,963)	$-	$1,426,075	0.4%
Political subdivisions of States, Territories and Possessions (1)	24,112,087	-	-	(319,143)	(3,416,646)	20,376,298	6.4%
Corporate and other bonds Industrial and miscellaneous (1)	164,231,277	-	725	(5,242,808)	(3,437,762)	155,551,432	49.0%
Residential mortgage and other asset backed securities (1) (2)	149,198,040	(7,295)	109,882	(4,961,717)	(5,712,203)	138,626,707	43.7%
Total fixed-maturity securities, available-for-sale	339,039,442	(7,295)	110,607	(10,595,631)	(12,566,611)	315,980,512	99.5%
Short-term investments	1,486,371	-	-	(3,966)	-	1,482,405	0.5%
Total fixed-maturity securities	$340,525,813	$(7,295)	$110,607	$(10,599,597)	$(12,566,611)	$317,462,917	100.0%

	December 31, 2025
	Cost or Amortized Cost	Allowance for Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category				Less than 12 Months	More than 12 Months
Fixed-Maturity Securities:
Available-for-Sale
U.S. Treasury securities and obligations of U.S. government corporations and agencies (1)	$997,124	$-	$10,066	$-	$-	$1,007,190	0.3%
Political subdivisions of States, Territories and Possessions (1)	24,125,578	-	182,580	-	(2,534,725)	21,773,433	7.5%
Corporate and other bonds Industrial and miscellaneous (1)	131,958,643	-	567,410	(118,901)	(2,540,470)	129,866,682	44.9%
Residential mortgage and other asset backed securities (1) (2)	139,656,710	-	1,273,816	(62,968)	(4,477,673)	136,389,885	47.2%
Total fixed-maturity securities	$296,738,055	$-	$2,033,872	$(181,869)	$(9,552,868)	$289,037,190	100.0%
(1)KICO places certain fixed-maturity securities in a designated custodian account to fulfill the required collateral for a sale-leaseback transaction (see Note 7 - Debt - "Equipment Financing"). As of September 30, 2026 and December 31, 2025, the amount of required collateral was approximately $2,347,000 and $3,616,000, respectively, and the estimated fair value of the eligible collateral was approximately $2,347,000 and $3,616,000, respectively.
(2)KICO has placed certain residential mortgage-backed securities as eligible collateral in a designated custodian account related to its membership in the Federal Home Loan Bank of New York ("FHLBNY") (see Note 7 – Debt – “Federal Home Loan Bank”). The eligible collateral would be pledged to FHLBNY if KICO draws an advance from the FHLBNY credit line. As of September 30, 2026 and December 31, 2025, the estimated fair value of the eligible investments was approximately $8,309,000 and $9,598,000, respectively. KICO will retain all rights regarding all securities if pledged as collateral. As of September 30, 2026 and December 31, 2025, there was no outstanding balance on the FHLBNY credit line.
Equity Securities
The following table presents a breakdown of the cost and estimated fair value of, and gross gains and losses on, investments in equity securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(3,441,144)	$6,309,178	68.7%
Fixed income exchange traded funds	3,711,232	-	(970,432)	2,740,800	29.8%
FHLBNY common stock	136,900	-	-	136,900	1.5%
Total	$13,598,454	$-	$(4,411,576)	$9,186,878	100.0%

	December 31, 2025
Category	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	% of Estimated Fair Value

Equity Securities:
Preferred stocks	$9,750,322	$-	$(2,765,627)	$6,984,695	69.5%
Fixed income exchange traded funds	3,711,232	-	(724,432)	2,986,800	29.7%
FHLBNY common stock	85,100	-	-	85,100	0.8%
Total	$13,546,654	$-	$(3,490,059)	$10,056,595	100.0%
Other Investments
The following table presents a breakdown of the cost and estimated fair value of, and gross gains on, our other investments as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
Category	Cost	Gross Gains	Estimated Fair Value	Cost	Gross Gains	Estimated Fair Value

Other Investments:
Hedge fund	$1,987,040	$2,380,222	$4,367,262	$1,987,040	$2,565,338	$4,552,378
Held-to-Maturity Securities
The following table presents a breakdown of the amortized cost and estimated fair value of, and gross unrealized gains and losses on, investments in held-to-maturity securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities[1]	$1,229,735	$-	$(9,846)	$(66,432)	$1,153,457	24.1%
Exchange traded debt	304,111	-	-	(75,861)	228,250	4.8%
Corporate and other bonds Industrial and miscellaneous	4,504,488	-	-	(1,096,798)	3,407,690	71.2%
Total	$6,038,334	$-	$(9,846)	$(1,239,091)	$4,789,397	100.0%

	December 31, 2025

	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	% of Estimated Fair Value
Category			Less than 12 Months	More than 12 Months

Held-to-Maturity Securities:
U.S. Treasury securities[1]	$1,229,490	$-	$(3,070)	$(22,083)	$1,204,337	23.4%
Exchange traded debt	304,111	-	-	(62,111)	242,000	4.7%
Corporate and other bonds Industrial and miscellaneous	4,508,747	-	-	(817,817)	3,690,930	71.8%
Total	$6,042,348	$-	$(3,070)	$(902,011)	$5,137,267	100.0%
1All held-to-maturity U.S. Treasury securities are held in trust pursuant to various states’ minimum fund requirements.
A summary of the amortized cost and fair value of our investments in held-to-maturity securities by contractual maturity as of September 30, 2026 and December 31, 2025 is shown below:

	September 30, 2026		December 31, 2025
Remaining Time to Maturity	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

Less than one year	$622,840	$615,958	$-	$-
One to five years	1,450,918	1,368,660	2,063,366	2,029,462
Five to ten years	-	-	-	-
More than 10 years	3,964,576	2,804,779	3,978,982	3,107,805
Total	$6,038,334	$4,789,397	$6,042,348	$5,137,267

Credit Rating of Fixed-Maturity Securities
The table below summarizes the credit quality of our available-for-sale fixed-maturity securities, including those classified as short-term investments, as of September 30, 2026 and December 31, 2025 as rated by Standard & Poor’s (or, if unavailable from Standard & Poor’s, then Moody’s, Fitch, or Kroll):

	September 30, 2026		December 31, 2025
	Estimated Fair Value	Percentage of Estimated Fair Value	Estimated Fair Value	Percentage of Estimated Fair Value

Rating
U.S. Treasury securities	$2,908,480	0.9%	$1,007,198	0.3%

Corporate and municipal bonds
AAA	4,240,014	1.3%	3,388,595	1.2%
AA	21,434,187	6.8%	18,728,005	6.5%
A	86,297,321	27.2%	72,631,685	25.1%
BBB+	36,961,687	11.6%	29,128,976	10.1%
BBB	22,749,111	7.2%	24,203,080	8.4%
BBB-	2,681,027	0.8%	1,958,225	0.7%
Total corporate and municipal bonds	174,363,347	55.0%	150,038,566	52.0%

Residential mortgage backed, asset backed, and other collateralized obligations
AAA	49,233,938	15.5%	50,779,398	17.6%
AA	66,239,718	20.9%	64,073,127	22.2%
A	23,355,001	7.4%	22,403,831	7.8%
CCC	368,748	0.1%	422,903	0.1%
Non-rated	993,685	0.3%	312,167	0.1%
Total residential mortgage backed, asset backed, and other collateralized obligations	140,191,090	44.2%	137,991,426	47.8%

Total	$317,462,917	100.0%	$289,037,190	100.0%
The table below summarizes the average yield by type of fixed-maturity security as of September 30, 2026 and December 31, 2025:

Category	September 30, 2026	December 31, 2025
U.S. Treasury securities and obligations of U.S. government corporations and agencies	3.58%	3.84%

Political subdivisions of States, Territories and Possessions	3.95%	3.69%

Corporate and other bonds Industrial and miscellaneous	4.45%	4.19%

Residential mortgage backed securities	4.86%	4.44%

Total	4.58%	4.27%
The table below lists the weighted average maturity and effective duration in years on our fixed-maturity securities as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Weighted average effective maturity	10.1	11.2

Weighted average final maturity	13.8	15.0

Effective duration	4.5	4.4
Fair Value Consideration
Fair value is the price that would be received to sell an asset or paid to transfer a liability in a transaction involving identical or comparable assets or liabilities between market participants (an “exit price”). The fair value hierarchy distinguishes between inputs based on market data from independent sources (“observable inputs”) and a reporting entity’s internal assumptions based upon the best information available when external market data is limited or unavailable (“unobservable inputs”). The fair value hierarchy prioritizes fair value measurements into three levels based on the nature of the inputs. Quoted prices in active markets for identical assets have the highest priority (“Level 1”), followed by observable inputs other than quoted prices including prices for similar but not identical assets or liabilities (“Level 2”), and unobservable inputs, including the reporting entity’s estimates of the assumption that market participants would use, having the lowest priority (“Level 3”). As of September 30, 2026 and December 31, 2025, 4% and 47%, respectively, of the investment portfolio recorded at fair value was priced based upon quoted market prices.
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
The primary source of cash flow for the Holding Company are dividends and distributions received from KICO, which are subject to statutory restrictions. For the nine months ended September 30, 2026, KICO paid dividends of $2.4 million to the Holding Company. As of September 30, 2026, the maximum dividends that KICO can pay to the Holding Company is restricted to the lesser of 10% of statutory surplus as shown by its last statement on file with the DFS, or 100% of net investment income for the preceding 36 months, reduced by dividends paid during such period. As of September 30, 2026, the maximum allowable dividend that KICO may pay to the Holding Company was $9.7 million without DFS approval. In the nine months ended September 30, 2026, the Holding Company funded KAIC with an initial investment of $5.1 million. The Holding Company does not expect to receive any dividends from KAIC within the next year.
KICO is a member of FHLBNY, which provides additional access to liquidity. Members have access to a variety of flexible, low-cost funding through FHLBNY’s credit products, enabling members to customize advances. Advances are to be fully collateralized; eligible collateral to pledge to FHLBNY includes residential and commercial mortgage-backed securities, along with U.S. Treasury and agency securities. See Note 3 – Investments to our condensed consolidated financial statements for eligible collateral held in a designated custodian account available for future advances. Advances are limited to 5% of KICO’s net admitted assets as of the end of the previous quarter, which is June 30, 2026. Effective April 15, 2025, based on KICO's credit rating from FHLBNY, KICO can now borrow for a term of up to five years. The maximum allowable advance as of September 30, 2026, based on the net admitted assets as of June 30, 2026, was approximately $19.6 million. Available collateral as of September 30, 2026 was approximately $8.3 million. Effective April 15, 2025, advances are limited to 91% of the amount of available collateral. Prior to April 15, 2025, advances were limited to 85% of the amount of available collateral. There were no borrowings under this facility during the Nine Months of 2026 or the Nine Months of 2025.
In May 2024, we entered into a Sales Agreement with Janney Montgomery Scott LLC (the “Sales Agent”) under which we initially had the ability to issue and sell shares of our Common Stock, from time to time, through the Sales Agent, pursuant to the Shelf Registration Statement, up to an aggregate offering price of approximately $16.4 million in what is commonly referred to as an “at-the-market” (“ATM”) program. On January 7, 2025, we filed a prospectus supplement providing for a going forward aggregate offering price for the ATM program of $25.0 million. During the nine months ended September 30, 2026, we did not sell any shares of our Common Stock under the ATM program. As of September 30, 2026, we had remaining capacity to sell up to an additional $15.9 million of our Common Stock under the ATM program.
On July 1, 2026, we entered into a revolving credit facility (the “Credit Facility”) that permits borrowings of up to $5.0 million in principal. Borrowings bear interest at a floating rate based on either (i) the one-month secured overnight financing rate (“SOFR”) plus

2.5% or (ii) the alternate base rate plus 2.5%, as selected in accordance with the Credit Facility. We are required to make monthly interest payments, with all outstanding principal due at maturity on July 1, 2028. Borrowings under the Facility are unsecured. The Credit Facility includes financial and nonfinancial covenants. As of September 30, 2026, we were in compliance with these covenants. We intend to use borrowings for general corporate purposes. We did not borrow under the Credit Facility during the nine months ended September 30, 2026, and no amounts were outstanding as of that date.
If the aforementioned sources of cash flow currently available are insufficient to cover our Holding Company cash requirements, we will seek to obtain additional financing.
Cash flow and liquidity are categorized into three sources: (1) operating activities; (2) investing activities; and (3) financing activities, which are shown in the following table:

Nine Months ended September 30,	2026	2025
(in thousands)
Cash flows provided by (used in):
Operating activities	$59,299	$53,062
Investing activities	(46,654)	(56,363)
Financing activities	(4,034)	1,404
Net increase (decrease) in cash and cash equivalents	8,611	(1,897)
Cash and cash equivalents, beginning of period	12,179	28,669
Cash and cash equivalents, end of period	$20,790	$26,772
Net cash provided by operating activities was $59.3 million in the Nine Months of 2026 as compared to $53.1 million provided by operating activities in the Nine Months of 2025. The $6.2 million increase in cash flows provided by operating activities in the Nine Months of 2026 as compared to the Nine Months of 2025 was primarily the result of cash provided from net fluctuations in operating assets and liabilities, and an increase in net income (adjusted for non-cash items) of $5.9 million. The net fluctuations in assets and liabilities are related to operating activities of KICO as affected by growth or decline in its operations, payments on claims and other changes, which are described above.
Net cash used in investing activities was $46.7 million in the Nine Months of 2026 compared to $56.4 million used in investing activities in the Nine Months of 2025 resulting in a $9.7 million decrease in net cash used in investing activities. In the Nine Months of 2026, we had net cash invested in our investment portfolio of $44.0 million, compared to $57.9 million invested in the Nine Months of 2025. In the Nine Months of 2025 one of our subsidiaries received gross proceeds of $3,600,000 from the sale of real estate that was used as our headquarters building.
Net cash used in financing activities was $4.0 million in the Nine Months of 2026 compared to $1.4 million provided by financing activities in the Nine Months of 2025 resulting in a $5.4 million increase in net cash used in financing activities. In the Nine Months of 2026, we received no proceeds from our ATM offering, compared to $9.5 million in the Nine Months of 2025. In the Nine Months of 2025, we satisfied our debt under the 2024 Notes by making principal payments of $6.0 million, with none paid in the Nine Months of 2026. In the Nine Months of 2026, shareholder dividends were $2.3 million, compared to $0.7 million in the Nine Months of 2025.
Reinsurance
On January 1, 2025, we entered into a 16% quota share reinsurance treaty for our personal lines business, which primarily consisted of homeowners’ and dwelling fire policies, covering the period from January 1, 2025 through January 1, 2026 (“2025/2026 Treaty”). Upon the expiration of the 2025/2026 Treaty on January 1, 2026, we entered into a new 5% quota share reinsurance treaty for our personal lines business written in all states except California covering the period from January 1, 2026 through January 1, 2027 (“2026/2027 Treaty”). For business written in California, we entered into a 30% quota share reinsurance treaty covering the period from January 1, 2026 through January 1, 2027.

    Our excess of loss and catastrophe reinsurance treaties expired on June 30, 2026 and we entered into new excess of loss and catastrophe reinsurance treaties effective July 1, 2026. The new catastrophe reinsurance treaties include the second year of the $125.0 million catastrophe bond ("Series 2025-1 Notes") issued on July 1, 2025. The Series 2025-1 Notes were priced at 4.5% and issued through a Bermuda-registered special purpose insurer, 1886 Re Ltd., providing KICO with $125.0 million of collateralized reinsurance protection. The Series 2025-1 Notes offer multi-year protection against named storm events across New York, New Jersey, Connecticut, Massachusetts and Rhode Island on an indemnity trigger and per-occurrence basis. The Series 2025-1 Notes, which were structured and placed by AON Securities LLC, cover four annual risk periods from July 1, 2025, through June 30, 2029.

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
Material terms for our reinsurance treaties in effect for the treaty years shown below are as follows:

	Treaty Period
	2026/2027 Treaty		2025/2026 Treaty
Line of Business	July 1, 2026 to January 1, 2027	January 1, 2026 to June 30, 2026	July 1, 2025 to January 1, 2026	January 1, 2025 to June 30, 2025

Personal Lines:
Homeowners, dwelling fire and canine legal liability
Quota share treaty:
Percent ceded (6)	5%	5%	16%	16%
Risk retained on initial
$1,000,000 of losses (4) (5) (6)	$950,000	$950,000	$840,000	$840,000
Losses per occurrence
subject to quota share
reinsurance coverage	$1,000,000	$1,000,000	$1,000,000	$1,000,000
Expiration date	January 1, 2027	January 1, 2027	January 1, 2026	January 1, 2026
Excess of loss coverage and
facultative facility
coverage (1) (4) (5)	$10,250,000	$8,250,000	$8,250,000	$8,400,000
	in excess of	in excess of	in excess of	in excess of
	$750,000	$750,000	$750,000	$600,000
Total reinsurance coverage
per occurrence (4) (5)	$10,175,000	$8,175,000	$8,285,000	$8,360,000
Losses per occurrence
subject to reinsurance
coverage (5)	$11,000,000	$9,000,000	$9,000,000	$9,000,000
Expiration date	June 30, 2027	June 30, 2026	June 30, 2026	June 30, 2025

Catastrophe Reinsurance:
Initial loss subject to personal
lines quota share treaty (5)	$10,000,000	$10,000,000	$10,000,000	$10,000,000
Risk retained per catastrophe
occurrence (5) (6) (7) (8)	$4,750,000	$5,500,000	$5,000,000	$4,250,000
Catastrophe loss coverage
in excess of quota share
coverage (2) (5) (8)	$495,250,000	$434,500,000	$435,000,000	$275,000,000

Reinstatement premium
protection (3)	Yes	Yes	Yes	Yes
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
(5)The personal lines quota share treaty (homeowners, dwelling fire and canine liability) will expire on January 1, 2027, with none of these coverages to be in effect during the period from January 1, 2027 through June 30, 2027. If and when this treaty is renewed on January 1, 2027, the personal lines quota share treaty, will be as provided for therein. Reinsurance coverage in effect from January 1, 2027 through June 30, 2027 is only for excess of loss, Underlying XOL, and catastrophe reinsurance treaties.
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
In the Three and Nine Months of 2026, there was an increase in interest rates, lower public equity valuations, and significant financial market volatility. The higher interest rates reduced the value of our fixed income securities.
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
On April 14, 2025, KICO entered into an agreement to offer a quote for a replacement policy to selected homeowners policyholders in Downstate New York as one of our competitors pivoted focus away from admitted personal lines business (the "Withdrawal Plan"). The Withdrawal Plan, which includes this transaction, was approved by the DFS. The Withdrawal Plan enabled KICO to work with new distribution partners to further increase its footprint in Downstate New York by offering an alternative policy to selected homeowners policyholders with effective dates that started in the third quarter of 2025. In March 2026, we announced that we intend to expand into new markets, starting with California, which we entered in the second quarter of 2026 and Connecticut which we entered in the third quarter of 2026.
The third quarter of 2026 was the most profitable quarter in our history with $17.6 million of net income. On November 5, 2026, we updated our 2026 direct premiums written growth outlook to approximately 16%, improved our 2026 net combined ratio outlook to 79% to 83%, and raised the midpoint of our 2026 diluted earnings per share guidance to $2.80.. The updated guidance was issued in a press release included in our Form 8-K filed with the SEC on November 5, 2026 and is based on management’s current expectations as of this date.
See “Forward-Looking Statements” before Part I, Item 1.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
This item is not applicable to smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Management, with participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2026.

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026, because of the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness, as defined in Rule 12b-2 under the Exchange Act, is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses in internal control over financial reporting previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, remained unremediated as of September 30, 2026.

Remediation Status of Reported Material Weaknesses

Management continues to implement its plan to remediate the previously reported material weaknesses. Completed actions and ongoing remediation activities are described below.

Management has obtained a SOC 1 Type 2 report from the service provider for the Company’s insurance premium quoting platform covering the period October 1, 2025 to December 31, 2025. The service provider's opinion was unqualified. In addition, management is working with the service provider to obtain a SOC 1 Type 2 report covering the period January 1, 2026 to October 31, 2026.

In May 2026, the Company migrated its general ledger system from the service provider’s hosting environment to the Company’s premises. In connection with the migration, management implemented general information technology controls over access and change management. Management also plans to obtain a SOC 2 Type 2 report from the service provider covering the January 1, 2026 to June 30, 2026 pre-migration hosting period.

The material weaknesses will not be considered remediated until the new and redesigned controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company believes the above measures will remediate the control deficiencies identified and strengthen its internal control over financial reporting. As the Company continues to work to remediate the control deficiencies that gave rise to the material weaknesses, it may determine that additional measures or time are required to address the control deficiencies or that it needs to modify or otherwise adjust the remediation measures described above. The Company will continue to assess the effectiveness of its remediation efforts in connection with its evaluation of its internal control over financial reporting.
Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes to the Company’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(c)None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
(a)The Company’s certificate of incorporation includes Article Twelfth which was part of the Company’s certificate of incorporation at the time of its incorporation in Delaware in 1961 and was proper at such time. Article Twelfth deals with contracts or transactions between the Company and its directors or entities affiliated with its directors.

Subsequent to the Company’s incorporation, Delaware adopted a new statute, Section 144, which deals with contracts and transactions with interested officers and directors. Section 144, as amended over time, is currently inconsistent with what is provided for in Article Twelfth.

Subsequent to the Company’s incorporation, Delaware also adopted an amendment to its statute to allow a company to adopt a provision in its certificate of incorporation eliminating or limiting the personal liability of, among others, a director to the corporation or its stockholders for monetary damages for breach of fiduciary duty as a director, provided that such provision may not eliminate or limit the liability of a director for, among other things, any breach of the director’s duty of loyalty to the corporation or its stockholders or for any transaction from which the director derived an improper personal benefit. Following the adoption of such statute amendment, the Company amended its certificate of incorporation to adopt such provision. Article Twelfth is inconsistent with such provision to the extent it eliminates or limits the liability of a director for any breach of the director’s duty of loyalty to the Company or its stockholders or for any transaction from which the director derived an improper personal benefit.

Based on the above, the Company will be submitting to its stockholders a proposal to amend its certificate of incorporation to remove or modify Article Twelfth of its certificate of incorporation to the extent necessary to comply with Delaware law. Pending such stockholder approval, Article Twelfth will not be enforced by the Company.
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

KINGSTONE COMPANIES, INC.

Dated: November 6, 2026	By:	/s/ Meryl Golden
Meryl Golden
Chief Executive Officer, President and Principal Executive Officer

Dated: November 6, 2026	By:	/s/ Randy Patten
Randy Patten
Vice President, Chief Financial Officer, Treasurer and Principal Financial Officer